Form 10QSB
period 2002-06-30
ORGANIC SOILS COM INC
filed 2002-09-16
CIK 1108046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-57946
                             ORGANIC SOILS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                             88-0448626
     (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

                          300 EAST 54TH AVE., SUITE 202
                              ANCHORAGE, AK  99518
                    (Address of principal executive offices)

                                 (415) 387 7500
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No
[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 3,430,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]


                                    FORM 10-QSB
                               ORGANIC SOILS.COM, INC.
                           (A Development Stage Company)
                                       INDEX

                                                                              Page
PART I.                         Financial Information

          Item I.  Financial Statements (unaudited)                              3

          Independent Accountant's Report                                        4

          Unaudited Balance Sheet, June 30, 2002 and 2001                        5

          Unaudited Statement of Operations for the six months ended June
          30, 2002 and 2001                                                      6

          Unaudited Statement of Shareholders' Equity for the six months
          ended   June 30, 2002 and 2001                                         7

          Unaudited Statement of Cash Flows for the six months
          ended  June 30, 2002 and 2001                                          8

          Footnotes to Financial Statements                                      9

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        13

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                    15

          Item 6.  Exhibits and Reports on Form 8-K                             15

          Signatures                                                            16

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Hawkins  Accounting
Certified  Public  Accountant
17415  Monterey  St.  Suite  200
Morgan  Hill,  CA  95037
408-776-9455

                            TO THE BOARD OF DIRECTORS

Organic  Soils.Com,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Organic Soils.Com, Incorporated as of June 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Organic Soils.Com, Incorporated.

I conducted my review in accordance with standards established by the American Institute of Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.



/s/  Hawkins  Accounting
------------------------




September  12,  2002


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                             JUNE 30, 2002 and 2001


ASSETS
--------------------------------------------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $     813        355
  Accounts receivable. . . . . . . . . . . . . . .      1,528      5,301
                                                    ----------  ---------

    Total assets . . . . . . . . . . . . . . . . .  $   2,341      5,656
                                                    =========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $   9,221      3,661
  Accrued interest . . . . . . . . . . . . . . . .        789          0
  Notes payable. . . . . . . . . . . . . . . . . .     13,600      4,000
                                                    ----------  ---------
  Total liabilities. . . . . . . . . . . . . . . .     23,610      7,661


SHAREHOLDERS' EQUITY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,300,000 issued and outstanding.      2,300      2,398
  Paid in capital. . . . . . . . . . . . . . . . .    249,750    249,652
  Deficit accumulated during development stage . .   (273,319)  (254,055)
                                                    ----------  ---------
  Total shareholders' equity . . . . . . . . . . .    (21,269)    (2,005)
                                                    ----------  ---------

    Total liabilities and shareholders' equity . .  $   2,341      5,656
                                                    =========  ==========


The  accompanying  notes  are  an  integral  part  of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                For the six Months ended June 30, 2002 and 2001

                                                                  Deficit
                                                                Accumulated
                                                                  During
                                                                Development
                                         2002         2001         Stage
                                      -----------  -----------  -----------
Revenue. . . . . . . . . . . . . . .          58        2,650        1,826

Expenses
  Bank charges . . . . . . . . . . .          33           54          363
  Consulting fees. . . . . . . . . .        4316       13,202      120,908
  Travel and entertainment . . . . .                    5,258        8,511
  Office expenses. . . . . . . . . .          20        2,589        5,945
  Start up costs . . . . . . . . . .                        0        1,655
  Promotion. . . . . . . . . . . . .                      462          864
  License and permits. . . . . . . .         286            0          400
  Miscellaneous. . . . . . . . . . .                    1,086          211
  Rent . . . . . . . . . . . . . . .                    2,077        5,116
  Options granted for services . . .                        0       99,000
  Stock issued for legal services. .                        0       10,000
  Money raising costs. . . . . . . .                    1,000       17,950
  Telephone. . . . . . . . . . . . .                    1,997        2,669
                                      -----------  -----------  -----------
    Total expenses . . . . . . . . .       4,655       27,725      273,592
                                      -----------  -----------  -----------
    Loss from operations . . . . . .      (4,597)     (25,075)    (271,766)

Other income and (expense)
  Interest income. . . . . . . . . .          17            5           69
  Interest expense . . . . . . . . .        (528)           0       (1,627)
                                      -----------  -----------  -----------
    Total other income and (expense)        (511)           5       (1,558)
                                      -----------  -----------  -----------
      Net loss . . . . . . . . . . .  $   (5,108)  $  (25,070)  $ (273,324)
                                      ===========  ===========  ===========

Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $    (0.01)  $    (0.12)
                                      ===========  ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,300,000    2,300,000    2,300,000
                                      ===========  ===========  ===========


The  accompanying  notes  are  an  integral  part  of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                For the six months ended June 30, 2002 and 2001


                                                        Deficit
                                                      Accumulated
                                                        During
                                           Paid in    Development
                      Shares     Amount    Capital      Stage       Total
                    ----------  ---------  --------  ----------    ---------

December 31, 2000.  2,267,300   $  2,267   $217,083  $(228,985)    $ (9,635)

January, 2001. . .     32,700         33     32,667                  32,700

Net (loss) . . . .                                     (25,070)     (25,070)

                    ----------  ---------  --------  ----------    ---------
                    2,300,000   $  2,300   $249,750  $(254,055)    $ (2,005)
                    ==========  =========  ========  ==========    =========



December 31, 2001.  2,300,000   $  2,300    249,750   (268,211)     (16,161)
Net (loss) . . . .                                      (5,108)      (5,108)
                                                     ----------    ---------
                    2,300,000   $  2,300   $249,750  $(273,319)    $(21,269)
                    ==========  =========  ========  ==========    =========


The  accompanying  notes  are  an  integral  part  of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001

                                                                        Deficit
                                                                      Accumulated
                                                                        During
                                                                      Development
                                                   2002      2001       Stage
                                                 --------  ---------  -----------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . .  $(5,108)  $(25,070)   (272,813)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  Decrease if accounts receivable
  Options for legal expenses. . . . . . . . . .                    0     10,000
  Options granted for services. . . . . . . . .                    0     99,000
  (Increase)Decrease in accounts receivable . .    6,960     (5,301)     (3,358)
  Increase (Decrease) in current liabilities. .   (1,843)    (6,600)      8,397
                                                 --------  ---------  ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .        9    (36,971)   (158,774)

FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .                4,000     17,600
  Repayment of loans
  Sale of common stock. . . . . . . . . . . . .               32,700    143,050
                                                 --------  ---------  ----------

NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .        0     36,700     160,650
                                                 --------  ---------  ----------

INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .        9       (271)      1,876
Cash and Equivalents at the beginning of period      804        626           0
                                                 --------  ---------  ----------
Cash and Equivalents at the end of period . . .  $   813   $    355   $   1,876
                                                 ========  =========  ==========

Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $     0   $      0   $     300
                                                 ========  =========  ==========

    The accompanying notes are an integral part of these financial statements

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature  of  the  business  -Organic  Soils.Com,  Inc. was formed to perform
     -------------------------
     marketing and distribution services. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

     Development Stage Company - Although the Company had sales during the year,
     ------------------------
     it is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in funding the company and attracting investors for major expansion. The only material sale was to one customer as more of a promotion sale.

     Pervasiveness  of  estimates  -  The preparation of financial statements in
     ---------------------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash  and cash equivalents - For financial statement presentation purposes,
     --------------------------
     the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

     Equipment-Equipment  is  recorded  at  cost.  Maintenance  and  repairs are
     ------------------
     expensed  as  incurred;  major  renewals  and  betterments are capitalized.

     Income taxes- Income taxes are provided for the tax effects of transactions
     ------------
     reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

     Stock  Options-Stock  that  is issued for services rendered are recorded at
     -------------
     the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Cont')

     Intangible Assets-Are recorded at cost and amortized over 5 years beginning
     ----------------
     in  fiscal  year  2001.

     Revenue  Recognition-  The  Company  receives  a  5%  commission  from  an
     --------------------
     affiliated company for the sale of the affil iated company's soil. Revenue is recognized at the net commission rate.

     Material  adjustments-Management  is not aware of any adjustments that need
     --------------------
     to be made in order for these financial statements to be in conformity with generally accepted accounting principles.

     Earnings per share - Basic earnings per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding.

NOTE  2  COMMON  STOCK

     Common  stock  -During  the  period  ended  June  30,  2001  pursuant to an
     -------------
     exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended June 30, 2001. The Company sold
     108,300  shares  under  this  offering.

     Founder's  stock-At it's organizational meeting, the Company voted to offer
     ----------------
     to the founders of the Company the opportunity to buy stock at the par value. As of June 30, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of June 30, 2002.

NOTE  3  RELATED  PARTY  TRANSACTIONS

     On January 20, 2000 the Company entered into an agreement with one of the founders to provide services in locating investors for the Company. The contract calls for a total amount of $20,000 to be paid to the founder. As of the period ending June 30, 2002 and, 2001there were no monies paid for this service but there was a total of $15,200 paid against the contract during the development stage. Also, the founder was paid an additional amount of $520 for the six months ended June 30, 2001 and

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

     a total of $2,200 for certain coping and other costs incurred on behalf of the Company from date of inception.

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending June 30, 2001 this amount paid to the founders amounted to $7,725 and a total of $26,535 for the development stage. Services include clerical support, rent; office supplies legal services, etc. No monies were paid for the period ending June 30, 2002.

     Two of the founders of the Company are the majority shareholders of the company's current major customer.

NOTE  4  INCOME  TAXES

     The benefit for income taxes from operations consisted of the following components. Current tax benefit of $45,000 resulting from a net loss before income taxes, and deferred tax expense $45,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending June 30, 2002 was $45,000 carry-forward will expire 2021.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced; Reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.


NOTE  5  STOCK  OPTIONS

     On January 20, 2000 the Board of Directors voted to issue stock options to one individual. The options are to be exercised at a price of $.01 per share. There were a total of 100,000 options to be exercised. All options were exercised on April 4, 2000. The options were granted for services rendered. The financial statements request a compensation expense of $99,000 for the difference between the exercise price and the fair value of the options.

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

NOTE  6  GOING  CONCERN

     As of June 30, 2002 the Company had a net loss since inception, which raises substantial doubt about its ability to continue as a going concern. Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the company's product, which is humus soil.

     The Company during the six months ending June 30, 2002 had been approved to offer stock and intend to open it's initial public offering during the third quarter of the year. Management has commenced a concerted effort to increase it's market share with an sales campaign commencing the third quarter.

     The Company's ability to continue as a going concern is dependent upon successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  OR  PLAN  OF  OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

OUR  BUSINESS

     We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc. We provide marketing and distribution services in the soil industry.

     The corporate existence of Organic Soils is due to APC Export, Inc.'s need for a marketing research, marketing implementation and sales organization to sell APC Export, Inc.'s products, although Organic Soils may sell products from sources other than APC Export, Inc. The management of APC Export, Inc. determined that a separate marketing organization would be easier to manage fiscally.

     Initially, Organic Soils intends to coordinate the marketing of APC Export, Inc.'s product in the United States and internationally to develop a marketing strategy for APC Export, Inc. products. Organic Soils plans to then organize a sales force to sell the products in various markets. After establishing a base revenue from APC Export, Inc., Organic Soils would then work to position itself to co-market other organic products.

General  Plan  of  Operations

     Organic Soils has entered into the Distribution/Marketing Agreement ("Agreement") with APC Export, Inc., a soil developer in Alaska. To date, APC Export, Inc. is the only client with whom we have signed a distribution and marketing agreement. Under the terms of this agreement both parties are to use their best efforts to fulfill the following responsibilities:

     Responsibilities of Organic Soils under Agreement. According to the terms of this agreement, Organic Soils markets the soil provided by APC Export, Inc. to households and the local greenhouse industry, as well as on the national market. As production expands, Organic Soils will also export organic humus soil wholesale) to various international markets. Organic Soils' responsibilities include, without limitation, the development of demand for and selling APC Export, Inc.'s products, to determine which products should be developed, to determine what research will be required to validate any product, to submit its budget to APC Export, Inc. for any proposal, to organize, supervise and consolidate research approved by APC Export, Inc., to supervise the research, to analyze such research and to submit its recommendation to APC Export, Inc.

     Responsibilities of APC Export, Inc. under Agreement. APC Export, Inc.'s responsibility includes its best efforts to fill all accepted orders for its products and to pay Organic Soils its 5% commission on gross sales. Organic Soils is the exclusive distributor of APC Export, Inc. products in the United States and receives a five percent (5%) commission on the gross sales of APC Export, I Inc.'s products. APC Export, Inc. retains the right to sell to the United States, or its agencies and to any foreign government, or its agencies. Either party to this Agreement may terminate the Agreement upon 120 days notice to the other party. To date, Organic Soils' only source of revenue has been from APC Export, Inc. under the Agreement. Organic Soils believes there are three distinct markets for the soil products: the retail consumer, retail stores and agricultural customers. Initially Organic Soils intends to market its soil products to large retailers and to large agricultural companies.

     Retail Consumer and Retail Store Markets. Any retail store that offers home and garden products is a potential market for Organic Soils' products as well as our clients' products and we intend to implement a marketing campaign to these stores. Organic Soils plans to deliver its brochures and its clients' detailed brochures to these targeted markets in order to introduce the soil products. Organic Soils anticipates that once these two markets become familiar with the products and their advantages, Organic Soils will be able to capture a greater market share. Organic Soils intends to advertise its products in home and garden magazines and various agricultural journals. Many retail stores rent their shelf space for qualified products. Organic Soils may rent shelf space and market its products directly to the retail consumer.

     Agricultural Markets. Organic food production and organic farming is growing and the demand for organic products has created a groundswell of interest from farmers to grow organic products for greater income. Organic Soils intends to penetrate the Agricultural Markets through key trade shows, trade advertising and direct marketing programs.

     Alaska is rich with both sphagnum moss and humus soil. APC develops both types as part of its business. The growth strategy that has been developed will embrace a competitive strategy that allows for market penetration. Organic Soils has received various foreign inquiries about the export of humus. Organic Soils believes it will have the opportunity to penetrate humus overseas markets. We have pursued and received inquiries form foreign companies located in the United Arab Emirates, Canada and Australia, among others. While these inquiries have not resulted in the securing of any contracts or purchase orders, we nevertheless maintain contact with these companies for future utilization. All these inquiries remain in the preliminary phase, although sample APC Export, Inc.'s products have been delivered for testing.

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $0 in revenue from continuing operations for the three month period ended June 30, 2002 compared to revenue of $0 for the three months ended June 30, 2001.

     For the six months ended June 30, 2002, the Company had revenue of $58. During the six months ended June 30, 2001, the Company had revenue of $2,650.

     Operating expenses for the six month and three month periods ended June 30, 2002 were $4,655 and $569, respectively. Operating expenses for the six and three month periods ended June 30, 2001 were $27,075 and $3,799, respectively. Higher expenses in 2001 were due to costs associated with beginning operations. These costs included equipment rental, consulting fees, initial licensing, insurance and training costs, as well as professional fees and travel expenses.

     As a result of the foregoing factors, the Company realized a loss of $4,597 for the six months ended June 30, 2002 with total loss of $25,075 for the six months ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had total assets of $2,341. Current assets consisted of $813 cash on hand, $1,528 in accounts receivables.

     Total current liabilities at June 30, 2002 were $23,610. Liabilities consisted of $9,221 in accounts payable, $789 in accrued interest, and $13,600 in a short term note.

     The Company believes that its current cash needs can be met with revenues generated from continuing operations and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Common stock -During the period ended June 30, 2001 pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended June 30, 2001. The Company sold 108,300 shares under this offering.

     Founder's stock-At it's organizational meeting, the Company voted to offer to the founders of the Company the opportunity to buy stock at the par value. As of June 30, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of June 30, 2002.

     The Company filed an SB-2 Registration Statement on its common stock for up to $240,000 with the Securities and Exchange Commission that went effective on July 26, 2002. The Company is offering up to 160,000 shares at $1.50 per share. The Commission file number is 333-57946.

     As of June 30, 2002, the Company has incurred expenses in the amount of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated offering expenses to be $25,000 and believes this is an accurate estimate.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.



Date:  September  16,  2002        By: /s/  Ray  L  Smith
                                   -------------------------
                                   Ray  L  Smith
                                   Director  and  Chief  Financial  Officer