Form 10QSB
period 2002-09-30
ORGANIC SOILS COM INC
filed 2002-11-13
CIK 1108046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

                                 (907) 770-3709
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 2,323,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]


                                  FORM 10-QSB
                             ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                           Page
PART I.                        Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Independent Accountant's Report                                     4

          Unaudited Balance Sheet, September 30, 2002 and 2001                5

          Unaudited Statement of Operations for the nine months ended
          September 30, 2002 and 2001                                         6

          Unaudited Statement of Statements of Shareholders' Equity for
          the Period Ended September 30, 2002 and 2001                        7

          Unaudited Statement of Cash Flows, for the  nine months ending
          September 30, 2002 and 2001                                         8

          Footnotes to Financial Statements                                   9

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     13

PART II.  Other Information
          Item 2.  Changes in Securities and Use of Proceeds                 15

          Item 6.  Exhibits and Reports on Form 8-K                          16

          Signatures                                                         16

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

Hawkins  Accounting
Certified  Public  Accountant
17415  Monterey  St.  Suite  200
Morgan  Hill,  CA  95037
408-776-9455

To  the  Board  of  Directors
Organic  Soils.Com,  Incorporated.
Anchorage,  Alaska


                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Organic Soils.Com, Incorporated as of September 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Organic Soils.Com, Incorporated.

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





/s/  Hawkins  Accounting
------------------------


November  7,  2002


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                          SEPTEMBER 30, 2002 and 2001


ASSETS
--------------------------------------------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $   2,948        449
  Accounts receivable. . . . . . . . . . . . . . .        646      5,301
                                                    ----------  ---------

    Total assets . . . . . . . . . . . . . . . . .  $   3,594      5,750
                                                    ==========  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $   6,133     11,559
  Accrued interest . . . . . . . . . . . . . . . .          0          0
  Notes payable. . . . . . . . . . . . . . . . . .          0      7,500
                                                    ----------  ---------
  Total liabilities. . . . . . . . . . . . . . . .      6,133     19,059

SHAREHOLDERS' EQUITY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.      2,323      2,300
  Paid in capital. . . . . . . . . . . . . . . . .    284,227    249,750

  Deficit accumulated during development stage . .   (289,089)  (265,359)
                                                    ----------  ---------
  Total shareholders' equity . . . . . . . . . . .     (2,539)   (13,309)
                                                    ----------  ---------

    Total liabilities and shareholders' equity . .  $   3,594      5,750
                                                    ==========  =========

    The accompanying notes are an integral part of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
              For the Nine Months ended September 30, 2002 and 2001

                                                                  Deficit
                                                                Accumulated
                                                                   During
                                                                Development
                                         2002         2001         Stage
                                      -----------  -----------  -----------
Revenue. . . . . . . . . . . . . . .         174          621        1,942

Expenses
  Bank charges . . . . . . . . . . .          47           63          377
  Consulting fees. . . . . . . . . .      13,472       23,862      130,064
  Travel and entertainment . . . . .       5,381        4,074       13,892
  Office expenses. . . . . . . . . .       1,284        2,589        7,209
  Start up costs . . . . . . . . . .                        0        1,655
  Promotion. . . . . . . . . . . . .                      462          864
  License and permits. . . . . . . .         286            0          400
  Miscellaneous. . . . . . . . . . .                    1,086          211
  Rent . . . . . . . . . . . . . . .                    2,077        5,116
  Options granted for services . . .                        0       99,000
  Stock issued for legal services. .                        0       10,000
  Money raising costs. . . . . . . .                    1,000       17,950
  Telephone. . . . . . . . . . . . .          80        1,787        2,740
                                      -----------  -----------  -----------
    Total expenses . . . . . . . . .      20,550       37,000      289,478
                                      -----------  -----------  -----------
    Loss from operations . . . . . .     (20,376)     (36,379)    (287,536)

Other income and (expense)
  Interest income. . . . . . . . . .          26            5           74
  Interest expense . . . . . . . . .        (528)           0       (1,627)
                                      -----------  -----------  -----------
    Total other income and (expense)        (502)           5       (1,553)
                                      -----------  -----------  -----------
      Net loss . . . . . . . . . . .  $  (20,878)  $  (36,374)  $ (289,089)
                                      ===========  ===========  ===========

Loss per share
  of common stock. . . . . . . . . .  $   ($0.01)  $    (0.02)  $    (0.13)
                                      ===========  ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,308,000    2,300,000    2,300,000
                                      ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                For the Nine Months Ended September 30, 2002 and 2001


                                                        Deficit
                                                      Accumulated
                                                        During
                                           Paid in    Development
                      Shares     Amount    Capital      Stage       Total
                    ----------  ---------  --------  ----------    ---------

December 31, 2000.  2,267,300   $  2,267   $217,083  $(228,985)    $ (9,635)

January, 2001. . .     32,700         33     32,667                  32,700

Net (loss) . . . .                                     (36,374)     (36,374)

                    ----------  ---------  --------  ----------    ---------
                    2,300,000   $  2,300   $249,750  $(265,359)    $(13,309)
                    ==========  =========  ========  ==========    =========



December 31, 2001.  2,300,000   $  2,300    249,750   (268,211)     (16,161)
Sale of stock, IPO.    23,000         23     34,477                  34,500
Net (loss) . . . .                                     (20,878)     (20,878)
                                                     ----------    ---------
                    2,323,000   $  2,323   $284,227  $(289,089)    $ (2,539)
                    ==========  =========  ========  ==========    =========

The  accompanying  notes  are  an  integral  part  of these financial statements


                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
              For the nine Months ended September 30, 2002 and 2001

                                                                              Deficit
                                                                           Accumulated
                                                                              During
                                                                           Development
                                                     2002         2001        Stage
                                                 -------------  ---------  ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $    (20,878)  $(36,374)   (289,089)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  Decrease if accounts receivable
  Options for legal expenses. . . . . . . . . .                         0     10,000
  Options granted for services. . . . . . . . .                         0     99,000
  (Increase)Decrease in accounts receivable . .         7,842     (5,301)       (646)
  Increase (Decrease) in current liabilities. .        (5,720)    (6,600)      6,133
                                                 -------------  ---------  ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .       (18,756)   (48,275)   (174,602)

FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .         1,400      4,000      19,000
  Repayment of loans. . . . . . . . . . . . . .       (15,000)   (19,000)
  Sale of common stock. . . . . . . . . . . . .        34,500     32,700     177,550
                                                 -------------  ---------  ----------

NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .        20,900     36,700     177,550
                                                 -------------  ---------  ----------

INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .         2,144    (11,575)      2,948
Cash and Equivalents at the beginning of period           804        626           0
                                                 -------------  ---------  ----------
Cash and Equivalents at the end of period . . .  $      2,948   $(10,949)  $   2,948
                                                 =============  =========  ==========
Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $        789   $      0   $   1,089
                                                 =============  =========  ==========

The  accompanying  notes  are  an  integral  part  of these financial statements

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Nature  of the business -Organic Soils.Com, Inc. was formed to perform
          -----------------------------------------------
          marketing and distribution services. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

          Development  Stage Company - Although the Company had sales during the
          --------------------------
          year, it is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in funding the company and attracting investors for major expansion. The only material sale was to one customer as more of a promotion sale.

          Pervasiveness  of  estimates - The preparation of financial statements
          ----------------------------
          in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ----------------------------
          purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

          Equipment-Equipment  is  recorded at cost. Maintenance and repairs are
          ---------
          expensed  as incurred; major renewals and betterments are capitalized.

          Income  taxes-  Income  taxes  are  provided  for  the  tax effects of
          -------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

          Stock  Options-Stock that is issued for services rendered are recorded
          -------------
          at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Con't)

          Intangible  Assets-Are  recorded  at  cost  and amortized over 5 years
          -----------------
          beginning  in  fiscal  year  2001.

          Revenue  Recognition-  The  Company  receives  a 5% commission from an
          --------------------
          affiliated company for the sale of the affiliated company's soil. Revenue is recognized at the net commission rate.

          Material  adjustments-Management  is not aware of any adjustments that
          ---------------------
          need to be made in order for these financial statements to be in conformity with generally accepted accounting principles.

          Earnings  per share - Basic earnings per share amounts are computed by
          ------------------
          dividing the net income by the weighted average number of common shares outstanding.


NOTE  2  COMMON  STOCK

          Common  stock  -During the period ended September 30, 2001 pursuant to
          -------------
          an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended September 30, 2001. The Company sold 108,300 shares under this offering. For the period ending September 30, 2002 the company raised $34,500 through sales of an IPO.

          Founder's  stock-At  it's organizational meeting, the Company voted to
          ----------------
          offer to the founders of the Company the opportunity to buy stock at the par value. As of September 30, 2002 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of September 30, 2002.


NOTE  3  RELATED  PARTY  TRANSACTIONS

          On January 20, 2000 the Company entered into an agreement with one of the founders to provide services in locating investors for the Company. The contract calls for a total amount of $20,000 to be paid to the founder. As of the period ending September 30, 2002 and, 2001 there were no monies paid for this service but there was a total of $15,200 paid against

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

          the contract during the development stage. Also, the founder was paid an additional amount of $520 for the nine months ended September 30, 2001 and a total of $2,200 for certain coping and other costs incurred on behalf of the Company from date of inception.

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending September 30, 2001 this amount paid to the founders amounted to $7,725 and a total of $26,535 for the development stage. Services include clerical support, rent; office supplies legal services, etc. During the date of inception these founders have made bridge loans to the Company totaling $19,000. At September 30, 2002 all loans with accrued interest have been repaid.

          Two of the founders of the Company are the majority shareholders of the company's current major customer.


NOTE  4  INCOME  TAXES

          The benefit for income taxes from operations consisted of the following components. Current tax benefit of $55,000 resulting from a net loss before income taxes, and deferred tax expense $55,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending September 30, 2002 was $55,000 carry-forward will expire 2020 and 2021.

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

                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


          $99,000 for the difference between the exercise price and the fair value of the options.

NOTE  6  GOING  CONCERN

          As of September 30, 2002 the Company had a net loss since inception, which raises substantial doubt about its ability to continue as a going concern.

          Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the company's product, which is humus soil.

          The Company during the nine months ending September 30, 2002 had an Initial Public Offering which raised $34,500. Management has commenced a concerted effort to increase it's market share with an sales campaign commencing the third quarter.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     The Company had $174 in revenue from continuing operations for the three month period ended September 30, 2002 compared to revenue of $621 for the three months ended September 30, 2001.

     For the nine months ended September 30, 2002, the Company had revenue of $174. During the nine months ended September 30, 2001, the Company had revenue of $621.

     Operating expenses for the nine month and three month periods ended September 30, 2002 were $20,550 and $15,895, respectively. Operating expenses for the nine and three month periods ended September 30, 2001 were $37,000 and $9,275, respectively. Higher expenses in the three month period ended September 30, 2002 were due to costs associated with our Initial Public Offering. These costs included legal, consulting fees, as well as professional fees and travel expenses.

     As a result of the foregoing factors, the Company realized a loss of $20,878 for the nine months ended September 30, 2002 with total loss of $36,374 for the nine months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had total assets of $3,594. Current assets consisted of $2,948 cash on hand, $646 in accounts receivables.

     Total current liabilities at September 30, 2002 were $6,133. Liabilities consisted of $6,133 in accounts payable.

     The Company believes that its current cash needs can be met with revenues generated from continuing operations and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Common stock - During the period ended September 30, 2001 pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended September 30, 2001. The Company sold 108,300 shares under this offering.

     Founder's stock-At it's organizational meeting, the Company voted to offer to the founders of the Company the opportunity to buy stock at the par value. As of September 30, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of September 30, 2002.

     The Company filed an SB-2 Registration Statement on its common stock for up to $240,000 with the Securities and Exchange Commission that went effective on July 26, 2002. The Company is offering up to 160,000 shares at $1.50 per share. The Commission file number is 333-57946. The offering was closed on August 15th after the Company selling 23,000 shares at $1.50 per share.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  on  Form  8-K:  Resignations  of  Registrant's  Directors.

On  October  5,  2002,  Richard  Strahl  resigned as the director of registrant.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.


Date:  November  13,  2002         By: /s/ Ray L. Smith
                                   --------------------------
                                   Ray  L  Smith
                                   Director  and  Chief  Financial  Officer