Form 10KSB
period 2002-12-31
ORGANIC SOILS COM INC
filed 2003-04-14
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934
For  the  fiscal  year  ended  DECEMBER  31,  2002

[  ]     Transition  report under section 13 or 15(d) of the Securities Exchange
Act  of  1934

For  the  transition  period  from ________________ to _________________


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

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          $.001 PAR VALUE, COMMON STOCK
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $917

As of March 31, 2003, issuer had 2,323,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:   Yes  [  ]   No  [X]

Documents  incorporated  by  reference:  none

                             ORGANIC SOILS.COM, INC.
                                   FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER
REGISTRANT  FILINGS  WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

MARKETING  STRATEGY  AND  PRICING

     Organic Soils intends to derive revenues from providing consulting services in the areas of packaging, organic product development and distribution from marketing fees form various soil and soil enhancement developers, as well as from the mark up on the products distributed by Organic Soils. Currently, Organic Soils has only one distribution and marketing agreement in place. The agreement is with APC Export, Inc.

     Organic Soils complete marketing solution will allow companies which are currently selling or planning to sell bulk soil products to increase their profit margins. Our services would include assistance with package design, package design with in-store trials, as well as an introduction to various packaged soil distributors. We also intend to provide consulting services in the area of market analysis, including determining potential profitability, potential volume, and ease of entry into specified markets. These services would be required for customers with distribution and marketing agreements.

     Alaska is rich with both sphagnum moss and humus soil. APC Export, Inc. develops both types as part of its business. The growth strategy that has been developed will embrace a competitive strategy that allows for market penetration. Organic Soils has received various foreign inquiries from international distributors and soil brokers about the export of humus. The growth of plants consumes humus and must be replaced with new humus to prevent soil exhaustion. Loss of fertility in soil is caused by loss of humus. Countries with large desert areas with limited supplies of water are in need of organic content to improve soil fertility. Organic Soils believes it will have the opportunity to penetrate humus overseas markets. We have pursued and received inquiries form foreign companies located in the United Arab Emirates, Canada and Australia, among others. While these inquiries have not resulted in the securing of any contracts, purchase orders, plans, proposals, arrangements, or understandings with any companies regarding the possibility of exporting humus, we nevertheless maintain contact with these companies for future utilization. All these inquiries remain in the preliminary phase, although sample APC Export, Inc.'s products have been delivered for testing.

     Organic Soils believes that it will be able to sell organic soil in bulk to several international customers. Some of the countries that have markets for such soil include Saudi Arabia, China, Japan, Thailand, Korea, and Israel. Some of the United States potential bulk customers include US Golf Industry, S. CA Flower Industry, California Wine Industry, New Mexico Agriculture, Washington Agriculture, Idaho Agriculture, Texas Agriculture, Arizona Agriculture, Nevada
Agriculture, Texas Golf Industry, Arizona Golf Industry, Nevada Golf Industry, Texas Landscape Industry, Arizona Landscape Industry, Nevada Landscape Industry and Oregon Agriculture.

     No assurances can be given that Organic Soils will be economically successful in its attempts to enter any of these markets.

INDUSTRY

     The fertilizer, soil, and pesticide markets are multi-billion dollar markets both within the United States and abroad. Organic Soils intends to expand these markets because its products will be used to create agricultural areas from regions that are not currently in the agricultural market.

     According to an article by Anita Manning in USA TODAY dated May 22, 2000, although healthy crops depend on healthy soil, nearly 40% of the world's land used for agriculture is seriously degraded. Evidence shows that soil degradation has already reduced food production on about 16% of the world's cropland.

TRANSPORTATION  COSTS

     The cost of hauling freight from Alaska to the 48 contiguous states is between five to ten times less expensive than freight traveling to Alaska. This anomaly is created by the nearly non-existent freight from Alaska, which requires the freight traveling to Alaska to bear almost the entire cost of the round trip. Any backhaul from Alaska is treated as a windfall and is typically negotiated for as little as the cost of fuel to Seattle, Washington. Due to APC Export, Inc.'s relationships with shippers since 1998, Organic Soils is able to take only partial advantage of this anomaly. For Organic Soils, the shipping of products from Alaska to the 48 contiguous states is the largest single cost incurred by Organic Soils. Because of the initial small scale of business, Organic Soils cannot significantly benefit from the potential of backhaul savings generated by the lack of freight back to the contiguous states. The windfall, if any, would mostly benefit the freight companies and would not necessarily benefit Organic Soils. Should Organic Soils increase its volume of business to the contiguous states, it could better control its presence in the backhaul market from Alaska, which, in turn, would reduce its freight costs. Until such time, however, the impact of the freight costs prohibits Organic Soils from reducing the price of its products from current levels.

     Once the market reaches a volume of 120,000 cubic yards annually, APC Export, Inc. intends to barge raw product to the continguous states. This would reduce the shipping costs by 30% to 50%. Presently all shipping costs are absorbed by APC Export, Inc., which calculates the end destination shipping costs as part of its production cost and passes this cost onto the purchaser of the product. Organic Soils, in turn, receives a five percent (5%) commission from APC Export, Inc., once it receives payment from the purchaser of the product.

COMPETITION

     Organic Soils will face competition from many other soil and soil products distributors, some of which have longer operating histories and substantially greater resources. The management believes that by offering highly effective foliar and soil foodweb products that provide a consistent and predictable result, and by solving agriculture problems naturally, Organic Soils intends to penetrate this competitive market. However, no assurances can be given that Organic Soils will be economically successful in its attempts to enter these markets.

     Organic Soils will not only compete in a local market, but will face competition from foreign soil distributors, including Canadian distributors, which have penetrated these markets for several years. Canada has, however, been unable to provide the large bulk quantities demanded by international soil enhancement markets. This market has been available to those that can produce massive quantities. By establishing strategic alliance with APC Export, Inc., Organic Soils may become one of the first distributors of the rich Alaskan soil.

     In markets for traditional soil and soil products, Organic Soils competes against well-established distributors of such products. Many of these competitors have substantially greater financial, technical and personnel resources than Organic Soils and include such companies as T & J Enterprises, Supersoil, Western Organics, and WetSoil. Organic Soils competes on the basis of price, name recognition, convenience and customer service with distributors of traditional soil products. There can be no assurance that we will be able to compete successfully or that the competitive pressures faced by us, including those described, will not have a material adverse effect on our business, results of operations and financial condition.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

Presently, Organic Soils does not own any equipment or properties. Currently, Organic Soils rents its office located at 300 West 54th Avenue, Suite 200, Anchorage, AK 99518 and pays approximately $3,000 a year in rent. Organic Soils will expand its offices and potentially move into a larger space as Organic Soils' business expands.

ITEM  3.  LEGAL  PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted during the past fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a)     Market  Information

Our  common  stock  is  not  listed  on  any  exchange.

(b)     Holders

The number of shareholders of our common stock is approximately 70 according to our transfer agent.

(c)     Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

(d)     Recent  Sales  of  Securities

     The Company filed an SB-2 Registration Statement on its common stock for up to $240,000 with the Securities and Exchange Commission that went effective on July 26, 2002. The Company was offering up to 160,000 shares at $1.50 per share. The Commission file number is 333-57946. The offering was closed on August 15th after the Company selling 23,000 shares at $1.50 per share.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2002 the Company had total assets of $6,529. Current assets consisted of $909 cash on hand, $5,620 in accounts receivables.

     Total current liabilities at December 31, 2002 were $22,655. Liabilities consisted of $15,553 in accounts payable, $102 in accrued interest and $7,000 in notes payable

     . As there is no assurance the that any revenue generated by Organic Soils.com, Inc. will be sufficient to fund our operations, we are reliant on loans from officers, directors, stockholders and others to fund our operations. In addition, we may sell securities including common stock and/or issue warrants to purchase common stock to raise additional funds thereby diluting our current stockholders.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

For the 12 months period ended December 31, 2002, the Company generated revenue of $917. The Company had expenses of $34,200, resulting in a net loss of $34,465. Expenses were due mainly to administrative costs in the form of consulting, professional, and officer's fees, and bad debts. For the 12 months period ended December 31, 2001, the Company generated $621. For the period ended December 31, 2001 the Company had expenses of $39,059, resulting in a net deficit of $39,226.

For the 12 months period ended December 31, 2002, the Company had assets of $6529 consisting of $909 cash in hand and receivables of $5,620. For the 12 months period ended December 31, 2001, the Company had assets of $9,292 consisting of $804 cash in hand and receivables of $8,488. The reduction in cash assets for the year 2002 is attributable to expenses incurred in developing operations and in repaying loans.

For the year ended December 31, 2002 the Company's liabilities consisted of $15,553 in accounts payable, $102 in accrued interest, and $7,000 notes payable for total liabilities of $22,655. Liabilities for the year ended December 31, 2001 consisted of $11,064 in accounts payable, $789 in accrued interest, and $13,600 notes payable for total liabilities of $25,453. Again, the increase in liabilities is attributable to expenses incurred in expanding operations during the year 2001.


ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements and related information required to be filed begin on page ___ and are incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)     Identification  of  Directors  and  Executive  Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME          AGE         POSITION              SINCE
------------  ---  -----------------------  -------------
Ray L. Smith   53  President, Director and  December 2000
                   Secretary

The  following  is  a  brief  biography  of  our  officers  and  directors.

RAY L. SMITH, PRESIDENT, DIRECTOR, CEO (Age 53). Mr. Smith has been in the civil engineering field since 1970. Primarily working in the highway construction industry, he has been project superintendent and division manager with Summit Paving and Construction in Anchorage, Alaska from June 1982 to present. He has served as Vice-President of APC Export, Inc. since 1998 to the present. It is anticipated that Mr. Smith will devote at least 25% of his time as President of Organic Soils. Mr. Smith intends to devote the balance of his time as Vice President of APC Export, Inc. Mr. Smith was elected for a one year term until December 31, 2002.

(b)     Significant  Employees

Not  applicable.

(c)     Family  Relationships

Not  applicable.

(d)     Involvement  in  Certain  Legal  Proceedings

Not  applicable.

COMPLIANCE  WITH  SECTION  16  (a)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires our officers, directors and persons who own more than ten percent of our voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide us with copies of all Section 16 reports they file. Based solely upon its review of such reports received by us, or written representation from certain persons that they were not required to file any reports under Section 16, we believe that, during the fiscal year ending December 31, 2002, our officers and directors have complied with all
Section  16  filing  requirements.

ITEM  10.  EXECUTIVE  COMPENSATION

(a)     General

     Organic Soils does not currently have any employment agreements with its directors, officers, employees or key personnel. Boad members do not receive any compensation or any reimbursement of expenses incurred in connection with attending board meetings. However, Organic Soils reserves the right to pay consulting fees to its board members and its officers for the time and services they provide to Organic Soils.

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

     As  of  the  December  31,  2001, the executive compensation is as follows:


                                              Annual  Compensation                   Long-term  Compensation
                                     -----------------------------------------  ------------------------------
                                                                                 Restricted    All
                                                                   Other         Stock         Other
Name and Principal     Fiscal        Salary        Bonus        Compensation     Awards        Compensation
Position                Year         $             $             $               $             $

                             2001         0              0         $2,000(1)         0             0

Ray L. Smith
President & Director         2002         0              0                0          0             0

(1)  paid  to  Mr.  Smith  in  his  capacity  as  a  consultant.

     The officers will not receive a salary until such time as we generate sufficient revenue, determined by the board of directors, to justify payment of salaries. We currently do not have any employment agreements in place for officers or directors. We do not intend to compensate our directors for services other than for incidental expenses.

(c)  Option/SAR  grants  table

Not  Applicable.

(d)  Aggregated  option/SAR  exercises  and  fiscal  year-end  option  table

Not  Applicable.

(e)  Long-term  incentive  plan  ("LTIP")  awards  table

Not  Applicable.

(f)  Compensation  of  directors

Our directors received no compensation for their services as directors during the year ended December 31, 2002.

(g) Employment contracts and termination of employment and change-in-control arrangements

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

(h)  Report  on  repricing  of  options/SARs

Not  Applicable.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of March 31, 2003, the number and percentage of the 2,323,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                               Amount and Nature
                      Name and Address           of Beneficial     Percent
Title of Class       of Beneficial Owner           Ownership      of Class
--------------  -----------------------------  -----------------  ---------
Common . . . .          Ray L. Smith                   1,990,000        86%
                300 East 54th Ave., Suite 202
                   Anchorage, AK  99518

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

As of year ending December 31, 2002 $1,365 was paid for reimbursement of expenses to a shareholder who provided consulting services to the Company. Services include clerical support, rent, office supplies legal services, etc.

Ray L. Smith is also a majority shareholder of the company's current major customer APC Export, Inc. The Company purchases the soil from APC Export, Inc


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2002.


EXHIBITS

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer and Chief
                Financial Officer pursuant to Attached Section 906
                of the Sarbanes-Oxley Act of 2002 . . . . . . . . .   Attached

          99.2  Organic Soils.com, Inc. Corporate Code of Ethics . .  Attached

ITEM  14.  CONTROLS  AND  PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.
                                   (Registrant)


Date: April 14, 2003               By:/s/ RAY  L.  SMITH
                                   ---------------------------
                                   RAY  L.  SMITH,  President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 14, 2003               By:/s/ RAY  L.  SMITH
                                   -----------------------------
                                   RAY  L.  SMITH,  President,
                                   Chief  Executive  Officer,
                                   Chief Financial Officer,
                                   President  &  Director

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Ray L. Smith, President, Chief Executive Officer and Chief Financial Officer of Organic Soils.com, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Organic Soils.com, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  14,  2003
                                     /s/  Ray  L,  Smith
                                     -----------------------------------------
                                     Ray  L,  Smith
                                     President  and  Chief  Executive  Officer
                                     Chief Financial Officer

TO  THE  AUDIT  COMMITTEE
Organic  Soils.Com,  Inc.
Anchorage,  Alaska

INDEPENDENT  AUDITOR'S  REPORT

I have audited the accompanying balance sheet of Organic Soils.Com, Inc. as of December 31, 2002, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ending December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of Organic Soils.Com, Inc. as of December 31, 2002, 2001 and 2000, the results of operations the cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



/s/ Hawkins Accounting
-------------------------

March  31,  2003



                             ORGANIC SOILS.COM, INC
                                  BALANCE SHEET
                        DECEMBER 31, 2002, 2001 and 2000


                                                   2002        2001        2000
                                                ----------  ----------  ----------

ASSETS
----------------------------------------------

Current assets
Cash in bank . . . . . . . . . . . . . . . . .  $     909         804   $     626
Accounts receivable. . . . . . . . . . . . . .      5,620       8,488           0
                                                ----------  ----------  ----------

Total assets . . . . . . . . . . . . . . . . .  $   6,529       9,292         626
                                                ==========  ==========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------

LIABILITIES
----------------------------------------------

Accounts payable . . . . . . . . . . . . . . .  $  15,553   $  11,064   $  10,261
Accrued interest . . . . . . . . . . . . . . .        102         789           0
Notes payable. . . . . . . . . . . . . . . . .      7,000      13,600           0
                                                ----------  ----------  ----------
Total liabilities. . . . . . . . . . . . . . .     22,655      25,453      10,261

SHAREHOLDERS' EQUITY
----------------------------------------------

Common stock, 50,000,000 shares authorized
at $.001 par 2,323,000 issued and outstanding.      2,323       2,300       2,267
Paid in capital. . . . . . . . . . . . . . . .    284,227     249,750     217,033
Deficit accumulated during development stage .   (302,676)   (268,211)   (228,985)
                                                ----------  ----------  ----------
Total shareholders' equity . . . . . . . . . .    (16,126)    (16,161)     (9,685)
                                                ----------  ----------  ----------

Total liabilities and shareholders' equity . .  $   6,529   $   9,292   $     576
                                                ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements



                          ORGANIC SOILS.COM
                       STATEMENT OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


                                     2002         2001         2000
                                  -----------  -----------  ----------

Revenue. . . . . . . . . . . . .  $      917   $      621   $   1,147


Expenses
Bank charges . . . . . . . . . .          57          218         112
Bad debts. . . . . . . . . . . .       3,268
Consulting fees. . . . . . . . .      22,526       27,415      89,177
Travel and entertainment . . . .       5,381        4,414       4,097
Office expenses. . . . . . . . .       1,817        2,539       3,386
Start up costs . . . . . . . . .                        0       1,655
Promotion. . . . . . . . . . . .                      487         377
License and permits. . . . . . .         436            0         114
Miscellaneous. . . . . . . . . .         369          122          89
Rent . . . . . . . . . . . . . .                    2,077       3,039
Options granted for services . .                        0      99,000
Stock issued for legal services.                        0      10,000
Money raising costs. . . . . . .                        0      17,950
Telephone. . . . . . . . . . . .         346        1,787         882
                                  -----------  -----------  ----------
Total expenses . . . . . . . . .      34,200       39,059     229,877
                                  -----------  -----------  ----------
Loss from operations . . . . . .     (33,283)     (38,438)   (228,730)

Other income and (expense)
Interest income. . . . . . . . .          26           11          45
Interest expense . . . . . . . .      (1,208)        (799)       (300)
                                  -----------  -----------  ----------
Total other income and (expense)      (1,182)        (788)       (255)
                                  -----------  -----------  ----------

Net loss . . . . . . . . . . . .  $  (34,465)  $  (39,226)  $(228,985)
                                  ===========  ===========  ==========

Loss per share
of common stock. . . . . . . . .  $    (0.01)  $    (0.02)  $   (0.51)
                                  ===========  ===========  ==========
Weighted average of shares
outstanding. . . . . . . . . . .   2,307,666    2,300,000     449,900
                                  ===========  ===========  ==========

    The accompanying notes are an integral part of these financial statements



                             ORGANIC SOILS.COM, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                          Paid in   Accumulated
                    Shares      Amount    Capital    Deficit       Total
                  ----------  ----------  --------  -----------  ----------
February . . . .    104,700   $     105   $ 24,725  $            $ 24,830
March. . . . . .      9,500          10      9,490                  9,500
April. . . . . .    103,000         103    102,847                102,950
May. . . . . . .      3,500           3      3,497                  3,500
June . . . . . .      5,100           5      5,095                  5,100
July . . . . . .      5,500           5      5,495                  5,500
August . . . . .      5,000           5      4,995                  5,000
September. . . .     30,000          30     29,970                 30,000
October. . . . .          0                                             0
November . . . .     12,500          12     12,488                 12,500
December . . . .  1,988,500       1,989     18,481                 20,470
Net loss . . . .                                     (228,985)   (228,985)
                  ----------  ----------  --------  -----------  ----------
December, 2000 .  2,267,300       2,267    217,083   (228,985)     (9,635)
                  ==========  ==========  ========  ===========  ==========

January, 2001. .     32,700          33     32,667                 32,700
Net loss . . . .                                      (39,226)    (39,226)
                  ----------  ----------  --------  -----------  ----------
December, 2001 .  2,300,000   $   2,300   $249,750  $(268,211)   $(16,161)
                  ==========  ==========  ========  ===========  ==========

August, 2002 IPO     23,000   $      23   $ 34,477  $            $ 34,500
Net Loss . . . .                                      (34,465)    (34,465)
                  ----------  ----------  --------  -----------  ----------
                  2,323,000   $   2,323   $284,227  $(302,676)   $(16,126)
                  ==========  ==========  ========  ===========  ==========

    The accompanying notes are an integral part of these financial statements



                     ORGANIC SOILS.COM, INC
                     STATEMENT OF CASH FLOWS
          FOR YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                       2002       2001        2000
                                     ---------  ---------  ----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . .  $(34,465)  $(39,226)  $(228,985)
Adjustments to reconcile net
income to net cash
provided by operating activities
Options for legal expenses. . . . .                    0      10,000
Options granted for services. . . .                    0      99,000
Increase in accounts receivable . .      2868     (8,488)          0
Increase in accrued interest. . . .      (687)       789           0
Increase in current liabilities . .      4489        803      10,261
                                     ---------  ---------  ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . .   (27,795)   (46,122)   (109,724)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Sale of common stock. . . . . . . .    34,500     32,700     110,350
Short term borrowings . . . . . . .     7,000     15,600           0
Payments on short term borrowings .   (13,600)    (2,000)          0
                                     ---------  ---------  ----------

NET CASH REALIZED FROM
FINANCING ACTIVITIES. . . . . . . .    27,900     46,300     110,350
                                                           ----------

INCREASE ON CASH AND
 CASH
EQUIVALENTS . . . . . . . . . . . .       105        178         626
Cash at the beginning of the period       804        626           0
                                     ---------  ---------  ----------
CASH AT THE END OF THE.PERIOD . . .  $    909   $    804   $     626
                                                =========  ==========

Supplemental disclosures to the
statement of cash flows:
Interest paid during the year . . .  $  1,106   $     10         300
                                     =========  =========  ==========

    The accompanying notes are an integral part of these financial statements

                            ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 2002, 2001 AND 2000

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature  of  the  business  -Organic  Soils.Com,  Inc. was formed to perform
     --------------------------
     marketing and distribution services. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

     Development Stage Company - Although the Company had sales during the prior
     -------------------------
     years, it was a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company devoted substantially all of its efforts in funding the company and attracting investors for major expansion. During the year ended December 31, 2002 the Company started having sufficient operations to move out of the development stage.

     Pervasiveness  of  estimates  -  The preparation of financial statements in
     ----------------------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash  and cash equivalents - For financial statement presentation purposes,
     --------------------------
     the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

     Equipment-  Equipment  is  recorded  at  cost.  Maintenance and repairs are
     ---------
     expensed  as  incurred;  major  renewals  and  betterments are capitalized.

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

                            ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 2002, 2001 AND 2000

NOTE 1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Con't)

     Stock  Options-Stock  that  is issued for services rendered are recorded at
     --------------
     the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

     Intangible Assets-Are recorded at cost and amortized over 5 years beginning
     -----------------
     in  fiscal  year  2001.

     Revenue Recognition-Is recognized net of the 95% commission that is paid to
     -------------------
     the  affiliated  company  that  sells  the  Company  its  soil.

     Bad  debts-  The  company  recognizes  bad debts under the direct write-off
     ----------
     method. During the year ending December 31, 2002 bad debt expense was $3,268.

NOTE  2    COMMON  STOCK

     Common  stock  -During  the  period ended December 31, 2000, pursuant to an
     -------------
     exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were fifty-nine different transactions to different investors raising a total of $107,300 during the year period ended December 31, 2000. During the year ended December 31, 2001, the company sold to 12 different investors 32,700 shares of stock raising $32,700. In August 2002 the Company raised $34,500 on sale of 23,000 shares in its initial IPO offering.

     Founder's  stock-At it's organizational meeting, the Company voted to offer
     ----------------
     to the founders of the Company the opportunity to buy stock at the par value. As of December 31, 2000 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of December 31, 2000.

NOTE 3  RELATED  PARTY  TRANSACTIONS

     During the year ending December 31, 2001 the Company borrowed from related parties, a total of 15,600 in short term borrowings for working capital purposes. The terms of the borrowings are for one year notes carrying an interest rate of 12%. Two thousand of the borrowings were paid off during the year. For year ending December 31, 2002 $13,600 plus interest was repaid and an additional $7,000 borrowed prior to year-end.

                            ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 2002, 2001 AND 2000

NOTE 3  RELATED  PARTY  TRANSACTIONS  (Con't)

     On January 20, 2000 the Company entered into an agreement with one of the founders to provide services in locating investors for the Company. The contract calls for a total amount of $20,000 to be paid to the founder. As of the period ending December 31, 2000 there was a total of $15,200 was paid against the contract. Also, the founder was paid an additional amount of $1,680 for certain coping and other costs incurred on behalf of the Company. No monies were paid during the year December 31, 2001.

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending December 31, 2000 this amount paid to the founders amounted to $18,808. During the period ending December 31, 2001 the amount was $15,425. As of year ending December 31, 2002 no consulting services were paid to these founders, but $1,365 was paid for reimbursement of expenses. Services include clerical support, rent, office supplies legal services, etc.

     Two of the founders of the Company are the majority shareholders of the company's current major customer. The Company purchases the soil from the company controlled by these founders.

NOTE 4  INCOME  TAXES

     The benefit for income taxes from operations consisted of the following components. Current tax benefit of $104,500 resulting from a net loss before income taxes, and deferred tax expense $104,500 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending December 31, 2002 was $104,500 carryforward will expire 2020, 2021 and 2022.

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

                            ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                        December 31, 2002, 2001 AND 2000

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



NOTE 6  GOING  CONCERN

     As of December 31, 2002, the Company had a net loss since inception, which raises substantial doubt about its ability to continue as a going concern.

     Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the company's product which is humus soil. Management has stepped up marketing efforts and sales have increased over the year ending December 31, 2002 when management began developing its market and moved out of the development stage. There is a major market expansion being developed in Las Vegas at the casinos and in the northern California wine country.

     The Company's ability to continue as a going concern is dependent upon successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.