Form 10QSB
period 2003-03-31
ORGANIC SOILS COM INC
filed 2003-05-15
CIK 1108046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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
                                      INDEX


                                                                           Page

PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Unaudited Balance Sheet, March 31, 2003, 2002 and 2001              4

          Unaudited Statement of Operations for the nine months ended
          March 31, 2003, 2002 and 2001                                       5

          Unaudited Statement of Statements of Shareholders' Equity for
          the Period Ended March 31, 2003, 2002 and 2001                      6

          Unaudited Statement of Cash Flows, for the  nine months ending
          March 31, 2003, 2002 and 2001                                       7

          Footnotes to Financial Statements                                   8

          Item II.  Management's Discussion and Analysis of Financial        11
          Condition or Plan of Operation

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                 13



          Signatures                                                         14

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

Hawkins  Accounting
Certified  Public  Accountant
1210  Homestead  Ave.
Santa  Clara,  CA  95050

To  the  Board  of  Directors
Organic  Soils.Com,  Incorporated
Anchorage,  Alaska


                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Organic Soils.Com, Incorporated as of March 31, 2003, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Organic Soils.Com, Incorporated.

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



                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                          March 31, 2003, 2002 and 2001


ASSETS                                             2003        2002        2001
----------------------------------------------  ----------  ----------  ----------

Current assets
Cash in bank . . . . . . . . . . . . . . . . .  $     927   $   1,876   $  10,222
Accounts Receivable. . . . . . . . . . . . . .      5,620       3,358
                                                ----------  ----------  ----------
Total current assets

Total assets . . . . . . . . . . . . . . . . .  $   6,547   $   5,234   $  10,222
                                                ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------

LIABILITIES
----------------------------------------------

Accounts payable . . . . . . . . . . . . . . .  $  12,554   $   7,080   $   9,433
Accrued interest . . . . . . . . . . . . . . .        357       1,317
Notes payable. . . . . . . . . . . . . . . . .     10,000      17,600       1,000
                                                ----------  ----------  ----------

Total liabilities. . . . . . . . . . . . . . .     22,911      25,997      10,433


SHAREHOLDERS' EQUITY
----------------------------------------------

Common stock, 50,000,000 shares authorized
at $.001 par 2,323,000 issued and outstanding.      2,323       2,300       2,300
Paid in capital. . . . . . . . . . . . . . . .    284,227     249,750     249,750
Retained deficit . . . . . . . . . . . . . . .   (302,914)   (272,813)   (252,261)
                                                ----------  ----------  ----------
Total shareholders' equity . . . . . . . . . .    (16,364)    (20,763)       (211)
                                                ----------  ----------  ----------

Total liabilities and shareholders' equity . .  $   6,547   $   5,234   $  10,222
                                                ==========  ==========  ==========

     The accompanying notes are an integral part of the financial statements



                                ORGANIC SOILS.COM
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
            For the three Months Ended March 31, 2003 2002 and 2001

                                             2003         2002         2001
                                          -----------  -----------  -----------
                                          $      120   $        0   $        0
Revenue
Expenses
     Bank charges. . . . . . . . . . . .          44           14            9
    Consulting fees. . . . . . . . . . .                     3766       17,113
    Travel and entertainment . . . . . .          44                     1,778
    Office expenses. . . . . . . . . . .          21           20        2,177
    Start up costs . . . . . . . . . . .                                     0
    Promotion. . . . . . . . . . . . . .                                     0
    License and permits. . . . . . . . .                      286            0
    Miscellaneous. . . . . . . . . . . .                                   211
    Rent . . . . . . . . . . . . . . . .                                 1,200
    Options granted for services . . . .                                     0
    Stock issued for legal services. . .                                     0
    Money raising costs. . . . . . . . .                                     0
    Telephone. . . . . . . . . . . . . .                                   788
                                          -----------  -----------  -----------
        Total expenses . . . . . . . . .         109        4,086       23,276
                                          -----------  -----------  -----------
Loss from operations . . . . . . . . . .          11       (4,086)     (23,276)

Other income and (expense)
    Interest income. . . . . . . . . . .           6           12            0
    Interest expense . . . . . . . . . .        (255)        (528)           0
                                          -----------  -----------  -----------
        Total other income and (expense)        (249)        (516)           0
                                          -----------  -----------  -----------
Net loss . . . . . . . . . . . . . . . .  $     (238)  $   (4,602)  $  (23,276)
                                          ===========  ===========  ===========

Loss per share
     of common stock . . . . . . . . . .  $    (0.01)  $    (0.01)  $    (0.01)
                                          ===========  ===========  ===========

Weighted average of shares
     outstanding . . . . . . . . . . . .   2,323,000    2,300,000    2,300,000
                                          ===========  ===========  ===========

     The accompanying notes are an integral part of the financial statements



                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
            For the Three Months ended March 31, 2003 2002 and 2001

                                      2000
                                      ----

                                           Paid in    Retained
                      Shares     Amount    Capital    Deficit     Total
                    ----------  ---------  --------  ----------  ---------
                    2,267,300   $  2,267   $217,083  $(228,985)  $ (9,635)
December 31, 2000
January, 2001. . .     32,700         33     32,667                32,700
Net (loss) . . . .                                     (23,276)   (23,276)
                    ----------  ---------  --------  ----------  ---------
                    2,300,000   $  2,300   $249,750  $(252,261)  $   -211
                    ==========  =========  ========  ==========  =========


                                      2001
                                   ----------

December 31, 2001.  2,300,000   $  2,300    249,750   (268,211)   (16,161)
Net (loss) . . . .                                      (4,602)    (4,602)
                    ----------  ---------  --------  ----------  ---------
                    2,300,000   $  2,300   $249,750  $(272,813)  $(20,763)
                    ==========  =========  ========  ==========  =========


                                      2002
                                   ----------
December 31, 2002.  2,323,000   $  2,323   $284,227  $(302,676)  $(16,126)
Net (loss) . . . .                                        (238)      (238)
                    ----------  ---------  --------  ----------  ---------
                    2,323,000   $  2,323   $284,227  $(302,914)  $(16,364)
                    ==========  =========  ========  ==========  =========

     The accompanying notes are an integral part of the financial statements



                             ORGANIC SOILS.COM, INC
                          (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
            For the Three Months Ended March 31, 2003 2002 and 2001


                                                   2003      2002      2001
                                                 --------  --------  ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $  (238)  $(4,602)  $(23,276)
Adjustments to reconcile net
income to net cash
provided by operating activities
(Increase)Decrease in accounts receivable . . .        0     5,130
Increase (Decrease) in current liabilities. . .   (2,744)   (3,456)      (828)
                                                 --------  --------  ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . . . . . . . .   (2,982)   (2,928)   (24,104)
FINANCING ACTIVITIES
Short term borrowings . . . . . . . . . . . . .    3,000     4,000      1,000
Repayment of loans
Sale of common stock. . . . . . . . . . . . . .                        32,700
                                                 --------  --------  ---------
NET CASH REALIZED FROM
FINANCING ACTIVITIES. . . . . . . . . . . . . .    3,000     4,000     33,700
                                                 --------  --------  ---------
INCREASE ON CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . . . . . .       18     1,072      9,596
Cash and Equivalents at the beginning of period      909       804        626
                                                 --------  --------  ---------
Cash and Equivalents at the end of period . . .      927   $ 1,876   $ 10,222
                                                 ========  ========  =========

Supplemental disclosures to the
statement of cash flows:
Interest paid during the year . . . . . . . . .  $     0   $     0   $      0
                                                 ========  ========  =========

     The accompanying notes are an integral part of the financial statements

                             ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                          March 31, 2003, 2002 and 2001

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Nature  of the business -Organic Soils.Com, Inc. was formed to perform
          -----------------------
          marketing and distribution services. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

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

          Stock  Options-Stock that is issued for services rendered are recorded
          --------------
          at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

          Intangible  Assets-Are  recorded  at  cost  and amortized over 5 years
          ------------------
          beginning  in  fiscal  year  2001.

          Revenue  Recognition-  The  Company  receives  a 5% commission from an
          --------------------
          affiliated company for the sale of the affiliated company's soil. Revenue is recognized at the net commission rate.

                             ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                          March 31, 2003, 2002 and 2001

          Material  adjustments-Management  is not aware of any adjustments that
          ---------------------
          need to be made in order for these financial statements to be in conformity with generally accepted accounting principles.

          Earnings  per share - Basic earnings per share amounts are computed by
          -------------------
          dividing the net income by the weighted average number of common shares outstanding.

NOTE  2     COMMON  STOCK

          Common  stock  -During  the period ended April 30, 2001 pursuant to an
          ------------
          exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended March 31, 2001. The Company intends to sell 108,300 more shares under this offering. There were no sales of stock during the three month period ending March 31, 2003.

          Founder's  stock-At  it's organizational meeting, the Company voted to
          ----------------
          offer to the founders of the Company the opportunity to buy stock at the par value. As of March 31, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of March 31, 2003.

NOTE  3     RELATED  PARTY  TRANSACTIONS

          On January 20, 2000 the Company entered into an agreement with one of the founders to provide services in locating investors for the Company. The contract calls for a total amount of $20,000 to be paid to the founder. As of the period ending March 31 2003, 2002 and, 2001there were no monies paid for this service but there was a total of $15,200 paid against the contract during the development stage. Also, the founder was paid an additional amount of $520 for the three months ended March 31, 2001 and a total of $2,200 for certain coping and other costs incurred on behalf of the Company from date of inception.

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending March 30, 2001 this amount paid to the founders amounted to $7,725 and a total of $26,535 for the development stage. Services include clerical support, rent; office supplies,

                             ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                          March 31, 2003, 2002 and 2001

          legal services, etc. No monies were paid for the period ending March 31, 2002. No monies were paid to the shareholders for the period ending March 31, 2003.

          Two of the founders of the Company are the majority shareholders of the company's current major customer.

          During the three months ending March 31, 2003 an affiliated company advanced $3,000 in working capital monies. This note is due in one year and has a 12% interest rate.


NOTE  4     INCOME  TAXES


          The benefit for income taxes from operations consisted of the following components. Current tax benefit of $106,000 resulting from a net loss before income taxes, and deferred tax expense $106,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending March 31, 2002 was $45,000 carryforward will expire 2021 and 2002.

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


NOTE  5     STOCK  OPTIONS


          On January 20, 2000 the Board of Directors voted to issue stock options to one individual. The options are to be exercised at a price of $.01 per share. There were a total of 100,000 options to be exercised. All options were exercised on April 4, 2000. The options were granted for services rendered. The financial statements reflect a compensation expense of $99,000 for the difference between the exercise price and the fair value of the options.

                             ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                          March 31, 2003, 2002 and 2001

NOTE  6     GOING  CONCERN

          As of March 31, 2003 the Company had a net loss since inception, which raises substantial doubt about its ability to continue as a going concern.

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

THREE  MONTH  AND  PERIODS  ENDED  MARCH  31,  2003,  2002  AND  2001

     The Company had $120 in revenue from continuing operations for the three month period ended March 31, 2003, compared to no revenue for the three months ended March 31, 2002 and March 31, 2001.

     Operating expenses for the three month periods ended March 31, 2003 were $109. Operating expenses for the three month periods ended March 31, 2002 and March 31, 2001 were $4,086 and $23,276, respectively. Higher expenses in the three month period ended March 31, 2002 and March 31, 2001, respectively, were due to costs associated with our Initial Public Offering. These costs included legal, consulting fees, as well as professional fees and travel expenses.

     As a result of the foregoing factors, the Company realized a loss of $238 for the three months ended March 31, 2003 with total loss of $4,602 and $23,276 for the three months ended March 31, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2003 the Company had total assets of $6,547. Current assets consisted of $927 cash on hand, $5,620 in accounts receivables.

Total current liabilities at March 31, 2003 were $22,911. Liabilities consisted of $12,554 in accounts payable, $357 in accrued interest and $10,000 in notes payable.

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


PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Common stock - During the period ended April 30, 2001 pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the
Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.001 and offered to the potential investors for $1.00 per share. There were ten different transactions to different investors raising a total of $32,700 during the year period ended March 31, 2001. The Company intends to sell 108,300 more shares under this offering. There were no sales of stock during the three month period ending March 31, 2003.

Founder's stock - At it's organizational meeting, the Company voted to offer to the founders of the Company the opportunity to buy stock at the par value. As of March 31, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of March 31, 2003.


EXHIBIT NUMBER  TITLE                                                                 LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial Officer  Attached
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.



Date:  November  15,  2003         By:  /s/ Ray  L..Smith
                                   ----------------------------------------
                                   Ray  L  Smith
                                   Director  and  Chief  Financial  Officer