Form 10QSB
period 2003-06-30
ORGANIC SOILS COM INC
filed 2003-08-19
CIK 1108046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 2,323,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]



                                     FORM 10-QSB
                               ORGANIC SOILS.COM, INC.
                            (A Development Stage Company)
                                        INDEX


PART I.   Financial Information                                                 Page

          Item I.  Financial Statements (unaudited)                                3

          Unaudited Balance Sheet, June 30, 2003                                   4

          Unaudited Statement of Operations for the six months ended June 30,
          2003, 2002 and 2001                                                      5

          Unaudited Statement of Statements of Shareholders' Equity for
          the Period Ended June 30, 2003, 2002 and 2001                            6

          Unaudited Statement of Cash Flows, for the  six months ending
          June 30, 2003, 2002 and 2001                                             7

          Footnotes to Financial Statements                                        8

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                          11

          Signatures                                                              14

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

Hawkins  Accounting
Certified  Public  Accountant
1210  Homestead  Ave
Santa  Clara,  CA  95050
To  the  Board  of  Directors
Organic  Soils.Com,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Organic Soils.Com, Incorporated as of June 30, 2003, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Organic Soils.Com, Incorporated.

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




/s/ Hawkins Accounting
-----------------------



July  23,  2003



                             ORGANIC SOILS.COM, INC
                                   BALANCE SHEET
                           JUNE 30, 2003, 2002 and 2001


                                                   2003        2002        2001
                                                ----------  ----------  ----------

ASSETS
----------------------------------------------

Current assets
Cash in bank . . . . . . . . . . . . . . . . .  $   1,088   $     813   $     355
Accounts receivable. . . . . . . . . . . . . .      5,620       1,528       5,301
                                                ----------  ----------  ----------

Total assets . . . . . . . . . . . . . . . . .  $   6,708   $   2,341   $   5,656
                                                ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------

LIABILITIES
----------------------------------------------

Accounts payable . . . . . . . . . . . . . . .  $  12,554   $   9,221   $   3,661
Accrued interest . . . . . . . . . . . . . . .        687         789           0
Notes payable. . . . . . . . . . . . . . . . .     11,700      13,600       4,000
                                                ----------  ----------  ----------
Total liabilities. . . . . . . . . . . . . . .     24,941      23,610       7,661

SHAREHOLDERS' EQUITY
----------------------------------------------

Common stock, 50,000,000 shares authorized
at $.001 par 2,323,000 issued and outstanding.  $   2,323       2,300       2,398
Paid in capital. . . . . . . . . . . . . . . .    284,227     249,750     249,652
Deficit accumulated during development stage .   (304,784)   (273,319)   (254,055)
                                                ----------  ----------  ----------
Total shareholders' equity . . . . . . . . . .    (18,234)    (21,269)     (2,005)

Total liabilities and shareholders' equity . .  $   6,708   $   2,341   $   5,656
                                                ==========  ==========  ==========

     The accompanying notes are an integral part of the financial statements



                               ORGANIC  SOILS.COM
                             STATEMENT OF OPERATIONS
              For the six Months ended June 30, 2003, 2002 and 2001

                                     2003         2002         2001
                                  -----------  -----------  -----------

Revenue. . . . . . . . . . . . .  $      120   $       58   $    2,650

Expenses
Bank charges . . . . . . . . . .          88           33           54
Consulting fees. . . . . . . . .       1,500         4316       13,202
Travel and entertainment . . . .          44                     5,258
Office expenses. . . . . . . . .          21           20        2,589
Start up costs . . . . . . . . .                                     0
Promotion. . . . . . . . . . . .                                   462
License and permits. . . . . . .                      286            0
Miscellaneous. . . . . . . . . .                                 1,086
Rent . . . . . . . . . . . . . .                                 2,077
Options granted for services . .                                     0
Stock issued for legal services.                                     0
Money raising costs. . . . . . .                                 1,000
Telephone. . . . . . . . . . . .                                 1,997
                                  -----------  -----------  -----------
Total expenses . . . . . . . . .       1,653        4,655       27,725
                                  -----------  -----------  -----------
Loss from operations . . . . . .      (1,533)      (4,597)     (25,075)

Other income and (expense)
Interest income. . . . . . . . .          12           17            5
Interest expense . . . . . . . .        (587)        (528)           0
                                  -----------  -----------  -----------
Total other income and (expense)        (575)        (511)           5
                                  -----------  -----------  -----------
Net loss . . . . . . . . . . . .  $   (2,108)  $   (5,108)     (25,070)
                                  ===========  ===========  ===========

Loss per share
of common stock. . . . . . . . .  $    (0.01)  $    (0.01)       (0.01)
                                  ===========  ===========  ===========
Weighted average of shares
outstanding. . . . . . . . . . .   2,323,000    2,300,000    2,300,000
                                  ===========  ===========  ===========

     The accompanying notes are an integral part of the financial statements



                             ORGANIC  SOILS.COM,  INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
              For the six months ended June 30, 2003, 2002 and 2001

                                              Paid in   Retained
                        Shares     Amount     Capital   Deficit     Total
                       ----------  ---------  --------  ----------  ---------

December 31, 2000 . .  2,267,300   $  2,267   $217,083  $(228,985)  $ (9,635)
January, 2001 . . . .     32,700         33     32,667                32,700

Net (loss) for period                                     (25,070)   (25,070)
                       ----------  ---------  --------  ----------  ---------
                       2,300,000   $  2,300   $249,750  $(254,055)  $ (2,005)
                       ==========  =========  ========  ==========  =========


December 31, 2001 . .  2,300,000   $  2,300    249,750   (268,211)   (16,161)
Net (loss) for period                                      (5,108)    (5,108)
                       ----------  ---------  --------  ----------  ---------
                       2,300,000   $  2,300   $249,750  $(273,319)  $(21,269)
                       ==========  =========  ========  ==========  =========


December 31, 2002 . .  2,323,000   $  2,323   $284,227  $(302,676)  $(16,126)
Net (loss) for period                                      (2,108)    (2,208)
                       ----------  ---------  --------  ----------  ---------
                       2,323,000   $  2,323   $284,227  $(304,784)  $(18,334)
                       ==========  =========  ========  ==========  =========

     The accompanying notes are an integral part of the financial statements



                             ORGANIC SOILS.COM, INC
                             STATEMENT OF CASH FLOWS
              For the six months ended June 30, 2003, 2002 and 2001

                                                   2003      2002      2001
                                                 --------  --------  ---------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . .  $(2,108)  $(5,108)  $(25,070)
Adjustments to reconcile net
income to net cash
provided by operating activities
Decrease if accounts receivable
Options for legal expenses. . . . . . . . . . .                             0
Options granted for services. . . . . . . . . .                             0
(Increase)Decrease in accounts receivable . . .              6,960     (5,301)
Increase (Decrease) in current liabilities. . .   (2,414)   (1,843)    (6,600)
                                                 --------  --------  ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . . . . . . . .   (4,522)        9    (36,971)

FINANCING ACTIVITIES
Short term borrowings . . . . . . . . . . . . .    4,700                4,000
Repayment of loans
Sale of common stock. . . . . . . . . . . . . .                        32,700
                                                 --------  --------  ---------

NET CASH REALIZED FROM
FINANCING ACTIVITIES. . . . . . . . . . . . . .    4,700         0     36,700

INCREASE ON CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . . . . . .      179         9       (271)
Cash and Equivalents at the beginning of period      909       804        626
                                                 --------  --------  ---------
Cash and Equivalents at the end of period . . .  $ 1,088   $   813   $    355
                                                 ========  ========  =========
Supplemental disclosures to the
statement of cash flows:
Interest paid during the year . . . . . . . . .  $     0   $     0   $      0
                                                 ========  ========  =========

     The accompanying notes are an integral part of the financial statements

                            ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 2003, 2002 and 2001

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

          Stock Options-Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

          Intangible  Assets-Are  recorded  at  cost  and amortized over 5 years
          ------------------
          beginning  in  fiscal  year  2001.

          Revenue  Recognition-  The  Company  receives  a 5% commission from an
          --------------------
          affiliated company for the sale of the affiliated company's soil. Revenue is recognized at the net commission rate.

                            ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 2003, 2002 and 2001

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

NOTE  3   RELATED  PARTY  TRANSACTIONS

          On January 20, 2000 the Company entered into an agreement with one of the founders to provide services in locating investors for the Company. The contract calls for a total amount of $20,000 to be paid to the founder. As of the period ending June 30, 2002 and, 2001there were no monies paid for this service but there was a total of $15,200 paid against the contract during the development stage. Also, the founder was paid an additional amount of $520 for the six months ended June 30, 2001 and a total of $2,200 for certain coping and other costs incurred on behalf of the Company from date of inception.

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending June 30, 2001 this amount paid to the founders amounted to $7,725 and a total of $26,535 for the development stage. Services include clerical support, rent; office supplies legal services, etc. No monies were paid for the period ending June 30, 2003 and 2002.

                            ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 2003, 2002 and 2001

          Two of the founders of the Company are the majority shareholders of the company's current major customer.

          For the six month period ending June 30, 2003 entities controlled by related parties have advances the Company $4,700.00 and accrued interest on those borrowings of $687. These borrowings are to repaid within a twelve-month period and carry a 12% interest rate.

NOTE  4   INCOME  TAXES

          The benefit for income taxes from operations consisted of the following components. Current tax benefit of $45,000 resulting from a net loss before income taxes, and deferred tax expense $45,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending June 30, 2003 was $45,000 carry-forward will expire 2023.

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

                            ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          June 30, 2003, 2002 and 2001


NOTE  6:   THREE  MONTH  INTERIM  FINANCIAL  INFORMATION


                                     2003     2002     2001
                                   --------  ------  --------

  SALES . . . . . . . . . . . . .  $     0   $  58   $ 2,650
Expenses. . . . . . . . . . . . .    1,544     569     4,449
                                   --------  ------  --------
  LOSS FORM OPERATIONS. . . . . .   (1,544)   (511)   (1,799)
    Other income (expense)            (326)      5         5
                                   --------  ------  --------
  Net (loss). . . . . . . . . . .  $(1,870)  $(506)  $(1,794)
                                   ========  ======  ========

NOTE  7   GOING  CONCERN

          As of June 30, 2003 the Company had a net loss since inception, which raises substantial doubt about its ability to continue as a going concern. Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the company's product, which is humus soil.

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003,  2002  AND  2001

     The Company had $120 in revenue from continuing operations for the three month period ended June 30, 2003 compared to revenue of $58 for the three months ended June 30, 2001 and $2,650 for the three months ended June 30, 2001. The lower amount of revenue compared to the three months ended June 30, 2001 is due to the Company's lack of operating capital which resulted in our inability to fulfill some orders.

     For the six months ended June 30, 2003, the Company had revenue of $120. During the six months ended June 30, 2002 and June 30, 2001 the Company had revenue of $58 and $2,650, respectively.

     Operating expenses for the six month periods ended June 30, 2003, June 30, 2002 and June 30, 2001 were $1,653, $4,655 and $27,725, respectively. Lower expenses in the six month period ended June 30, 2003 were due to a slow down in sales.

     As a result of the foregoing factors, the Company realized a loss of $2,108 for the six months ended June 30, 2003 with total loss of $5,108 and $25,070 for the six months ended June 30, 2002 and June 30, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2003 the Company had total assets of $6,708. Current assets consisted of $1,088 cash on hand, $5,620 in accounts receivables.

     Total current liabilities at June 30, 2003 were $24,941. Liabilities consisted of $12,554 in accounts payable and $11,700 in notes payable.

     The Company believes that its current cash needs can be met with revenues generated from continuing operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

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


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                         LOCATION
          31.1  Certification of Chief Executive Officer and Chief Financial  Attached
                Officer pursuant to section 302 of the Sarbanes-Oxley Act of
                2002

          32.1  Certification of Chief Executive Officer and Chief Financial  Attached
                Officer pursuant to section 906 of the Sarbanes-Oxley Act of
                2002


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.



Date:  August  19,  2003           By: /s/ Ray L. Smith
                                   ----------------------------------------
                                   Ray  L  Smith
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer