Form 10QSB
period 2003-09-30
ORGANIC SOILS COM INC
filed 2003-11-18
CIK 1108046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 2,323,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]



                                  FORM 10-QSB
                            ORGANIC SOILS.COM, INC.
                          (A Development Stage Company)
                                      INDEX

PART I..  Financial Information                                            Page

          Item I.  Financial Statements (unaudited)                           3

          Unaudited Balance Sheet, September 30, 2003, 2002 and 2001          4

          Unaudited Statement of Operations for the nine months ended
          September 30, 2003, 2002 and 2001                                   5

          Unaudited Statement of Statements of Shareholders' Equity for
          the Period Ended September 30, 2003, 2002 and 2001                  6

          Unaudited Statement of Cash Flows, for the  nine months ending
          September 30, 2003, 2002 and 2001                                   7

          Footnotes to Financial Statements                                   8

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                 13

          Item 6.  Exhibits and Reports on Form 8-K                          13

          Signatures                                                         14

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

To  the  Board  of  Directors
Organic  Soils.Com,  Incorporated.
Anchorage,  Alaska


                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Organic Soils.Com, Incorporated as of September 30, 2003, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Organic Soils.Com, Incorporated.

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



/s/ Hawkins Accounting
-----------------------



October  21,  2003



                             ORGANIC SOILS.COM, INC

                                  BALANCE SHEET
                        SEPTEMBER 30, 2003, 2002 and 2001


ASSETS                                                 2003        2002        2001
--------------------------------------------------  ----------  ----------  ----------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $   1,050   $   2,948   $     449
  Accounts receivable. . . . . . . . . . . . . . .      5,620         646       5,301
                                                    ----------  ----------  ----------

    Total assets . . . . . . . . . . . . . . . . .  $   6,670   $   3,594   $   5,750
                                                    ==========  ==========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $  12,554   $   6,133   $  11,559
  Accrued interest . . . . . . . . . . . . . . . .        988           0           0
  Notes payable. . . . . . . . . . . . . . . . . .     13,200           0       7,500
                                                    ----------  ----------  ----------
  Total liabilities. . . . . . . . . . . . . . . .     26,742       6,133      19,059

SHAREHOLDERS' EQUITY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.      2,323       2,323       2,300
  Paid in capital. . . . . . . . . . . . . . . . .    284,227     284,227     249,750
  Deficit accumulated during development stage . .   (306,622)   (289,089)   (265,359)
                                                    ----------  ----------  ----------
  Total shareholders' equity . . . . . . . . . . .    (20,072)     (2,539)    (13,309)
                                                    ----------  ----------  ----------

    Total liabilities and shareholders' equity . .      6,670   $   3,594   $   5,750
                                                    ==========  ==========  ==========

    The accompanying notes are an integral part of these financial statements



                                ORGANIC SOILS.COM
                            STATEMENT OF OPERATIONS
          For the Nine Months ended September 30, 2003, 2002 and 2001


                                         2003         2002         2001
                                      -----------  -----------  -----------
Revenue. . . . . . . . . . . . . . .  $      120   $      174   $      621

Expenses
  Bank charges . . . . . . . . . . .         132           47           63
  Consulting fees. . . . . . . . . .        3000       13,472       23,862
  Travel and entertainment . . . . .          44        5,381        4,074
  Office expenses. . . . . . . . . .          21        1,284        2,589
  Start up costs . . . . . . . . . .                                     0
  Promotion. . . . . . . . . . . . .                                   462
  License and permits. . . . . . . .                      286            0
  Miscellaneous. . . . . . . . . . .                                 1,086
  Rent . . . . . . . . . . . . . . .                                 2,077
  Options granted for services . . .                                     0
  Stock issued for legal services. .                                     0
  Money raising costs. . . . . . . .                                 1,000
  Telephone. . . . . . . . . . . . .                       80        1,787
                                      -----------  -----------  -----------
    Total expenses . . . . . . . . .       3,197       20,550       37,000
                                      -----------  -----------  -----------
    Loss from operations . . . . . .      (3,077)     (20,376)     (36,379)

Other income and (expense)
  Interest income. . . . . . . . . .          18           26            5
  Interest expense . . . . . . . . .        -887         (528)           0
                                      -----------  -----------  -----------
    Total other income and (expense)        (869)        (502)           5
                                      -----------  -----------  -----------
      Net loss . . . . . . . . . . .  $   (3,946)  $  (20,878)  $  (36,374)
                                      ===========  ===========  ===========

Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $   ($0.01)  $    (0.02)
                                      ===========  ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,323,000    2,308,000    2,300,000
                                      ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements



                             ORGANIC SOILS.COM, INC

                        STATEMENT OF SHAREHOLDERS' EQUITY
          For the Nine Months Ended September 30, 2003, 2002 and 2001


                                            Paid in    Retained
                       Shares     Amount    Capital    Deficit      Total
                     ----------  ---------  --------  ----------  ---------
                     2,267,300   $  2,267   $217,083  $(228,985)  $ (9,635)
December 31, 2000
January, 2001 . . .     32,700         33     32,667                32,700

Net (loss). . . . .                                     (36,374)   (36,374)

                     ----------  ---------  --------  ----------  ---------
                     2,300,000   $  2,300   $249,750  $(265,359)  $(13,309)
                     ==========  =========  ========  ==========  =========


December 31, 2001 .  2,300,000   $  2,300    249,750   (268,211)   (16,161)
Sale of stock, IPO.     23,000         23     34,477                34,500
Net (loss). . . . .                                     (20,878)   (20,878)
                     ----------  ---------  --------  ----------  ---------
                     2,323,000   $  2,323   $284,227  $(289,089)  $ (2,539)
                     ==========  =========  ========  ==========  =========

December 31, 2002 .  2,323,000   $  2,323   $284,227  $(302,676)  $(16,126)
Net (loss). . . . .                                      (3,946)    (3,946)
                     ----------  ---------  --------  ----------  ---------
                     2,323,000   $  2,323   $284,227  $(306,622)  $(20,072)
                     ==========  =========  ========  ==========  =========

    The accompanying notes are an integral part of these financial statements



                             ORGANIC SOILS.COM, INC
                            STATEMENT OF CASH FLOWS
             For the nine months ended June 30, 2003, 2002 and 2001


                                                   2003       2002       2001
                                                 ---------  ---------  ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . .  $ (3,946)  $(20,878)  $(36,374)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  Decrease if accounts receivable
  Options for legal expenses. . . . . . . . . .                               0
  Options granted for services. . . . . . . . .                               0
  (Increase)Decrease in accounts receivable . .                7,842     (5,301)
  Increase (Decrease) in current liabilities. .    (2,113)    (5,720)    (6,600)
                                                 ---------  ---------  ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .    (6,059)   (18,756)   (48,275)


FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .      6200      1,400      4,000
  Repayment of loans. . . . . . . . . . . . . .              (15,000)
  Sale of common stock. . . . . . . . . . . . .               34,500     32,700
                                                 ---------  ---------  ---------

NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .     6,200     20,900     36,700
                                                 ---------  ---------  ---------

INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .       141      2,144    (11,575)
Cash and Equivalents at the beginning of period       909        804        626
                                                 ---------  ---------  ---------
Cash and Equivalents at the end of period . . .  $  1,050   $  2,948   $(10,949)
                                                 =========  =========  =========

Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $      0   $    789   $      0
                                                 =========  =========  =========

    The accompanying notes are an integral part of these financial statements

                             ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 2003, 2002 and 2001

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Nature  of the business -Organic Soils.Com, Inc. was formed to perform
          -----------------------
          marketing and distribution services. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

          Development  Stage Company - Although the Company had sales during the
          --------------------------
          year, it is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company moved out of the development stage during the current accounting period since all of its efforts have been in the sales and marketing of the soil.

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

                             ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 2003, 2002 and 2001

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Con't)

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

          Founder's  stock-At  it's organizational meeting, the Company voted to
          ----------------
          offer to the founders of the Company the opportunity to buy stock at the par value. As of September 30, 2002 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of September 30, 2003.

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

                             ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 2003, 2002 and 2001

NOTE  3   RELATED  PARTY  TRANSACTIONS  (con't)

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the organization meeting. For the period ending September 30, 2001 this amount paid to the founders amounted to $7,725 and a total of $26,535 for the development stage. Services include clerical support, rent; office supplies legal services, etc. During the date of inception these founders have made bridge loans to the Company totaling $19,000. At September 30, 2002 all loans with accrued interest have been repaid. As of September 30, 2003 there were no monies paid for consulting services and the related party had advances the Company $6,200.

          Two of the founders of the Company are the majority shareholders of the company's current major customer.

NOTE  4   INCOME  TAXES

          The benefit for income taxes from operations consisted of the following components. Current tax benefit of $155,000 resulting from a net loss before income taxes, and deferred tax expense $155,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending September 30, 2003 was $155,000 carry-forward will expire 2020 and 2021.

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

                             ORGANIC SOILS.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 2003, 2002 and 2001

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED SEPTEMBER 30, 2003, 2002 AND 2001

     For the three months ended September 30, 2003, the Company had revenue of $120. During the three months ended September 30, 2002 and 2001, respectively, the Company had revenue of $116 and $621.

     The Company had $120 in revenue from continuing operations for the nine month period ended September 30, 2003 compared to revenue of $174 for the nine months ended September 30, 2002 and $621 for the nine months ended September 30, 2001.

     Operating expenses for the nine month and three month periods ended September 30, 2003 were $3,198 and $1,545, respectively. Operating expenses for the nine and three month periods ended September 30, 2002 were $20,550 and $15,895, respectively. Operating expenses for the nine and three month periods ended September 30, 2001 were $37,000 and $9,275, respectively Lower expenses in the nine and three month period ended September 30, 2003 were due fewer orders and lower legal and consulting fees.

     As a result of the foregoing factors, the Company realized a loss of $3,946 for the nine months ended September 30, 2003 with total loss of $20,878 for the nine months ended September 30, 2002 and a total loss of $36,379 for the nine months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2003 the Company had total assets of $6,670. Current assets consisted of $1,050 cash on hand, $5,620 in accounts receivables.

     Total current liabilities at September 30, 2003 were $26,742. Liabilities consisted of $12,554 in accounts payable, $988 in accrued interest and $13,200 in notes payable.

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

     Founder's stock-At it's organizational meeting, the Company voted to offer to the founders of the Company the opportunity to buy stock at the par value.
As of September 30, 2001 2,050,000 shares were issued for the total amount of $2,050. One founder has yet to exercise the founder's shares as of September 30, 2003.

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


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION

  31.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ORGANIC  SOILS.COM,  INC.



Date:  November  18,  2003         /s/  Ray  L.  Smith
                                   ----------------------------------------
                                   Ray  L  Smith
                                   Director  and  Chief  Financial  Officer