Form 10KSB
period 2003-12-31
ORGANIC SOILS COM INC
filed 2004-05-19
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X]    Annual  report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  fiscal  year  ended  December  31,  2003

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

                                 (415) 387-7500
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $120

There is currently no public market for the Company's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At December 31, 2003 there were 2,323,000 shares of common stock of the registrant outstanding, par value $.001.

Transitional  Small  Business  Format:  Yes  [  ]   No  [X]

Documents  incorporated  by  reference:  NONE



                                           FORM 10-KSB
                                     ORGANIC SOILS.COM, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         8

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

          Item 8A.  Controls and Procedures                                                     9

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     10

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             11

          Item 13.  Exhibits and Reports on Form 8-K                                           11

          Item 14.  Principal Accountant Fees and Services                                     12

          Signatures                                                                           13

(Inapplicable  items  have  been  omitted)

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

Although Organic Soils may sell products from sources other than APC Export, Inc., the corporate existence of Organic Soils is due to APC Export, Inc.'s need for a marketing research, marketing implementation and sales organization to sell APC Export, Inc.'s products, namely soil. The management of APC Export, Inc. determined that a separate marketing organization would be fiscally easier to manage. The fertilizer, soil, and pesticide markets are multi-billion dollar markets both within the United States and abroad.

Organic Soils is currently coordinating the marketing of APC Export, Inc.'s products in the United States.

OUR  BUSINESS

Organic Soils has entered into the Distribution/Marketing Agreement ("Agreement") with APC Export, Inc., a soil developer in Alaska. To date, APC Export, Inc. is the only company with which we have signed a distribution and marketing agreement. Organic Soils' only source of revenue since inception has been the 5% commission earned from APC Export. Under the terms of the Agreement, both parties are to use their best efforts to fulfill the following responsibilities:

RESPONSIBILITIES  OF  ORGANIC  SOILS  UNDER  AGREEMENT

According to the terms of this agreement, Organic Soils markets the soil provided by APC Export, Inc. to households and the local greenhouse industry, as well as on the national market. If production significantly expands, Organic Soils may also export organic humus soil wholesale to various international markets. Organic Soils' responsibilities include, without limitation, the development of demand for and the selling of APC Export, Inc.'s products. Other responsibilities of Organic Soils under the Agreement are to determine which products should be developed, to determine what research will be required to validate any product, to submit its budget to APC Export, Inc. for any proposal, to organize, supervise and consolidate research approved by APC Export, Inc., and to submit its recommendation to APC Export, Inc.

RESPONSIBILITIES  OF  APC  EXPORT,  INC.  UNDER  AGREEMENT

APC Export, Inc.'s responsibilities include its best efforts to fill all accepted orders for its products and to pay Organic Soils a 5% commission on gross sales. Organic Soils is the exclusive distributor of APC Export, Inc. products in the United States. APC Export, Inc. retains the right to sell to the United States, or its agencies and to any foreign government, or its agencies. Either party to this Agreement may terminate the Agreement upon 120 days notice to the other party.

TRANSPORTATION  COSTS

The shipping of products from Alaska to the 48 contiguous states is the largest single cost associated with Organic Soils' operations. Presently all shipping costs are absorbed by APC Export, Inc., which calculates the end destination shipping costs as part of its production cost and passes this cost onto the purchaser of the product. Once APC Export, Inc. receives payment from the purchaser, Organic Soils receives a five percent (5%) commission from APC Export, Inc.,

COMPETITION

Organic Soils faces competition from many other soil and soil products distributors, some of which have longer operating histories and substantially greater resources. Management believes that the most effective way to penetrate this competitive market is by offering highly effective foliar and soil foodweb products that provide a consistent and predictable result, and by solving agriculture problems naturally. However, no assurances can be given that Organic Soils will be economically successful in its attempts to enter these markets.

Organic  Soils    not  only  competes  in  a local market, but faces competition from foreign soil distributors, including Canadian distributors, which have an established presence in these markets.

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

EMPLOYEES

Ray L. Smith is currently the only employee of Organic Soils.com. Mr. Smith is our sole Officer and Director and will devote such time to the management and development of Organic Soils that he deems necessary to implement our business plan.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Presently, Organic Soils does not own any equipment or properties. Currently, Organic Soils occupies its office located at 300 East 54th Avenue, Suite 202, Anchorage, AK 99518. Organic Soils did not pay any rent during 2003. Our office is provided at no charge by our sole Officer and Director, Ray L. Smith. Organic Soils may expand its offices and may potentially move into a larger space if its business expands significantly. However, management can offer no assurance that Organic Soils will be able to significantly expand its business.

ITEM  3.  LEGAL  PROCEEDINGS

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted during the past fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is currently no public market for our company's stock. At December 31, 2003 there were approximately 64 shareholders of record holding 2,323,000 shares of our $.001 par value common stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company filed an SB-2 Registration Statement on its common stock for up to $240,000 with the Securities and Exchange Commission that went effective on July 26, 2002. The Company was offering up to 160,000 shares at $1.50 per share. The Commission file number is 333-57946. The offering was closed on August 15th after the Company sold 23,000 shares at $1.50 per share for total proceeds of $34,500.

USE  OF  PROCEEDS

Of the $34,500 raised from the offering, approximately $20,000 was used to cover offering expenses and the balance was used as general working capital and to pay off debt in the form of notes payable.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

RESULTS  OF  OPERATIONS  FOR  THE  PERIODS  ENDING  DECEMBER  31,  2003 AND 2002

For the year ended December 31, 2003, the Company generated revenue of $120. The Company had operating expenses of $10,056, resulting in an operating loss of $9,936. Expenses were due mainly to administrative costs in the form of consulting and professional fees, totaling $9,575. For the year ended December 31, 2002, the Company generated revenue of $917 and had operating expenses of $34,200, resulting in an operating loss of $33,283.

The significant decrease in expenses during 2003 is attributable to a reduction in bad debt from $3,268 in 2002 to $241 in 2003, a $12,951 decrease in consulting fees during 2003, travel and entertainment expenses of only $43 in 2003 compared to $5,381 in 2002, and office expenses of only $21 in 2003 compared to $1,817 in 2002.

Organic Soils has not fully implemented its business plan. A brief description of the Company's marketing strategies and business plan is offered as follows:

Organic Soils believes there are three distinct markets for our soil products: the retail consumer, retail stores and agricultural customers.

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

AGRICULTURAL  MARKETS

Organic food production and organic farming is growing and the demand for organic products has created a groundswell of interest from farmers to grow organic products for greater income. Organic Soils intends to penetrate the Agricultural Markets through key trade shows, trade advertising and direct marketing programs.

MARKETING  STRATEGY  AND  PRICING

Organic Soils intends to derive revenues from providing consulting services in the areas of packaging, organic product development and distribution from marketing fees form various soil and soil enhancement developers, as well as from the mark up on the products distributed by Organic Soils. Currently, Organic Soils has only one distribution and marketing agreement in place. The agreement is with APC Export, Inc. Organic Soils' complete marketing solution will allow companies which are currently selling or planning to sell bulk soil products to increase their profit margins. Our services would include assistance with package design, package design with in-store trials, as well as an introduction to various packaged soil distributors. We also intend to provide consulting services in the area of market analysis, including determining potential profitability, potential volume, and ease of entry into specified markets. These services would be required for customers with distribution and marketing agreements.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

For the year ended December 31, 2003, the Company had assets of $1,015 consisting of cash in hand. For the year ended December 31, 2002, the Company had assets of $6,520 consisting of $909 cash in hand and receivables of $5,620.

For the year ended December 31, 2003 the Company's liabilities consisted of $4,174 in accounts payable, $4,500 in accrued expenses, $1,725 in accrued interest, and $18,275 notes payable to related parties for total liabilities of $28,674. Liabilities for the year ended December 31, 2002 consisted of $15,553 in accounts payable, $102 in accrued interest, and $7,000 in notes payable to related parties for total liabilities of $22,655.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission ("SEC") to offer up to $240,000 of its shares of common stock that went effective on July 26, 2002. The Company was offering a maximum of 160,000 shares at $1.50 per share. The Commission file number is 333-57946. The offering was closed on August 15th, 2002 after the Company sold 23,000 shares at $1.50 per share. The Company raised $34,500 through this Initial Public Offering.

As of December 31, 2003, the Company had no material commitments for capital expenditures.

Our auditors have expressed concern that our liabilities exceed our assets and that we have shown a net loss since inception. As there is no assurance that any revenue generated by Organic Soils.com, Inc. will be sufficient to fund our operations, we are reliant on loans from officers, directors, stockholders and others to fund our operations. In addition, we may sell securities including common stock and/or issue warrants to purchase common stock to raise additional funds thereby diluting our current stockholders. These factors raise substantial doubt about our ability to continue as a going concern.

We will require working capital to fund our continuing operations for the next 12 months. Currently, we rely on loans from related parties to fund our operations. If we do not secure sufficient loans and/or advances to fund our operations, we may sell common stock or explore other debt financing strategies.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements and related information required to be filed begin on page 15 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a)  Previous  independent  accountants

          (i) On March 28, 2004, Hawkins Accounting resigned from its position as the Company's independent accountants.

          (ii) The audit reports of Hawkins Accounting for the years ended December 31, 2002 and 2001 contained an opinion expressing substantial doubt as to ability to continue as a going concern. Those audit reports contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

          (iii) Organic Soils' Board of Directors participated in and approved the decision to change independent accountants.

          (iv) In connection with its audits for the two most recent fiscal years and the interim period until the date of dismissal there have been no disagreements with Hawkins Accounting on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Hawkins Accounting would have caused them to make reference thereto in their report on the financial statements.

          (v) During the two most recent fiscal years and the interim period until the date of dismissal there have been no reportable events (as defined in regulation S-K Item 304 (a)(1)(v)).

          (vi) Organic Soils has requested that Hawkins Accounting furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an exhibit to this form 10-KSB.

     (b)  New  Independent  Accountants

On March 28, 2004, the board of directors voted to engage Weinberg & Company, P.A., CPA's, Inc., to audit its financial statements for the year ended December 31, 2003. During the two most recent fiscal years through March 28, 2004, Organic Soils has not consulted with Weinberg & Company, P.A., CPA's, Inc., regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Organic Soils' financial statements, and no written report or oral advise was provided to Organic Soils by concluding there was an important factor to be considered by Organic Soils in reaching a decision as to an accounting, auditing or financial issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME          AGE          POSITION               SINCE
              ---  -------------------------  -------------

Ray L. Smith   54  Sole Officer and Director  December 2000


The  following  is  a  brief  biography  of  our  officer  and  director.

RAY L. SMITH, PRESIDENT, DIRECTOR, CEO (Age 54). Mr. Smith has been in the civil engineering field since 1970. Primarily working in the highway construction industry, he has been project superintendent and division manager with Summit Paving and Construction in Anchorage, Alaska from June 1982 to present. He has served as Vice-President of APC Export, Inc. since 1998 to the present. It is anticipated that Mr. Smith will devote at least 25% of his time as President of Organic Soils. Mr. Smith intends to devote the balance of his time as Vice President of APC Export, Inc. Mr. Smith was re-elected for a one year term until December 31, 2003.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

ITEM  10.  EXECUTIVE  COMPENSATION

Organic Soils does not currently have any employment agreements with its directors, officers, employees or key personnel. Board members do not receive any compensation or any reimbursement of expenses incurred in connection with attending board meetings. However, Organic Soils reserves the right to pay consulting fees to its board members and its officers for the time and services they provide to Organic Soils.



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Ray L. Smith. . . . . . .    12/31/03                  -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/02                  -0-        -0-         -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/01                  -0-   2,000(1)         -0-          -0-     -0-       -0-
  and Director. . . . . .

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 2,323,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                    TITLE OF CLASS   NUMBER OF SHARES   % OF SHARES
                                                    BENEFICIALLY OWNED

Ray L. Smith(1). . . . . . . . . .  Common                   1,990,000        85.67%
300 East 54th Ave
Suite 202
Anchorage, AK 99518

Officers and Directors as a Group.  Common                   1,990,000        85.67%
One person

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

For the year ending December 31, 2003 the company borrowed $11,275 from a minority shareholder. There were no repayments to the minority shareholder during 2003. For the year ending December 31, 2002, $13,600 plus interest was repaid to the same minority shareholder for prior year borrowings for working capital purposes and an additional $7,000 was borrowed prior to year-end.

The President and Chief Executive Officer of the Company, Ray L. Smith, is a majority shareholder of the company's current major supplier, APC Export, Inc. Organic Soils markets the soil provided by APC Export, Inc. and is paid a 5% commission on gross sales of APC Export's products. For the year ending December 31, 2003 we owed $4,174 in accounts payable to APC Export, Inc. For the year ending December 21, 2002 we owed $15,553 to APC Export, Inc.



ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                   LOCATION

16              Audit letter                                            Attached

31              Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and    Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2003.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Organic Soils' annual financial statement and review of financial statements included in Organic Soils' 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,500 for fiscal year ended 2002 and $10,500 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There were no other aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of Organic Soils' financial statements that were not reported above.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $750 for fiscal year ended 2002 and consisted of tax preparation and $750 for fiscal year ended 2003 and consisted of tax preparation.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORGANIC  SOILS.COM,  INC.


Date: May 19, 2004                 By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 19, 2004                 By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Director



              ORGANIC  SOILS.COM,  INC.

                 FINANCIAL STATEMENTS

      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                       INDEX
                       -----

                                                    Page
                                                   ------
Independent Auditors' Reports . . . . . . . . . .  15, 16

Balance Sheets. . . . . . . . . . . . . . . . . .      17

Statements of Operations. . . . . . . . . . . . .      18

Statements of Changes in Shareholders' Deficiency      19

Statements of Cash Flows. . . . . . . . . . . . .      20

Notes to Financial Statements . . . . . . . . . .      21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors
Organic  Soil.Com  Inc.
Anchorage,  Alaska


We have audited the accompanying consolidated balance sheet Organic Soil.Com Inc.(the "Company"), as of December 31, 2003, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Organic Soil.Com Inc. as of December 31, 2003, and the results of its operations and its the cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has a working capital deficiency of $27,659 and shareholders' deficiency of $27,659 at December 31, 2003, and a net loss from operations of $11,533 and a negative cash flow from operations of $11,169 for 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG  &  COMPANY,  P.A.



Boca  Raton,  Florida
May  3,  2004

Hawkins  Accounting
Certified  Public  Accountant
1210  Homestead  Drive
Santa  Clara,  CA  95050
408-247-3059

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


TO  THE  BOARD  OF  DIRECTORS
Organic  Soils.com,  Inc.
Anchorage,  Alaska

I have audited the balance sheets of Organic Soils.com, Inc. (a State of Nevada corporation) as of December 31, 2002 and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Organic Soils.com, Inc as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.





March  25,  2003



                            ORGANIC SOILS.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                   2003        2002
                                                ----------  ----------

ASSETS
------

Current assets

Cash in bank . . . . . . . . . . . . . . . . .  $   1,015   $     909
Accounts receivable. . . . . . . . . . . . . .          -       5,620
                                                ----------  ----------

     Total assets. . . . . . . . . . . . . . .  $   1,015   $   6,529
                                                ==========  ==========


LIABILITIES AND SHAREHOLDERS'
-----------------------------
DEFICIENCY
----------

LIABILITIES
----------------------------------------------

Accounts payable . . . . . . . . . . . . . . .  $   4,174   $  15,553
Accrued expense. . . . . . . . . . . . . . . .      4,500           -
Accrued interest . . . . . . . . . . . . . . .      1,725         102
Notes payable - Related party. . . . . . . . .     18,275       7,000
                                                ----------  ----------
Total liabilities. . . . . . . . . . . . . . .     28,674      22,655
                                                ----------  ----------


SHAREHOLDERS' DEFICIENCY
------------------------

Common stock, 50,000,000 shares authorized
at $.001 par 2,323,000 issued and outstanding.      2,323       2,323
Paid in capital. . . . . . . . . . . . . . . .    284,227     284,227
Accumulated Deficit. . . . . . . . . . . . . .   (314,209)   (302,676)
                                                ----------  ----------
Total shareholders' deficiency . . . . . . . .    (27,659)    (16,126)
                                                ----------  ----------

Total Liabilities and Shareholders' Deficiency  $   1,015   $   6,529
                                                ==========  ==========

   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2003 AND 2002


                                                 2003         2002
                                              -----------  -----------

Revenue. . . . . . . . . . . . . . . . . . .  $      120   $      917
                                              -----------  -----------

Expenses
     Bank charges. . . . . . . . . . . . . .         176           57
     Bad debts . . . . . . . . . . . . . . .         241        3,268
     Consulting and professional fees. . . .       9,575       22,526
     Travel and entertainment. . . . . . . .          43        5,381
     Office expenses . . . . . . . . . . . .          21        1,817
     License and permits . . . . . . . . . .           -          436
     Miscellaneous . . . . . . . . . . . . .           -          369
     Telephone . . . . . . . . . . . . . . .           -          346
                                              -----------  -----------
          Total expenses . . . . . . . . . .      10,056       34,200
                                              -----------  -----------
     Loss from operation . . . . . . . . . .      (9,936)     (33,283)
                                              -----------  -----------


Other income (expense)
     Interest income . . . . . . . . . . . .          26           26
     Interest expense. . . . . . . . . . . .      (1,623)      (1,208)
                                              -----------  -----------
     Total other (expense), net. . . . . . .      (1,597)      (1,182)
                                              -----------  -----------

Net Loss . . . . . . . . . . . . . . . . . .  $  (11,533)  $  (34,465)
                                              ===========  ===========


Loss per share of common stock . . . . . . .  $   (0.005)  $    (0.01)
                                              ===========  ===========

Weight average number of shares outstanding.   2,323,000    2,307,666
                                              ===========  ===========


   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                           DECEMBER 31, 2003 AND 2002


                                         Common Stock
                                Share    Amount   Paid in    Accumulated     Total
                                                  Capital      Deficit
                              ---------  -------  --------  -------------  ---------

December 31, 2001. . . . . .  2,300,000  $ 2,300  $249,750  $   (268,211)  $(16,161)
Common stock issued for cash     23,000       23    34,477                   34,500
Loss for the year 2002                                           (34,465)   (34,465)
                              ---------  -------  --------  -------------  ---------
December 31, 2002. . . . . .  2,323,000    2,323   284,227      (302,676)    16,126)
Loss for the year 2003                                           (11,533)   (11,533)
                              ---------  -------  --------  -------------  ---------
December 31, 2003. . . . . .  2,323,000  $ 2,323  $284,227  $   (314,209)  $(27,659)
                              =========  =======  ========  =============  =========


   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002


                                                    2003       2002
                                                  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . .  $(11,533)  $(34,465)
Adjustments to reconcile net loss to net cash
     Used in operating activities
     Decrease in accounts receivable . . . . . .     5,620      2,868
     Increase (Decrease) in accrued interest . .     1,623       (687)
     Increase (Decrease) in accounts payable and
        accrued expenses . . . . . . . . . . . .    (6,879)     4,489
                                                  ---------  ---------
     NET CASH USED IN
       OPERATING ACTIVITES . . . . . . . . . . .   (11,169)   (27,795)
                                                  ---------  ---------

Financing Activities
     Sale of common stock. . . . . . . . . . . .         -     34,500
     Note payable - Related party. . . . . . . .    11,275      7,000
     Payments on short term borrowings . . . . .         -    (13,600)
                                                  ---------  ---------
     NET CASH PROVIDED BY
        FINANCING ACTIVITIES . . . . . . . . . .    11,275     27,900
                                                  ---------  ---------

INCREASE IN CASH AND CASH
     EQUIVALENTS . . . . . . . . . . . . . . . .       106        105
Cash at the beginning of the year. . . . . . . .       909        804
                                                  ---------  ---------
CASH AT THE END OF THE YEAR. . . . . . . . . . .  $  1,015   $    909
                                                  =========  =========

Supplemental disclosures to the statements
of Cash Flows
Interest paid during the year. . . . . . . . . .  $      -   $  1,106
                                                  =========  =========


   The accompanying notes are an integral part of these financial statements.

                              Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002


NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     NATURE  OF  THE  BUSINESS  -  Organic Soils.Com, Inc. was formed to perform
     --------------------------
     marketing and distribution services. The marketing and distribution services are performed in the continental United States and Alaska. The Company was incorporated under the laws of the State of Nevada on January 19, 2000.

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

     Cash  and cash equivalents - For financial statement presentation purposes,
     --------------------------
     the Company considers all short term investments with an original maturity date of three months or less to be cash equivalents.

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

     Stock  Options-  Stock that is issued for services rendered are recorded at
     --------------
     the fair value of the stock in the year that the stock is given and recorded as an expense in the period the option vests.

     Revenue  Recognition-  The  Company  earns a 5% commission from the soil it
     --------------------
     sells  to  customers  on  behalf  of  the  affiliated company. (See Note 3)

     Bad  debts-  The  company  recognizes  bad debts under the direct write-off
     ----------
     method. During the years ended December 31, 2003 and 2002 bad debt expense was $241 and $3,268, respectively.

                             Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002


     Earnings  (Loss)  per  Common  Share  -SFAS  No.  128, "Earnings Per Share"
     ------------------------------------
     requires presentation of basic earnings (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Since the Company does not have any potential dilutive shares, basic and diluted loss per share are the same for the years ended December 31, 2003 and 2002.


     Recent  Accounting Pronouncements - The following accounting pronouncements
     ---------------------------------
     if implemented would have no effect on the financial statements of the Company.

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required

                             Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002

     application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No.148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for

                             Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002

     certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period. Beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

NOTE  2  COMMON  STOCK

     In August 2002 the Company raised $34,500 from the sale of 23,000 shares in its initial IPO offering.

NOTE  3  RELATED  PARTY  TRANSACTIONS

     During the year ended December 31, 2003, the Company borrowed $11,275 from its affiliated company. There were no repayments to the affiliated company during the year. During the year ended December 31, 2002, $13,600 plus interest was repaid to the affiliate for prior year borrowings for working capital purposes and an additional $7,000 was borrowed prior to year-end.

                             Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002

     Various founders of the Company have performed consulting services for which the Company had paid them consulting fees in prior periods. For the years ended December 31, 2003 and 2002 no consulting services were provided by these founders, but $1,365 was paid for reimbursement of expenses for the year ended December 31, 2002. Services include clerical support, rent, office supplies, legal services, etc.

     Two of the founders of the Company are the majority shareholders of the Company's affiliate for which it acts as a sales agent. The Company earns a 5% commission from the soil it sells to customers on behalf of the affiliated company.

NOTE  4  INCOME  TAXES

     The benefit for income taxes from operations consisted of the following components: A cumulative deferred tax benefit of approximately $106,000 resulting from net operating loss carryforwards of approximately $314,000, and a cumulative deferred tax expense of approximatively $106,000 resulting from the valuation allowance recorded against the deferred tax asset arising from the net operating loss carryforward. Net operating loss carryforards of approximately $314,000 will expire in various years beginning in 2020. The deferred tax asset is computed at the 34% federal tax rate. The state of Alaska has no corporate tax.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced; Reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE  5  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $27,659 and shareholders' deficiency of $27,659 at December 31, 2003, and a net loss from operation of $11,533 and a negative cash flow from operations of $11,169 for 2003, which raises substantial doubt about its ability to continue as a going concern.

                             Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2003 and 2002

     Management's pan in regards to these matters is also described in Note 5. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the product the company sells, which is humus soil. Management has stepped up its marketing efforts and sales have increased over the year ended December 31, 2002 when management began developing its sales market and moved out of the development stage. Because of the major problems Las Vegas casinos are having maintaining their trees, and the need for more soil for the northern California wine country, the Company is expanding in these two geographic areas.

     The Company's ability to continue as a going concern is dependent upon a successful future public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.