Form 10QSB
period 2004-03-31
ORGANIC SOILS COM INC
filed 2004-05-25
CIK 1108046

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 333-57946

                             ORGANIC SOILS.COM, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                      88-0448626
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

               300 EAST 54TH AVE., SUITE 202, ANCHORAGE, AK  99518
                     (Address of principal executive offices)

                                 (415) 387-7500
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 2,323,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                            ORGANIC SOILS.COM, INC.
                                  FORM 10-QSB

                                      INDEX


                                                                                    Page
PART I..  Financial Information

          Item 1.  Financial Statements                                                3

          Balance Sheets - Three months ended March 31, 2004 (Unaudited)  and
          the year ended December 31, 2003                                             3

          Statements of Operations (Unaudited) - three months ended March 31,
          2004 and 2003                                                                4

          Statements of Stockholders' Equity (Deficit) (Unaudited) - three months
          ended March 31, 2004 and 2003                                                5

          Statements of Cash Flows (Unaudited) - three months ended March 31,
          2004 and 2003                                                                6

          Notes to financial statements (Unaudited)                                    7

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                           10

          Item 3.  Controls and Procedures                                            12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                   13

          Signatures                                                                  13


(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------



                            ORGANIC SOILS.COM, INC.
                                 BALANCE SHEETS
                                 --------------

                                                     Three-Month
                                                     Period Ended
                                                      March 31,       Year Ended
                                                     (Unaudited)     December 31,
ASSETS                                                   2004            2003
--------------------------------------------------  --------------  --------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $         977   $       1,015
  Accounts Receivable. . . . . . . . . . . . . . .                              -
                                                    --------------  --------------
    Total current assets

    Total assets . . . . . . . . . . . . . . . . .  $         977   $       1,015
                                                    ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $       4,173   $       4,173
  Accrued expenses . . . . . . . . . . . . . . . .          4,500           4,500
  Accrued interest . . . . . . . . . . . . . . . .          2,273           1,726
  Notes payable. . . . . . . . . . . . . . . . . .         18,275          18,275
                                                    --------------  --------------


  Total liabilities. . . . . . . . . . . . . . . .         29,221          28,674


SHAREHOLDERS' DEFICIENCY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.          2,323           2,323
  Paid in capital. . . . . . . . . . . . . . . . .        284,227         284,227
  Retained deficit . . . . . . . . . . . . . . . .       (314,795)       (314,209)
                                                    --------------  --------------
  Total shareholders' deficiency . . . . . . . . .        (28,245)        (27,659)
                                                    --------------

    Total liabilities and shareholders' deficiency  $         977   $       1,015
                                                    ==============  ==============


                 See accompanying notes to financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF OPERATIONS
                           --------------------------

                                      Three-Month Periods Ended
                                      --------------------------
                                       March 31,     March 31,
                                      (Unaudited)   (Unaudited)
                                          2004          2003
                                      ------------  ------------
Revenue. . . . . . . . . . . . . . .  $         0   $       120
Expenses
  Bank charges . . . . . . . . . . .           44            44
  Consulting fees
  Travel and entertainment . . . . .                         44
  Office expenses. . . . . . . . . .                         21
  Start up costs
  Promotion
  License and permits
  Miscellaneous
  Rent
  Options granted for services
  Stock issued for legal services
  Money raising costs
  Telephone
                                      ------------  ------------
    Total expenses . . . . . . . . .           44           109
                                      ------------  ------------
    Loss from operations . . . . . .          (44)           11
Other income and (expense)
  Interest income. . . . . . . . . .            6             6
  Interest expense . . . . . . . . .         (548)         (255)
                                      ------------  ------------
    Total other income and (expense)         (542)         (249)
                                      ------------  ------------
      Net loss . . . . . . . . . . .  $      (586)  $      (238)
                                      ============  ============
Loss per share
  of common stock. . . . . . . . . .  $     (0.01)  $     (0.01)
                                      ============  ============
Weighted average of shares
  outstanding. . . . . . . . . . . .    2,300,000     2,323,000
                                      ============  ============

                 See accompanying notes to financial statements.



                            ORGANIC SOILS.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                ------------------------------------------------

                      Common     Paid in   Additaional  Retained
                      Shares     Capital   Paid In      Deficit     Total
                    ----------  ---------  -----------  ----------  ---------

                                      2003
                                   ----------
December 31, 2002.  2,323,000   $  2,323   $284,227     $(302,676)  $(16,126)
Net (loss) . . . .                                           (238)      (238)
                    ----------  ---------  -----------  ----------  ---------
March 31, 2003 . .  2,323,000      2,323    284,227      (302,914)   (16,364)
                   ===========  =========  ===========  ==========  =========


                                      2004
                                   ----------
December 31, 2003.  2,323,000      2,323    284,227      (314,209)   (27,659)
Net (Loss) . . . .                                           (586)      (586)
                    ----------  ---------  -----------  ----------  ---------
March 31, 2004 . .  2,323,000   $  2,323   $284,227     $(314,795)  $(28,245)
                   ===========  =========  ===========  ==========  =========


                 See accompanying notes to financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                          ---------------------------

                                                 Three-Month Periods Ended
                                                 -------------------------
                                                  March 31,    March 31,
                                                 -----------  ------------
                                                    2004         2003
                                                 -----------  ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $     (586)  $     (238)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  (Increase)Decrease in accounts receivable . .           0            0
  Increase (Decrease) in current liabilities. .         547       (2,744)
                                                 -----------  ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .         (39)      (2,982)
FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .           0        3,000
  Repayment of loans
  Sale of common stock
                                                 -----------  ------------
NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .           0        3,000
                                                 -----------  ------------
INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .         (39)          18
Cash and Equivalents at the beginning of period       1,015          909
                                                 -----------  ------------
Cash and Equivalents at the end of period . . .  $      977   $      927
                                                 ===========  ============

Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $        0   $        0
                                                 ===========  ============


                 See accompanying notes to financial statements.

ORGANIC  SOILS.COM,  INC
NOTES  TO  FINANCIAL  STATEMENTS

1.  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

     The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Organic Soils.com, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

     Description  of  business

     Organic Soils.com, Inc. (the "Company") was incorporated in Nevada on January 19, 2000 in order to perform marketing and distribution services for a related non public company.

     Revenue  recognition

     The company receives a 5% commission from an affiliated company for the sale of the affiliated company's soil. Revenue is recognized at the net commission rate.

     Net  loss  per  share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

2.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies
     Emerging Issues Task Force Issue No. 94-3: "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. Management does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure requirements of SFAS No. 123. If an entity elects to adopt the recognition provisions of the fair value based method of accounting for stock-based compensation in a fiscal year beginning before December 16, 2003, that change in accounting principle shall be reported using either the (i) prospective method, (ii) the modified prospective method, or (iii) the retroactive restatement method as defined in SFAS No.
     148. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Since the Company has elected to continue accounting for stock-based compensation under APB No. 25, the adoption of SFAS No. 148 has had no impact to the Company's financial position or designed to conform to the new disclosure requirements prescribed by SFAS No. 148.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2004. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, " which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of a company's participation in variable interest entities
     (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46.

3.  RELATED  PARTY  TRANSACTION

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2004 and 2003.

     The accounts payable represents the monies that are due to be paid to the affiliated company for the sale of the soil. It represents 95% of the sales price of the sale to the customer of the Company as per agreement.

4.  GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $586, a negative working capital of $28,244 and a stockholders' deficiency of $28,245. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

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

OUR  HISTORY

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

OUR  BUSINESS

Organic Soils has entered into the Distribution/Marketing Agreement ("Agreement") with APC Export, Inc., a soil developer in Alaska. To date, APC Export, Inc. is the only company with which we have signed a distribution and marketing agreement. Organic Soils' only source of revenue since inception has been from APC Export. Under the terms of the Agreement, both parties are to use their best efforts to fulfill the following responsibilities:

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

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

The  Company  had no revenue during the three-month period ended March 31, 2004.
The Company had total operating expenses of $44, interest income of $6 and interest expense of $548. As a result the Company experienced a net loss of $586 for the three-month period ended March 31, 2004. During the three-month period ended March 31, 2003 the Company had revenue of $120, total operating expenses of $109, interest income of $6 and interest expense of $255. As a result the Company experienced a net loss of $238 for the three-month period ended March 31, 2003.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company had assets of $977 consisting of cash in hand. At December 31, 2003 the Company had assets of $1,015 in cash on hand.

At March 31, 2004 the Company's liabilities totaled $29,221 and consisted of $4,173 in accounts payable, $4,500 in accrued expenses, $2,273 in accrued interest, and $18,275 in notes payable. Liabilities at December 31, 2003 totaled $28,674 and consisted of $4,173 in accounts payable, $4,500 in accrued expense, $1,726 in accrued interest, and $18,275 in notes payable.

As of March 31, 2004, the Company had no material commitments for capital expenditures.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Organic Soils.com, Inc. during the quarter ended March 31, 2004.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                   LOCATION

31              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ORGANIC  SOILS.COM,  INC.


Date: May 25, 2004                 By:/s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer