Form 10QSB
period 2004-06-30
ORGANIC SOILS COM INC
filed 2004-08-10
CIK 1108046

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 2,323,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            ORGANIC SOILS.COM, INC.

                                      INDEX

                                                                          Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                             3

          Balance Sheet June 30, 2004 and December 31, 2003                   3

          Statement of Operations for the Six Months Ended June 30, 2004
          and 2003                                                            4

          Statement of Shareholders' Deficiency for the Six Months Ended
          June 30, 2004.                                                      5

          Statement of Cash Flows for the Six Months Ended June 30, 2004
          and 2003                                                            6

          Notes to Financial Statements                                     7-9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10-12

          Item 3.  Controls and Procedures                                   13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          13

          Signatures                                                         13

(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                             ORGANIC SOILS.COM, INC
                                  BALANCE SHEET
                      June 30, 2004 and December 31, 2003


                                                    Unaudited    December 31,
ASSETS                                                 2004         2003
--------------------------------------------------  -----------  --------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $      812   $       1,015
  Accounts Receivable. . . . . . . . . . . . . . .                           -
                                                    -----------  --------------
    Total current assets

    Total assets . . . . . . . . . . . . . . . . .  $      812   $       1,015
                                                    ===========  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $    4,173   $       4,173
  Accrued expenses . . . . . . . . . . . . . . . .       4,500           4,500
  Accrued interest . . . . . . . . . . . . . . . .       2,823           1,726
  Notes payable. . . . . . . . . . . . . . . . . .      18,275          18,275
                                                    -----------  --------------

  Total liabilities. . . . . . . . . . . . . . . .      29,771          28,674

SHAREHOLDERS' DEFICIENCY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.       2,323           2,323
  Paid in capital. . . . . . . . . . . . . . . . .     284,227         284,227
  Retained deficit . . . . . . . . . . . . . . . .    (315,509)       (314,209)
                                                    -----------  --------------
  Total shareholders' deficiency . . . . . . . . .     (28,959)        (27,659)
                                                    -----------

    Total liabilities and shareholders' deficiency  $      812   $       1,015
                                                    ===========  ==============


     The accompanying notes are an integral part of the financial statements



                     ORGANIC SOILS.COM
                  STATEMENT OF OPERATIONS
       For the six months ended June 30, 2004 and 2003


                                      Unaudited    Unaudited
                                         2004         2003
                                      -----------  -----------
Revenue. . . . . . . . . . . . . . .  $        0   $      120
Expenses
  Bank charges . . . . . . . . . . .          58           88
  Consulting fees. . . . . . . . . .                     1500
  Travel and entertainment . . . . .                       44
  Office expenses. . . . . . . . . .         158           21
  Start up costs
  Promotion
  License and permits
  Miscellaneous
  Rent
  Options granted for services
  Stock issued for legal services
  Money raising costs
  Telephone
                                      -----------  -----------
    Total expenses . . . . . . . . .         216        1,653
                                      -----------  -----------
    Loss from operations . . . . . .        (216)      (1,533)
Other income and (expense)
  Interest income. . . . . . . . . .          12           12
  Interest expense . . . . . . . . .      (1,096)        (587)
                                      -----------  -----------
    Total other income and (expense)      (1,084)        (575)
                                      -----------  -----------
      Net loss . . . . . . . . . . .  $   (1,300)  $   (2,108)
                                      ===========  ===========
Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $    (0.01)
                                      ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,300,000    2,323,000
                                      ===========  ===========


     The accompanying notes are an integral part of the financial statements



                             ORGANIC SOILS.COM, INC
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                For the Six Months ended June 30, 2004 and 2003


                    Common      Paid in    Additaional   Retained
                    Shares      Capital    Paid In       Deficit     Total

                                      2003
                                   ----------

December 31, 2002.  2,323,000   $  2,323   $    284,227  $(302,676)  $(16,126)
Net (loss) . . . .                                          (2,108)    (2,108)
                    ----------  ---------  ------------  ----------  ---------
June 30, 2003. . .  2,323,000      2,323        284,227   (304,784)   (18,234)
                    ==========  =========  ============  ==========  =========


                                      2004
                                   ----------

December 31, 2003.  2,323,000      2,323        284,227   (314,209)   (27,659)
Net (Loss) . . . .                                          (1,300)    (1,300)
                    ----------  ---------  ------------  ----------  ---------
June 30, 2004. . .  2,323,000   $  2,323   $    284,227  $(315,509)  $(28,959)
                    ==========  =========  ============  ==========  =========


     The accompanying notes are an integral part of the financial statements



                       ORGANIC SOILS.COM, INC
                      STATEMENT OF CASH FLOWS
          For the Six Months Ended June 30, 2004 and 2003


                                                    2004      2003
                                                 --------  --------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $(1,300)  $(2,108)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  (Increase)Decrease in accounts receivable . .        0         0
  Increase (Decrease) in current liabilities. .    1,097    (2,414)
                                                 --------  --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .     (203)   (4,522)
FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .        0     4,700
  Repayment of loans
  Sale of common stock
                                                 --------  --------
NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .        0     4,700
                                                 --------  --------
INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .     (203)      179
Cash and Equivalents at the beginning of period    1,015       909
                                                 --------  --------
Cash and Equivalents at the end of period . . .  $   812   $ 1,088
                                                 ========  ========
Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $     0   $     0
                                                 ========  ========


     The accompanying notes are an integral part of the financial statements

                             ORGANIC SOILS.COM, INC
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

          The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Organic Soils.com, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

          The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

                             ORGANIC SOILS.COM, INC
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

          In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, " which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 requires identification of a company's participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46

                             ORGANIC SOILS.COM, INC
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

2.   NEW  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

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

3.   RELATED  PARTY  TRANSACTION

          Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2004 and 2003. Notes payable were from a major shareholder at 12% interest due in the current year.

          The accounts payable represents the monies that are due to be paid to the affiliated company for the sale of the soil. It represents 95% of the sales price of the sale to the customer of the Company as per agreement.


SIX  MONTH  INTERIM  FINANCIAL  INFORMATION

                          2004      2003
                        --------  --------
Sales. . . . . . . . .  $     0   $   120
Expenses . . . . . . .      216     1,653
                        --------  --------
Loss form operations .     (216)   (1,533)
Other income (expense)   (1,084)     (575)
                        --------  --------
Net (loss) . . . . . .  $(1,300)  $(2,108)
                        ========  ========

4.   GOING  CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $1,300, a negative working capital of $28,959 and a stockholders' deficiency of $28,959. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS  FOR  THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

The Company had no revenue during the three and six-month periods ended June 30, 2004. During the six-month period ended June 30, 2004, the Company had total operating expenses of $216, interest income of $12 and interest expense of $1,096. As a result the Company experienced a net loss of $1,300 for the six-month period ended June 30, 2004. During the six-month period ended June 30, 2003 the Company had revenue of $120, total operating expenses of $1,653, interest income of $12 and interest expense of $587. As a result the Company experienced a net loss of $2,108 for the six-month period ended June 30, 2003.

Organic Soils has not fully implemented its business plan. A brief description of the Company's marketing strategies and business plan is offered as follows:

Organic Soils believes there are three distinct markets for our soil products: the retail consumer, retail stores and agricultural customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company had assets of $812 consisting of cash in hand. At December 31, 2003 the Company had assets of $1,015 in cash on hand.

At June 30, 2004 the Company's liabilities totaled $29,771 and consisted of $4,173 in accounts payable, $4,500 in accrued expenses, $2823 in accrued interest, and $18,275 in notes payable. Liabilities at December 31, 2003 totaled $28,674 and consisted of $4,173 in accounts payable, $4,500 in accrued expense, $1,726 in accrued interest, and $18,275 in notes payable.

As of June 30, 2004, the Company had no material commitments for capital expenditures.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Organic Soils.com, Inc. during the quarter ended June 30, 2004.


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

                                   ORGANIC  SOILS.COM,  INC.


Date: August 10, 2004              By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer