Form 10QSB
period 2004-09-30
ORGANIC SOILS COM INC
filed 2004-11-19
CIK 1108046

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of September 30, 2004 was 2,323,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                            ORGANIC SOILS.COM, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information
          Item 1.  Unaudited Financial Statements                              3

          Balance Sheet September 30, 2004 and December 31, 2003               3

          Statement of Operations for the Nine Months Ended September 30,
          2004 and 2003                                                        4

          Statement of Shareholders' Deficiency for the Nine Months Ended
          September 30, 2004.                                                  5

          Statement of Cash Flows for the Nine Months Ended September 30,
          2004 and 2003                                                        6

          Notes to Financial Statements                                      7-9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-12

          Item 3.  Controls and Procedures                                    13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13

(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS




                             ORGANIC SOILS.COM, INC
                                  BALANCE SHEET
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                     Unaudited    December 31,
ASSETS                                                 2004           2003
--------------------------------------------------  -----------  --------------


Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $    1,491   $       1,015
  Accounts Receivable. . . . . . . . . . . . . . .           -               -
                                                    -----------  --------------
    Total current assets

    Total assets . . . . . . . . . . . . . . . . .  $    1,491   $       1,015
                                                    ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $    4,173   $       4,173
  Accrued expenses . . . . . . . . . . . . . . . .       4,500           4,500
  Accrued interest . . . . . . . . . . . . . . . .       3,375           1,726
  Notes payable. . . . . . . . . . . . . . . . . .      24,775          18,275
                                                    -----------  --------------

  Total liabilities. . . . . . . . . . . . . . . .      36,823          28,674


SHAREHOLDERS' DEFICIENCY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.       2,323           2,323
  Paid in capital. . . . . . . . . . . . . . . . .     284,227         284,227
  Retained deficit . . . . . . . . . . . . . . . .    (321,882)       (314,209)
                                                    -----------  --------------
  Total shareholders' deficiency . . . . . . . . .     (35,332)        (27,659)
                                                    -----------  --------------

    Total liabilities and shareholders' deficiency  $    1,491   $       1,015
                                                    ===========  ==============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                       ORGANIC SOILS.COM
                     STATEMENT OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                       Unaudited    Unaudited
                                         2004         2003
                                      -----------  -----------
Revenue. . . . . . . . . . . . . . .  $        0   $      120
Expenses
  Bank charges . . . . . . . . . . .          72          132
  Consulting fees. . . . . . . . . .       5,820         3000
  Travel and entertainment . . . . .                       44
  Office expenses. . . . . . . . . .         158           21
  Start up costs
  Promotion
  License and permits
  Miscellaneous
  Rent
  Options granted for services
  Stock issued for legal services
  Money raising costs
  Telephone
                                      -----------  -----------
    Total expenses . . . . . . . . .       6,050        3,197
                                      -----------  -----------
    Loss from operations . . . . . .      (6,050)      (3,077)
Other income and (expense)
  Interest income. . . . . . . . . .          22           18
  Interest expense . . . . . . . . .      (1,645)        (887)
                                      -----------  -----------
    Total other income and (expense)      (1,623)        (869)
                                      -----------  -----------
      Net loss . . . . . . . . . . .  $   (7,673)  $   (3,946)
                                      ===========  ===========
Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $    (0.01)
                                      ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,323,000    2,323,000
                                      ===========  ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                             ORGANIC SOILS.COM, INC
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                      Common     Paid in   Additaional    Retained
                      Shares     Capital     Paid In      Deficit      Total
                    ----------  ---------  ------------  ----------  ---------

                                      2003
                                   ----------
December 31, 2002.  2,323,000   $  2,323   $    284,227  $(302,676)  $(16,126)
Net (loss) . . . .                                          (3,946)    (3,946)
                    ----------  ---------  ------------  ----------  ---------
June 30, 2003. . .  2,323,000      2,323        284,227   (306,622)   (20,072)
                    ==========  =========  ============  ==========  =========


                                      2004
                                   ----------
December 31, 2003.  2,323,000      2,323        284,227   (314,209)   (27,659)
Net (Loss) . . . .                                          (7,673)    (7,673)
                    ----------  ---------  ------------  ----------  ---------
June 30, 2004. . .  2,323,000   $  2,323   $    284,227  $(321,882)  $(35,332)
                    ==========  =========  ============  ==========  =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                       ORGANIC SOILS.COM, INC
                      STATEMENT OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                   2004      2003
                                                 --------  --------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $(1,300)  $(3,946)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  (Increase)Decrease in accounts receivable . .        0         0
  Increase (Decrease) in current liabilities. .    1,097    (2,113)
                                                 --------  --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . .     (203)   (6,059)
FINANCING ACTIVITIES
  Short term borrowings . . . . . . . . . . . .        0     6,200
  Repayment of loans
  Sale of common stock
                                                 --------  --------
NET CASH REALIZED FROM
  FINANCING ACTIVITIES. . . . . . . . . . . . .        0     6,200
                                                 --------  --------
INCREASE ON CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . .     (203)      141
Cash and Equivalents at the beginning of period    1,015       909
                                                 --------  --------
Cash and Equivalents at the end of period . . .  $   812   $ 1,050
                                                 ========  ========
Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year . . . . . . . .  $     0   $     0
                                                 ========  ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             Organic Soils.com, Inc
                      Footnotes to the Financial Statements
                           September 30, 2004 and 2003
--------------------------------------------------------------------------------


1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Basis  of  presentation

     The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Organic Soils.com, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

     The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION  -  Continued

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


3.   RELATED  PARTY  TRANSACTION

     Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended September 30, 2004 and 2003. Notes payable were from two major shareholders at 12% interest due in current year.

     The accounts payable represents the monies that are due to be paid to the affiliated company for the sale of the soil. It represents 95% of the sales price of the sale to the customer of the Company as per agreement.


THREE  MONTH  INTERIM  FINANCIAL  INFORMATION

                          2004      2003
                        --------  --------
Sales. . . . . . . . .  $     0   $     0
Expenses . . . . . . .    5,834     1,544
                        --------  --------
Loss from operations .   (5,834)   (1,544)
Other income (expense)     (597)     (294)
                        --------  --------
Net (loss) . . . . . .  $(6,431)  $(1,838)
                        ========  ========

4.   GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $7,673, a negative working capital of $35,332 and a stockholders' deficiency of $35,332. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS  FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND
2003

The Company had no revenue during the nine-month period ended September 30, 2004 compared to revenue of $120 during the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, the Company had total operating expenses of $6,050, interest income of $22 and interest expense of $1,645. As a result the Company experienced a net loss of $7,673 for the nine-month period ended September 30, 2004. During the nine-month period ended September 30, 2003 the Company had revenue of $120, total operating expenses of $3,197, interest income of $18 and interest expense of $887. As a result the Company experienced a net loss of $3,946 for the nine-month period ended September 30, 2003.

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

MARKETING  STRATEGY  AND  PRICING

Organic Soils intends to derive revenues from providing consulting services in the areas of packaging, organic product development and distribution and from marketing fees from various soil and soil enhancement developers, as well as from the mark up on the products distributed by Organic Soils. Currently, Organic Soils has only one distribution and marketing agreement in place. The agreement is with APC Export, Inc. Organic Soils' complete marketing solution will allow companies which are currently selling or planning to sell bulk soil products to increase their profit margins. Our services would include assistance with package design, package design with in-store trials, as well as an introduction to various packaged soil distributors. We also intend to provide consulting services in the area of market analysis, including determining potential profitability, potential volume, and ease of entry into specified markets. These services would be required for customers with distribution and marketing agreements.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, the Company had assets of $1,491 consisting of cash in hand. At December 31, 2003 the Company had assets of $1,015 in cash on hand.

At September 30, 2004 the Company's liabilities totaled $36,823 and consisted of $4,173 in accounts payable, $4,500 in accrued expenses, $3,375 in accrued interest, and $24,775 in notes payable. Liabilities at December 31, 2003 totaled $28,674 and consisted of $4,173 in accounts payable, $4,500 in accrued expense, $1,726 in accrued interest, and $18,275 in notes payable.

As of September 30, 2004, the Company had no material commitments for capital expenditures.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by Organic Soils.com, Inc. during the quarter ended September 30, 2004.




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

                                   ORGANIC  SOILS.COM,  INC.


Date: November 15 ,2004            By: /s/ Ray  L. Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer