Form 10KSB
period 2004-12-31
ORGANIC SOILS COM INC
filed 2005-02-24
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the fiscal year ended December 31, 2004
                         COMMISSION FILE NO.  333-57946

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______to______


                             ORGANIC SOILS.COM, INC.
           (Name of Small Business Issuer as specified in its charter)

                NEVADA                                 88-0448626
    (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                Identification No.)

               300 EAST 54TH AVE., SUITE 202, ANCHORAGE, AK  99518
              (Address of Principal Executive Offices and Zip Code)

                                 (415) 387-7500
                           (Issuer's Telephone Number)

                                      NONE
             (Securities registered under Section 12(b) of the Act)
                                      NONE
             (Securities registered under Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Registrant's  revenue  for  its  most  recent  fiscal  year:  $0.

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol OSLC. There was a minimal market and very limited trading volume for the issuer's common stock during fiscal year 2004. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $382,950 on January 19, 2005 based upon the closing price of the Registrant's Common Stock on that date.

As of today's date, there were 2,323,000 shares of common stock of the registrant outstanding, par value $.001.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  None.



                                           FORM 10-KSB
                                     ORGANIC SOILS.COM, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Results of Votes of Security Holders                                         5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures                                                     8

          Item 8B.  Other Information                                                           8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             10

          Item 12.  Certain Relationships and Related Transactions                             10

          Item 13.  Exhibits and Reports on Form 8-K                                           11

          Item 14.  Principal Accountant Fees and Services                                     12

          Signatures                                                                           13

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

Although Organic Soils may sell products from sources other than APC Export, Inc., the corporate existence of Organic Soils is due to APC Export, Inc.'s need for a marketing research, marketing implementation and sales organization to sell APC Export, Inc.'s products, namely soil. The management of APC Export, Inc. determined that a separate marketing organization would be fiscally easier to manage. The fertilizer, soil, and pesticide markets are multi-billion dollar markets within both the United States and abroad.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Presently, Organic Soils does not own any equipment or properties. Currently, Organic Soils occupies its office located at 300 East 54th Avenue, Suite 202, Anchorage, AK 99518. Organic Soils did not pay any rent during 2004. Our office is provided at no charge by our sole Officer and Director, Ray L. Smith. Organic Soils may expand its offices and may potentially move into a larger space if its business expands significantly. However, management can offer no assurance that Organic Soils will be able to significantly expand its business.

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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is currently a limited public market for our company's stock. The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol OSLC. At December 31, 2004 there were approximately 67 shareholders of record holding 2,323,000 shares of our $.001 par value common stock. The following table shows the highs and lows of the closing bid and ask prices on our common stock for 2004 and 2003.



                                      CLOSING BID       CLOSING ASK
2003                                 HIGH     LOW       HIGH    LOW
April 25 thru June 30 (First Avail)   NONE     NONE      NONE    NONE
July 1 thru September 30. . . . . .   1.20      .03      NONE    NONE
October 1 thru December 31. . . . .   1.20     1.20      NONE    NONE


                                      CLOSING BID       CLOSING ASK
2004                                 HIGH     LOW       HIGH    LOW

January 2 thru March 31 . . . . . .    1.20    .10       NONE    NONE
April 1 thru June 30. . . . . . . .    1.20    .90         25    1.15
July 1 thru September 30. . . . . .    1.20   1.20          5       5
October 1 thru December 31. . . . .    1.50   1.20          3       3

The above quotations, as provided Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

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

None.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

RESULTS  OF  OPERATIONS  FOR  THE  YEARS  ENDING  DECEMBER  31,  2004  AND  2003

For the year ended December 31, 2004, the Company generated no revenue. The Company had operating expenses of $13,172, resulting in an equal operating loss of $13,172. Expenses were due mainly to administrative costs in the form of officer, consulting and professional fees, totaling $12,688. The Company also experienced interest income of $33 and interest expenses of $2,532 resulting in a net loss of $15,671 for the year ending December 31, 2004.

For the year ended December 31, 2003, the Company generated revenue of $120. The Company had operating expenses of $10,056, resulting in an operating loss of $9,936. Expenses were due mainly to administrative costs in the form of officer, consulting and professional fees, totaling $9,575. The Company also experienced interest income of $26 and interest expenses of $1,623 resulting in a net loss of $11,533 for the year ending December 31, 2003.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2004, the Company had assets of $1,484 consisting of cash in hand. At December 31, 2003, the Company had assets of $1,015 consisting of cash in hand.

Liabilities at December 31, 2004 consisted of $5,673 in accounts payable, $2,500 in accrued expense, $4,258 in accrued interest, and $32,383 in three notes payable to companies controlled by shareholders for total liabilities of $44,814. The notes carry 12% interest, have a term of 12 months and are due on or before December 12, 2005. At December 31, 2003 the Company's liabilities consisted of $4,174 in accounts payable, $4,500 in accrued expenses, $1,725 in accrued interest, and $18,275 notes payable to companies controlled by shareholders for total liabilities of $28,674.

As of December 31, 2004, the Company had no material commitments for capital expenditures.

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

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements and related information required to be filed begin on page 15and are incorporated herein.

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

ITEM  8B.  OTHER  INFORMATION

There is no other information, which was required to be disclosed in a Form 8-K during the fourth quarter.

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

Ray L. Smith   55  Sole Officer and Director  December 2000


The  following  is  a  brief  biography  of  our  officer  and  director.

RAY L. SMITH, PRESIDENT, DIRECTOR, CEO (Age 55). Mr. Smith has been in the civil engineering field since 1970. Primarily working in the highway construction industry, he has been project superintendent and division manager with Summit Paving and Construction in Anchorage, Alaska from June 1982 to present. He has served as Vice-President of APC Export, Inc. since 1998 to the present. It is anticipated that Mr. Smith will devote at least 25% of his time as President of Organic Soils. Mr. Smith intends to devote the balance of his time as Vice President of APC Export, Inc. Mr. Smith was re-elected for a one year term until December 31, 2005.

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



SUMMARY  COMPENSATION  TABLE


                                                                             Long Term Compensation
                                          Annual Compensation                 Awards            Payouts
                                      -------------------------------  -----------------------  -------
                                                                                    Securities
                                                              Other     Restricted  Underlying
Name and                      Year                           Annual       Stock     Options/    LTIP     All Other
Principal Position           Ended     Salary     Bonus)     Compen-)   Awards )    SARs (#)    Payouts  Compensa-
                                       ($)        ($)        sation($)    ($)                   ($)      tion ($)

Ray L. Smith. . . . . . .    12/31/04                  -0-        -0-         -0-          -0-     -0-       -0-
  Chief Executive Officer    12/31/03                  -0-        -0-         -0-          -0-     -0-       -0-
  Chief Financial Officer    12/31/02                  -0-        -0-         -0-          -0-     -0-       -0-
  and Director. . . . . .


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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 2,323,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                    TITLE OF CLASS   NUMBER OF SHARES    % OF SHARES
                                                    BENEFICIALLY OWNED

Ray L. Smith(1). . . . . . . . . .  Common                   1,289,000         55.49%
300 East 54th Ave
Suite 202
Anchorage, AK 99518

Natalie Shahvaran. . . . . . . . .  Common                   550,000(2)        23.67%
132 North El Camino Real
Suite 346
Encinitas, CA 92024

Gary J. McAdam(3). . . . . . . . .  Common                   180,000(3)         7.75%
15 Red Tail Drive
Highlands Ranch, CO 80111
-------------------------------------------------------------------------------------

Officers and Directors as a Group.  Common                   1,289,000         55.49%
(One person)

(1)  Officer  and  Director
(2) Natalie Shahvaran owns 335,000 common shares directly and 215,000 shares through West Harbor, Inc., West Harbor, Inc is owned and controlled by Natalie Shahvaran.
(3) Gary J. McAdam owns 85,000 shares directly and 95,000 shares indirectly through the following companies and in the amounts indicated. The following entities are owned and controlled by Gary J. McAdam.
     (i)  Fortune  Seekers,  Inc.,  50,000  shares
     (ii) Great  Expectations  Family  LTD,  25,000  shares
     (iii)  Growth  Ventures,  Inc.,  20,000  shares

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the years ending December 31, 2004, 2003 and 2002, the company borrowed $14,108, $11,275, and $7,000 respectively from companies associated with our shareholders. At December 31, 2004, the Company had total notes payable of $32,383. These notes are due with 12% interest on or before December 12, 2005. The notes were assigned to World Ventures, LLC, an entity owned and controlled by Natalie Shahvaran. There were no repayments on these loans during 2004 or 2003.

The President and Chief Executive Officer of the Company, Ray L. Smith, is a majority shareholder of the company's current major supplier, APC Export, Inc. Organic Soils markets the soil provided by APC Export, Inc. and is paid a 5% commission on gross sales of APC Export's products. At December 31, 2004 we owed $5,673 to APC Export, Inc. At December 31, 2003 we owed $4,173 in accounts payable to APC Export, Inc.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)     Exhibits

EXHIBIT NUMBER   TITLE                                                   LOCATION

3(i)             Articles of Incorporation* . . . . . . . . . . . . . .  SB-2 filed 3/30/01

3(ii)            Bylaws*. . . . . . . . . . . . . . . . . . . . . . . .  SB-2 filed 3/30/01

14               Code of Ethics** . . . . . . . . . . . . . . . . . . .  10-KSB filed 4/14/03

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

*  Incorporated  by  reference.  Filed  as  exhibit  to  SB-2  filed  March  30,  2001

**Incorporated  by  reference.  Filed  as  exhibit  to  2002  10-KSB  filed  April  14,  2003

***The  Exhibit  attached  to  this  Form  10-KSB shall not be deemed "filed" for purposes of
Section  18  of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to  liability  under  that  section,  nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set  forth  by  specific  reference  in  such  filing.


     b)     Reports  on  Form  8-K

On December 20, 2004, Organic Soils.com furnished a current report on Form 8-K to report under Items 4.01 and 9.01 that the Company had undergone a change in the their principal certifying accountant.

Subsequent to the date of this report, on February 15, 2005, Organic Soils.com furnished an amended report on Form 8-K/A to report under Item 9.01 that its previous principal certifying accountant agreed with the pronouncements made under Item 4.01 of the December 8-K.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Organic Soils' annual financial statement and review of financial statements included in Organic Soils' 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,000 for fiscal year ended 2004 and $10,500 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There were no other aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of Organic Soils' financial statements that were not reported above.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $575 for fiscal year ended 2004 consisting of tax preparation and $750 for fiscal year ended 2003 consisting of tax preparation.

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

                                   ORGANIC  SOILS.COM,  INC.


Date: February 24, 2005            By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 24, 2005            By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Director



              ORGANIC  SOILS.COM,  INC.

                 FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003





                        INDEX
                        -----

                                                   Page
                                                   -----
Independent Auditors' Reports . . . . . . . . . .     15

Balance Sheets. . . . . . . . . . . . . . . . . .     16

Statements of Operations. . . . . . . . . . . . .     17

Statements of Changes in Shareholders' Deficiency     18

Statements of Cash Flows. . . . . . . . . . . . .     19

Notes to Financial Statements . . . . . . . . . .  20-23

Hawkins  Accounting
Certified  Public  Accountant
Audit  .  tax  .  consulting


TO  THE  BOARD  OF  DIRECTORS  AND  SHAREHOLDERS
Organic  Soils.com,  Inc.
Anchorage,  Alaska

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

I have audited the balance sheet of Organic Soils.com, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Denali Concrete Management, Inc as of December 31, 2004, the results of operations and it's cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 4 the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $43,330 and shareholders' deficiency of $43,330 at December 31, 2004, and a net loss from operation of $15,671 and a negative cash flow from operations of $13,639 for 2004, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




January  25,  2004



                            ORGANIC SOILS.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003



                                                     December 31,    December 31,
ASSETS                                                   2004            2003
--------------------------------------------------  --------------  --------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $       1,484   $       1,015
  Accounts Receivable. . . . . . . . . . . . . . .                              -
                                                    --------------  --------------
    Total current assets

    Total assets . . . . . . . . . . . . . . . . .  $       1,484   $       1,015
                                                    ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $       5,673   $       4,173
  Accrued expenses . . . . . . . . . . . . . . . .          2,500           4,500
  Accrued interest . . . . . . . . . . . . . . . .          4,258           1,726
  Notes payable. . . . . . . . . . . . . . . . . .         32,383          18,275
                                                    --------------  --------------


  Total liabilities. . . . . . . . . . . . . . . .         44,814          28,674


SHAREHOLDERS' DEFICIENCY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.          2,323           2,323
  Paid in capital. . . . . . . . . . . . . . . . .        284,227         284,227
  Retained deficit . . . . . . . . . . . . . . . .       (329,880)       (314,209)
                                                    --------------  --------------
  Total shareholders' deficiency . . . . . . . . .        (43,330)        (27,659)
                                                    --------------

    Total liabilities and shareholders' deficiency  $       1,484   $       1,015
                                                    ==============  ==============

   The accompanying notes are an integral part of these financial statements.



               ORGANIC SOILS.COM, INC.
               STATEMENTS OF OPERATIONS
              DECEMBER 31, 2004 AND 2003


                                         2004         2003
                                      -----------  -----------
Revenue. . . . . . . . . . . . . . .  $        0   $      120
Expenses
  Bank charges . . . . . . . . . . .          86          176
  Consulting fees. . . . . . . . . .      12,688        9,575
  Bad debts. . . . . . . . . . . . .           0          241
  Office expenses. . . . . . . . . .         398           43
  Travel . . . . . . . . . . . . . .                       21
                                      -----------  -----------
    Total expenses . . . . . . . . .      13,172       10,056
                                      -----------  -----------
    Loss from operations . . . . . .     (13,172)      (9,936)

Other income and (expense)
  Interest income. . . . . . . . . .          33           26
  Interest expense . . . . . . . . .      (2,532)      (1,623)
                                      -----------  -----------
    Total other income and (expense)      (2,499)      (1,597)
                                      -----------  -----------
      Net loss . . . . . . . . . . .  $  (15,671)  $  (11,533)
                                      ===========  ===========
Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $    (0.01)
                                      ===========  ===========
Weighted average of shares
  outstanding. . . . . . . . . . . .   2,323,000    2,323,000
                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                           DECEMBER 31, 2004 AND 2003

                      Common     Paid in   Additional   Retained
                      Shares     Capital   Paid In      Deficit     Total

                                      2003
                                   ----------
December 31, 2002.  2,323,000   $  2,323   $284,227    $(302,676)  $(16,126)
Net (loss) . . . .                                       (11,533)   (11,533)
                    ----------  ---------  ----------  ----------  ---------
December 31, 2003.  2,323,000      2,323    284,227     (314,209)   (27,659)
                    ==========  =========  ==========  ==========  =========


                                      2004
                                   ----------
December 31, 2003.  2,323,000      2,323    284,227     (314,209)   (27,659)
Net (Loss) . . . .                                       (15,671)   (15,671)
                    ----------  ---------  ----------  ----------  ---------
December 31, 2004.  2,323,000   $  2,323   $284,227    $(329,880)  $(43,330)
                    ==========  =========  ==========  ==========  =========


   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2004 AND 2003

                                                                  2004       2003
                                                                ---------  ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(15,671)  $(11,533)
Adjustments to reconcile net
  income to net cash
  provided by operating activities
  (Increase)Decrease in accounts receivable. . . . . . . . . .         0      5,620
  Increase (Decrease) in accrued interest. . . . . . . . . . .     2,532      1,623
  Increase (Decrease) in accounts payable and accrued expenses      (500)    (6,879)
                                                                ---------  ---------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .   (13,639)   (11,169)
FINANCING ACTIVITIES
  Short term borrowings-related parties. . . . . . . . . . . .    14,108     11,275
  Repayment of loans
  Sale of common stock
                                                                ---------  ---------
NET CASH REALIZED FROM
  FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    14,108     11,275
                                                                ---------  ---------
INCREASE ON CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .       469        106
Cash and Equivalents at the beginning of period. . . . . . . .     1,015        909
                                                                ---------  ---------
Cash and Equivalents at the end of period. . . . . . . . . . .  $  1,484   $  1,015
                                                                =========  =========
Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year. . . . . . . . . . . . . . . .  $      0   $      0
                                                                =========  =========


   The accompanying notes are an integral part of these financial statements.

                              Organic Soils.com, Inc
                          Notes to Financial Statements
                           December 31, 2004 and 2003


NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  THE  BUSINESS

Organic Soils.Com, Inc. was formed to perform marketing and distribution services. The marketing and distribution services are performed in the continental United States and Alaska. The Company was incorporated under the laws of the State of Nevada on January19, 2000.

Pervasiveness  of  estimates-
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Cash  and  cash  equivalents  -
For financial statement presentation purposes, the Company considers all short-term investments with an original maturity date of three months or less to be cash equivalents.

Income  taxes-
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Stock  Options-
Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the period the option vests.

Revenue  Recognition-
The Company earns a 5% commission from the soil it sells to customers on behalf of the affiliated company. (See Note 3)

Bad  debts-
The Company recognizes bad debts under the direct write-off method. During the years ended December 31, 2004 and 2003 bad debt expense was $241 for 2003 and $0 for 2004.

                             Organic Soils.com, Inc
                    Notes to Financial Statements (Continued)
                           December 31, 2004 and 2003

Earnings  (Loss)  per  Common  Share-
SFAS  No.  128,  "Earnings  Per  Share"  requires presentation of basic earnings
(loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Since the Company does not have any potential dilutive shares, basic and diluted loss per share are the same for the years ended December 31, 2004 and 2003.

Recent  Accounting  Pronouncements  -
 The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

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

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

                             Organic Soils.com, Inc
                    Notes to Financial Statements (Continued)
                           December 31, 2004 and 2003

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period. Beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

NOTE  2  RELATED  PARTY  TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company borrowed $14,108 and $11,275 respectively from companies associated with our shareholders for the purposes of covering consulting expenses for accounting and legal services for SEC filings. There were no repayments to the affiliated company during the years. These affiliated companies will continue to cover the operating expenses of the company until such time as the sales begin to resume.

Two of the founders of the Company are the majority shareholders of the Company's affiliate for which it acts as a sales agent. The Company earns a 5% commission from the soil it sells to customers on behalf of the affiliated company.

NOTE  3  INCOME  TAXES

The benefit for income taxes from operations consisted of the following components: A cumulative deferred tax benefit of approximately $110,000 resulting from net operating loss carryforwards of approximately $330,000,and a cumulative deferred tax expense of approximately $106,000 resulting from the valuation allowance recorded against the deferred tax asset arising from the net operating loss carryforward. Net operating loss carryforwards of approximately $330,000 will expire in various years beginning in 2020. The deferred tax asset is computed at the 34% federal tax rate. The state of Alaska has no corporate tax.

                             Organic Soils.com, Inc
                    Notes to Financial Statements (Continued)
                           December 31, 2004 and 2003

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced. Reduction could result in the partial or complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE  4  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $43,330 and shareholders' deficiency of $43,330 at December 31, 2004, and a net loss from operation of $15,671 and a negative cash flow from operations of $13,639 for 2004, which raises substantial doubt about its ability to continue as a going concern.

Management's plan in regards to these matters is also described in Note 2. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management entered into an agreement with a company that is controlled by some of the founders of the Company to provide marketing and distribution services for the product the company sells, which is humus soil. Management has stepped up its marketing efforts and sales since the year ended December 31, 2002 when management began developing its sales market and moved out of the development stage. Because of the major problems Las Vegas casinos are having maintaining their trees, and the need for more soil for the northern California wine country, the Company is attempting to expand in these two geographic areas.

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