Form 10KSB/A
period 2004-12-31
ORGANIC SOILS COM INC
filed 2005-03-07
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

                                 (907) 770-3709
                           (Issuer's Telephone Number)

                                      NONE
             (Securities registered under Section 12(b) of the Act)
                                      NONE
             (Securities registered under Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to
this  Form  10-KSB/A.  [   ]

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



                                          FORM 10-KSB/A
                                     ORGANIC SOILS.COM, INC.
                                              INDEX

                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Results of Votes of Security Holders                                         5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A.  Controls and Procedures                                                     9

          Item 8B.  Other Information                                                           9

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     10

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             11

          Item 13.  Exhibits and Reports on Form 8-K                                           12

          Item 14.  Principal Accountant Fees and Services                                     13

          Signatures                                                                           14

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

For the year ended December 31, 2003, the Company generated revenue of $120. The Company had operating expenses of $10,056, resulting in an operating loss of $9,936. Expenses were due mainly to administrative costs in the form of consulting and professional fees, totaling $9,575. The Company also experienced interest income of $26 and interest expenses of $1,623 resulting in a net loss of $11,533 for the year ended December 31, 2003.

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

Liabilities at December 31, 2004 consisted of $5,673 in accounts payable, $2,500 in accrued expense, $4,258 in accrued interest, and $32,383 in three notes payable to companies controlled by shareholders for total liabilities of $44,814. The notes carry 12% interest, have a term of 12 months and are due on or before December 12, 2005. At December 31, 2003 the Company's liabilities consisted of $4,174 in accounts payable, $4,500 in accrued expenses, $1,725 in accrued interest, and $18,275 in notes payable to related parties for total liabilities of $28,674.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)  Previous  independent  accountants

     (i) On November 17, 2004, Weinberg & Company, P.A., resigned from its position as the Company's independent accountants.

     (ii) The audit report of Weinberg & Company, P.A., for the year ended December 31, 2003 contained an opinion expressing substantial doubt as to ability to continue as a going concern. The audit report contained no other adverse opinion, disclaimer of opinion or modification of the opinion.

     (iii) Organic Soils' Board of Directors participated in and approved the decision to change independent accountants.

     (iv) In connection with its audit for the most recent fiscal year there have been no disagreements with Weinberg & Company, P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Weinberg & Company, P.A., would have caused them to make reference thereto in their report on the financial statements.

     (v) During the two most recent fiscal years and the interim period until the date of dismissal there have been no reportable events (as defined in regulation S-K Item 304 (a)(1)(v)).

     (vi) Organic Soils had requested that Weinberg & Company, P.A., furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as an exhibit to the form 8-K filed on February 15, 2005.

Although the letter of resignation is dated November 17, 2004, the Company did not receive notice of the resignation until December 14, 2004.

(b)  New  Independent  Accountants

On December 17, 2004, the board of directors voted to engage Hawkins Accounting, to audit its financial statements for the year ended December 31, 2004. Organic Soils consulted Hawkins Accounting during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the Organic Soils' financial statements, and written reports and oral advise was provided to Organic Soils by concluding there was an important factor to be considered by Organic Soils in reaching a decision as to an accounting, auditing or financial issue. In the past two years Organic Soils has not consulted Hawkins Accounting on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

As clarification, Hawkins Accounting was the Company's auditor prior to year ended December 31, 2003. Hawkins Accounting then became associated with Weinberg. Hawkins Accounting discontinued his association with Weinberg when his application to the PCAOB was approved.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the years ending December 31, 2004, 2003 and 2002, the company borrowed $14,108, $11,275, and $7,000 respectively from an affiliated company associated with our shareholders. At December 31, 2004, the Company had total notes payable of $32,383. These notes are due with 12% interest on or before December 12, 2005. The notes were assigned to World Ventures, LLC, an entity owned and controlled by Natalie Shahvaran. There were no repayments on these loans during 2004 or 2003.

The President and Chief Executive Officer of the Company, Ray L. Smith, is a majority shareholder of the company's current major supplier, APC Export, Inc. Organic Soils markets the soil provided by APC Export, Inc. and is paid a 5% commission on gross sales of APC Export's products. At December 31, 2004 we owed $5,673 to APC Export, Inc. At December 31, 2003 we owed $4,174 in accounts payable to APC Export, Inc.

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

                                   ORGANIC  SOILS.COM,  INC.


Date:  March 7, 2005               By: /s/ Ray  L.  Smith
                                   ------------------------------
                                   Ray  L.  Smith
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 7, 2005               By: /s/ Ray  L.  Smith
                                   ----------------------
                                   Ray  L.  Smith
                                   Director



                ORGANIC  SOILS.COM,  INC.

                   FINANCIAL STATEMENTS

       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                         INDEX
                         -----

                                                   Page
                                                   -----
Independent Auditors' Reports . . . . . . . . . .  16-17

Balance Sheets. . . . . . . . . . . . . . . . . .     18

Statements of Operations. . . . . . . . . . . . .     19

Statements of Changes in Shareholders' Deficiency     20

Statements of Cash Flows. . . . . . . . . . . . .     21

Notes to Financial Statements . . . . . . . . . .  22-25

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



/s/Richard  Hawkins
-------------------
Richard  Hawkins
January  25,  2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


                          To the Board of Directors of:
  Organic  Soils.com,  Inc.

We have audited the accompanying balance sheet of Organic Soils.Com, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Organic Soils.Com, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has a working a working capital deficiency of $27,659 and a shareholders' deficiency of $27,659 at December 31, 2003, and a net loss from operations of $11,533 and a negative cash flow from operations of $11,169 for 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG  &  COMPANY,  P.A.
---------------------------

Boca  Raton,  Florida
May  3,  2004



                            ORGANIC SOILS.COM, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003



                                                     December 31,    December 31,
ASSETS                                                   2004            2003
--------------------------------------------------  --------------  --------------

Current assets
  Cash in bank . . . . . . . . . . . . . . . . . .  $       1,484   $       1,015
  Accounts Receivable. . . . . . . . . . . . . . .              -               -
                                                    --------------  --------------

    Total assets . . . . . . . . . . . . . . . . .  $       1,484   $       1,015
                                                    ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES
--------------------------------------------------

  Accounts payable . . . . . . . . . . . . . . . .  $       5,673   $       4,174
  Accrued expenses . . . . . . . . . . . . . . . .          2,500           4,500
  Accrued interest . . . . . . . . . . . . . . . .          4,258           1,725
  Notes payable to related parties . . . . . . . .         32,383          18,275
                                                    --------------  --------------


  Total liabilities. . . . . . . . . . . . . . . .         44,814          28,674
                                                    --------------  --------------

SHAREHOLDERS' DEFICIENCY
--------------------------------------------------

  Common stock, 50,000,000 shares authorized
    at $.001 par 2,323,000 issued and outstanding.          2,323           2,323
  Paid in capital. . . . . . . . . . . . . . . . .        284,227         284,227
  Accumulated deficit. . . . . . . . . . . . . . .       (329,880)       (314,209)
                                                    --------------  --------------
  Total shareholders' deficiency . . . . . . . . .        (43,330)        (27,659)
                                                    --------------  --------------

    Total liabilities and shareholders' deficiency  $       1,484   $       1,015
                                                    ==============  ==============

   The accompanying notes are an integral part of these financial statements.



               ORGANIC SOILS.COM, INC.
               STATEMENTS OF OPERATIONS
              DECEMBER 31, 2004 AND 2003


                                         2004         2003
                                      -----------  -----------
Revenue. . . . . . . . . . . . . . .  $        0   $      120
                                      -----------  -----------
Expenses
  Bank charges . . . . . . . . . . .          86          176
  Consulting and professional fees .      12,688        9,575
  Bad debts. . . . . . . . . . . . .           0          241
  Office expenses. . . . . . . . . .         398           21
  Travel and entertainment . . . . .                       43
                                      -----------  -----------
    Total expenses . . . . . . . . .      13,172       10,056
                                      -----------  -----------
    Loss from operations . . . . . .     (13,172)      (9,936)
                                      -----------  -----------
Other income (expense)
  Interest income. . . . . . . . . .          33           26
  Interest expense . . . . . . . . .      (2,532)      (1,623)
                                      -----------  -----------
    Total other income (expense)          (2,499)      (1,597)
                                      -----------  -----------
      Net loss . . . . . . . . . . .  $  (15,671)  $  (11,533)
                                      ===========  ===========
Loss per share
  of common stock. . . . . . . . . .  $    (0.01)  $   (0.005)
                                      ===========  ===========
Weighted average number of shares
  outstanding. . . . . . . . . . . .   2,323,000    2,323,000
                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                           DECEMBER 31, 2004 AND 2003

                      Common     Stock     Paid in     Accumulated
                      Shares     Amount    Capital      Deficit     Total
                    ----------  ---------  ----------  -----------  ---------

                                      2003
                                   ----------
December 31, 2002.  2,323,000   $  2,323   $284,227    $(302,676)   $(16,126)
Net (loss) . . . .          -          -          -      (11,533)    (11,533)
                    ----------  ---------  ----------  -----------  ---------
December 31, 2003.  2,323,000      2,323    284,227     (314,209)    (27,659)
                    ==========  =========  ==========  ===========  =========



                                      2004
                                   ----------
December 31, 2003.  2,323,000      2,323    284,227     (314,209)    (27,659)
Net (Loss) . . . .                                       (15,671)    (15,671)
                    ----------  ---------  ----------  -----------  ---------
December 31, 2004.  2,323,000   $  2,323   $284,227    $(329,880)  $ (43,330)
                    ==========  =========  ==========  ===========  =========


   The accompanying notes are an integral part of these financial statements.



                            ORGANIC SOILS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2004 AND 2003

                                                                  2004       2003
                                                                ---------  ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(15,671)  $(11,533)
Adjustments to reconcile net
  loss to net cash used in
  operating activities
  (Increase)Decrease in accounts receivable. . . . . . . . . .         0      5,620
  Increase (Decrease) in accrued interest. . . . . . . . . . .     2,532      1,623
  Increase (Decrease) in accounts payable and accrued expenses      (500)    (6,879)
                                                                ---------  ---------
NET CASH USED IN
  OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .   (13,639)   (11,169)
                                                                ---------  ---------
FINANCING ACTIVITIES
  Short term borrowings-related parties. . . . . . . . . . . .    14,108     11,275
                                                                ---------  ---------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    14,108     11,275
                                                                ---------  ---------
INCREASE ON CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . .       469        106
Cash and Equivalents at the beginning of the year. . . . . . .     1,015        909
                                                                ---------  ---------
Cash and Equivalents at the end of the year. . . . . . . . . .  $  1,484   $  1,015
                                                                =========  =========
Supplemental disclosures to the
  statement of cash flows:
  Interest paid during the year. . . . . . . . . . . . . . . .  $      0   $      0
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

Revenue  Recognition-
The Company earns a 5% commission from the soil it sells to customers on behalf of the affiliated company. (See Note 2)

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

NOTE  2  RELATED  PARTY  TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company borrowed $14,108 and $11,275 respectively from its affiliated company associated with our shareholders for the purposes of covering consulting expenses for accounting and legal services for SEC filings. There were no repayments to the affiliated company during those years. These affiliated companies will continue to cover the operating expenses of the company until such time as the sales begin to resume.

Two of the founders of the Company are the majority shareholders of the Company's affiliate for which it acts as a sales agent. The Company earns a 5% commission from the soil it sells to customers on behalf of the affiliated company.

NOTE  3  INCOME  TAXES

The benefit for income taxes from operations consisted of the following components: A cumulative deferred tax benefit of approximately $110,000 resulting from net operating loss carryforwards of

                             Organic Soils.com, Inc
                    Notes to Financial Statements (Continued)
                           December 31, 2004 and 2003

approximately $330,000,and a cumulative deferred tax expense of approximately $110,000 resulting from the valuation allowance recorded against the deferred tax asset arising from the net operating loss carryforward. Net operating loss carryforwards of approximately $330,000 will expire in various years beginning in 2020. The deferred tax asset is computed at the 34% federal tax rate. The state of Alaska has no corporate tax.

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