Form 10QSB
period 2005-03-31
ORGANIC SOILS COM INC
filed 2005-05-16
CIK 1108046

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(907) 770-3709

(Issuer’s telephone number)

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 2,323,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

ORGANIC SOILS.COM, INC.

FORM 10-QSB

INDEX

		Page
PART I.	Financial Information

Item 1. Financial Statements

Balance Sheets – Three months ended March 31, 2005 (Unaudited) and the year ended December 31, 2004

Statements of Operations (Unaudited) - three months ended March 31, 2005 and 2004

Statements of Stockholders’ Equity (Deficit) (Unaudited) - three months ended March 31, 2005 and 2004

Statements of Cash Flows (Unaudited) - three months ended March 31, 2005 and 2004

Notes to financial statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3. Controls and Procedures

		3 3 4 5 6 7 10 10
PART II.	Other Information Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K	11 12
	Signatures	12

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

ORGANIC SOILS.COM, INC

BALANCE SHEET

March 31, 2005 and December 31, 2004

	Unaudited	December 31,
ASSETS	2005	2004

Current assets
Cash in bank	$1,481	$1,484
Accounts Receivable
Total current assets

Total assets	$1,481	$1,484
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Accounts payable	$5,673	$5,673
Accrued expenses	0	2,500
Accrued interest	5,229	4,258
Notes payable	34,883	32,383

Total liabilities	45,785	44,814

SHAREHOLDERS' DEFICIENCY

Common stock, 50,000,000 shares authorized
at $.001 par 2,323,000 issued and outstanding	2,323	2,323
Paid in capital	284,227	284,227
Retained deficit	(330,854)	(329,880)
Total shareholders' deficiency	(44,304)	(43,330)

Total liabilities and shareholders' deficiency	$1,481	$1,484

The accompanying notes are an integral part of the financial statements

ORGANIC SOILS.COM

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004

	Unaudited	December 31
	2005	2004
Revenue	$0	$0
Expenses
Bank charges	14	44
Consulting fees
Total expenses	14	44
Loss from operations	(14)	(44)
Other income and (expense)
Interest income	11	6
Interest expense	(971)	(548)
Total other income and (expense)	(960)	(542)
Net loss	$(974)	$(586)
Loss per share
of common stock	$(0.01)	$(0.01)
Weighted average of shares
outstanding	2,323,000	2,323,000

The accompanying notes are an integral part of the financial statements

ORGANIC SOILS.COM

STATEMENT OF SHAREHOLDERS' DEFICIENCY

For the Three Months ended March 31, 2005 and 2004

	Common	Paid in	Additional	Retained
	Shares	Capital	Paid In	Deficit	Total

2004
December 31, 2003	2,323,000	$2,323	$284,227	$(314,209)	$(27,659)
Net (Loss)				(586)	(586)
March 31, 2004	2,323,000	$2,323	$284,227	$(314,795)	$(28,245)

2005
December 31, 2004	2,323,000	$2,323	$284,227	$(329,880)	$(43,330)
Net (Loss)				(974)	(974)
	2,323,000	$2,323	$284,227	$(330,854)	$(44,304)

The accompanying notes are an integral part of the financial statements

ORGANIC SOILS.COM, INC

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

	2005	2004
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	$(974)	$(586)
Adjustments to reconcile net
income to net cash
provided by operating activities
(Increase)Decrease in accounts receivable		0
Increase (Decrease) in current liabilities	(1,529)	547
NET CASH PROVIDED BY
OPERATING ACTIVITIES	(2,503)	(39)
FINANCING ACTIVITIES
Short term borrowings	2,500	0
Repayment of loans
Sale of common stock
NET CASH REALIZED FROM
FINANCING ACTIVITIES	2,500	0
INCREASE ON CASH AND CASH
EQUIVALENTS	(3)	(39)
Cash and Equivalents at the beginning of period	1,484	1,015
Cash and Equivalents at the end of period	$1,481	$977
Supplemental disclosures to the statement of cash flows:
Interest paid during the year	$0	$0

The accompanying notes are an integral part of the financial statements

Organic Soils.com, Inc

Footnotes to the Financial Statements

March 31, 2005 and 2004

_______________________________________________________________________

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Organic Soils.com, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The balance sheet as of December 31, 2003 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Description of business

Organic Soils.com, Inc. (the "Company") was incorporated in Nevada on January 19, 2000 in order to perform marketing and distribution services for a related non public company.

Revenue recognition

The company receives a 5% commission from an affiliated company for the sale of the affiliated company’s soil. Revenue is recognized at the net commission rate.

Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Organic Soils.com, Inc

Footnotes to the Financial Statements

March 31, 2005 and 2004

_________________________________________________________________________

2.

New accounting pronouncements

In November, 2004 the Financial Accounting Standards Board issued SFAS 151. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term so abnormal was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In December, 2004 FASB issued SFAS 152 which amended FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

In December, 2004 the Financial Accounting Standards Board (”FASB”) issued SFAS 153. SFAS 153 amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

In December, 2004 FASB released its revised SFAS 123 or SFAS 123a. The revision requires companies to recognize the fair value of equity instruments issued to employees for services received. This pronouncement affects the issuance of employee stock options among other types of employee compensation. This pronouncement becomes effective based on the size of the company and whether or not it is public or private. For public entities that file as small business issuers, the pronouncement becomes effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For most companies this would effectively be December 31, 2005. For nonpublic companies the pronouncement becomes effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

The fair value of the stock options is determined on the grant date of the option and the cost of the service can be recognized over the vesting period of the options. The pronouncement applies to nonpublic entities as was as to public entities with some exceptions. Specifically, if it is not possible to reasonably estimate the fair value of equity share options because it is not practicable to estimate the expected volatility of the entity’s share price, then the nonpublic company can reasonably assume that there is no fair value to the equity instrument.

The Company believes that these pronouncements, including SFAS 123a, will have no impact on current financial reporting, but SFAS 123a may have a significant impact on future financial reporting depending on the issuance of equity instruments for employee services in the future.

Organic Soils.com, Inc

Footnotes to the Financial Statements

March 31, 2005 and 2004

________________________________________________________________________

3.

Related party transaction

Various shareholders of the Company loan money to fund operations. The Company signs notes to these individuals and companies at a rate of 12% interest and due within one year. For the period ending March 31, 2005 and 2004 that amount was $34,883 and $18,275 respectively.

The accounts payable represents the monies that are due to be paid to the affiliated company for the sale of the soil. It represents 95% of the sales price of the sale to the customer of the Company as per agreement.

4.    Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $974, a negative working capital of $44,304 and a stockholders’ deficiency of $44,304. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Our History

We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc. We provide marketing and distribution services in the soil industry.

Although Organic Soils may sell products from sources other than APC Export, Inc., the corporate existence of Organic Soils is due to APC Export, Inc.'s need for a marketing research, marketing implementation and sales organization to sell APC Export, Inc.'s products, namely soil. The management of APC Export, Inc. determined that a separate marketing organization would be fiscally easier to manage. The fertilizer, soil, and pesticide markets are multi-billion dollar markets both within the United States and abroad. Organic Soils is has been coordinating the marketing of APC Export, Inc.'s products in the United States.

Organic Soils has not been successful in generating revenue sufficient to cover operating expenses and has sought a new business opportunity in order to produce greater revenue and provide increased shareholder value. To this end, on March 25, 2005, Organic Soils signed a definitive agreement to acquire all of the issued and outstanding common stock of Inhibetex Therapeutics, Inc. in a tax free exchange. Closing of this transaction is contingent upon completion of final documentation necessary to close the transaction. Although closing of the Inhibetex acquisition is anticipated to occur during the second quarter of 2005, there is no assurance or guarantee this transaction will be completed.

Under the terms of the definitive agreement, Organic Soils.com will issue approximately 11,128,000 shares of common stock to the stockholders of Inhibetex in exchange for 100% of the issued and outstanding shares of Inhibetex. As a result, following closing of the transaction, a total of 13,451,000 shares of Organic Soils.com would be issued and outstanding. In addition, immediately prior to closing, Organic Soils will divest, wind-down or otherwise dispose of its current soil distribution business operations.

Inhibetex Therapeutics is a nominally capitalized development stage company focused on biotechnology research, development and potential commercialization of technologies and products for new cancer therapeutic agents and cancer fighting drugs called targeted therapies. The initial focus of the company's research is a protocol to investigate the effect of PKC isozymes on the regulation of brain cancer cells, which Inhibetex has been funding since October 2004.

Employees

Ray L. Smith is currently the only employee of Organic Soils.com. Mr. Smith is our sole Officer and Director and will devote such time to the management and development of Organic Soils that he deems necessary to implement our business plan.

Results of Operations for the Three-Month Period Ended March 31, 2005 and 2004

The Company had no revenue during the three-month period ended March 31, 2005. The Company had total operating expenses of $14, interest income of $11 and interest expense of $971. As a result the Company experienced a net loss of $974 for the three-month period ended March 31, 2005. During the three-month period ended March 31, 2004 the Company had revenue of $0, total operating expenses of $44, interest income of $6 and interest expense of $548. As a result the Company experienced a net loss of $586 for the three-month period ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had assets of $1,481 consisting of cash in hand.

At March 31, 2005 the Company's liabilities totaled $45,785 and consisted of $5,673 in accounts payable, $0 in accrued expenses, $5,229 in accrued interest, and $34,883 in notes payable.

As of March 31, 2005, the Company had no material commitments for capital expenditures.

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

PART II – OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

On March 31, 2005, shareholders of the Company approved a name change of the Company to Inhibetex Therapeutics, Inc. or such similar name as is available in the state of Nevada and a change in the capitalization of the Company from 50,000,000 shares of Common Stock, $.001 par value to 200,000,000 shares of Common Stock, $.001 par value and added a class of 10,000,000 shares of Preferred Stock, $.001 par value with rights, preferences and designations to be determined by the Board of Directors.  Also approved was the adoption of the 2005 Stock Option Plan and with authorization to reserve 1,950,000 shares of Common Stock for issuance pursuant to the plan. The approval was via written consent of a majority of shareholders representing 55.49% of the issued and outstanding shares eligible to vote.

Upon consummation of the proposed Inhibetex Therapeutics, Inc. acquisition, these approved actions will be formalized.

ITEM 6. Exhibits and Reports on Form 8-K

On March 25, 2005, the Company filed a report on Form 8-K reporting Item 1.01, Material Definitive Agreement for the acquisition of Inhibetex Therapeutics, Inc.

Exhibits:

Exhibit Number	Title	Location
3 31 32 99

Amended and Restated Articles of Incorporation

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2005 Stock Option Plan

Attached Attached Attached Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC SOILS.COM, INC.

Date: May 16, 2005

By: /s/ Ray L. Smith

Ray L. Smith

Chief Executive Officer and

Chief Financial Officer