Form 10QSB
period 2005-07-31
ORGANIC SOILS COM INC
filed 2005-09-21
CIK 1108046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 31, 2005


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                          Commission File No. 333-57946

                          INHIBITON THERAPEUTICS, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)


NEVADA                                                                88-0448626
------                                                                ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
                            -------------------------
               (Address of principal executive offices) (Zip code)

                                 (303) 796-8940
                                 --------------
               (Registrant's telephone number including area code)

                             Organic Soils.Com, Inc.
              300 East 54th Avenue, Suite 202, Anchorage, AK 99518
                                   December 31
                     --------------------------------------
                     (Former name, address and fiscal year)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding at September 19, 2005: 13,451,000

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                         (A Development Stage Company)

                         PART I - FINANCIAL INFORMATION

                         Index to Financial Statements
                                  (Unaudited)


                                                                                          Page
                                                                                          ----
Condensed Balance Sheet at July 31, 2005                                                  F-1

Condensed Statements of Operations for the three and six months ended July 31,
     2005, for the period from May 11, 2004 (Inception) through July 31, 2004,
     and for the period from from May 11, 2004 (Inception) through July 31, 2005          F-2

Condensed Statement of Changes in Shareholders' Deficit for
     the period from May 11, 2004 (Inception) through July 31, 2005                       F-3

Condensed Statements of Cash Flows for the six months ended July 31, 2005, for the period from May 11, 2004 (Inception) through July 31, 2004 and for the
     period from May 11, 2004 (Inception) through July 31, 2005                           F-4

Notes to condensed financial statements                                                   F-5

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                                 JULY 31, 2005


                                     ASSETS
Cash ............................................................     $   1,572
Prepaid expense .................................................        41,667
                                                                      ---------

               Total assets .....................................     $  43,239
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts and notes payable ..................................     $  56,308
    Accounts and notes payable,
      related party (Note 2) ....................................       310,149
    Convertible notes payable,
      net of debt issue costs of $207 ...........................       224,793
    Accrued interest payable:
      Related party (Note 2) ....................................         3,988
      Convertible notes .........................................        14,835
                                                                      ---------

               Total current liabilities ........................       610,073
                                                                      ---------

Commitments and contingencies ...................................          --

Shareholders' deficit (Note 4):
    Common stock ................................................        13,451
    Additional paid-in capital ..................................       370,130
    Deficit accumulated during the development stage ............      (950,415)
                                                                      ---------

               Total shareholders' deficit ......................      (566,834)
                                                                      ---------

               Total liabilities and shareholders' deficit ......     $  43,239
                                                                      =========

           See accompanying notes to condensed financial statements.

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      FOR THE         FOR THE
                                                                                    PERIOD FROM     PERIOD FROM
                                                                                    MAY 11, 2004    MAY 11, 2004
                                                   THREE MONTHS     SIX MONTHS      (INCEPTION)     (INCEPTION)
                                                       ENDED           ENDED          THROUGH         THROUGH
                                                      JULY 31,        JULY 31,        JULY 31,        JULY 31,
                                                        2005            2005            2004            2005
                                                    ------------    ------------    ------------    ------------
Operating costs and expenses:
    Research and development ....................   $     75,000    $    150,000    $       --      $    300,000
    Selling, general and administrative expenses
      Related party (Note 2) ....................           --            55,300            --           424,175
      Other .....................................        191,597         190,163            --           199,469
    Stock based compensation ....................           --              --              --             1,000
                                                    ------------    ------------    ------------    ------------

               Total operating costs and expenses       (266,597)       (395,463)           --          (924,644)

Interest expense ................................        (14,734)        (20,333)           --           (25,771)
                                                    ------------    ------------    ------------    ------------

               Loss before income taxes .........       (281,331)       (415,796)           --          (950,415)

Income tax provision (Note 6) ...................           --              --              --              --
                                                    ------------    ------------    ------------    ------------

               Net loss .........................   $   (281,331)   $   (415,796)   $       --      $   (950,415)
                                                    ============    ============    ============    ============

Basic and diluted loss per share ................   $      (0.02)   $      (0.04)   $       0.00
                                                    ============    ============    ============

Weighted average common shares outstanding ......     13,451,000      11,718,343            --
                                                    ============    ============    ============

           See accompanying notes to condensed financial statements.

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                         COMMON STOCK            ADDITIONAL     DURING THE
                                                   -------------------------      PAID-IN      DEVELOPMENT
                                                     SHARES      PAR VALUE        CAPITAL         STAGE          TOTAL
                                                   -----------   -----------    -----------    -----------    -----------
Balance at May 11, 2004
    Inception date .........................              --     $      --      $      --      $      --      $      --

October 2004 and January 2005,
    sale of common stock ...................   *     9,555,100         9,555        269,945           --          279,500
October 2004, issuance of common stock
    for debt issue costs ...................   *       963,000           963            (63)          --              900
December 2004, issuance of common stock
    for services ...........................   *       107,000           107            893           --            1,000
January 2005, conversion of notes payable to
    common stock ...........................   *        74,900            75            625           --              700
Net loss ...................................              --            --             --         (534,619)      (534,619)
                                                   -----------   -----------    -----------    -----------    -----------

Balance at February 1, 2005 ................   *    10,700,000        10,700        271,400       (534,619)      (252,519)

February and March 2005,
    sale of common stock (Note 3) ..........   *       428,000           428         99,572           --          100,000
Reverse acquisition of
    Organic Soils.com, Inc. (Note 3) .......         2,323,000         2,323           (842)          --            1,481

Net loss ...................................              --            --             --         (415,796)      (415,796)
                                                   -----------   -----------    -----------    -----------    -----------

Balance at July 31, 2005 ...................        13,451,000   $    13,451    $   370,130    $  (950,415)   $  (566,834)
                                                   ===========   ===========    ===========    ===========    ===========
    * Restated.  See Note 1.

           See accompanying notes to condensed financial statements.

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       FOR THE       FOR THE
                                                                     PERIOD FROM   PERIOD FROM
                                                                     MAY 11, 2004  MAY 11, 2004
                                                      SIX MONTHS     (INCEPTION)   (INCEPTION)
                                                         ENDED         THROUGH       THROUGH
                                                        JULY 31,       JULY 31,      JULY 31,
                                                          2005           2004          2005
                                                      -----------    -----------   -----------
      Net cash used in
        operating activities ......................   $  (554,123)   $      --     $  (878,396)

Cash flows from financing activities:
    Proceeds from related party, notes payable ....       251,500           --         285,000
    Proceeds from notes payable, other ............        30,000           --          30,000
    Proceeds from convertible promissory note .....          --             --         225,000
    Payments on related party, notes payable ......       (39,532)          --         (39,532)
    Proceeds from issuance of common stock ........       100,000           --         379,500
                                                      -----------    -----------   -----------
        Net cash provided by
          financing activities ....................       341,968           --         879,968
                                                      -----------    -----------   -----------

        Net change in cash and
          cash equivalents ........................      (212,155)          --           1,572

Cash and cash equivalents:
    Beginning of period ...........................       213,727           --            --
                                                      -----------    -----------   -----------

    End of period .................................   $     1,572    $      --     $     1,572
                                                      ===========    ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes ................................   $      --      $      --     $      --
                                                      ===========    ===========   ===========
      Interest ....................................   $      --      $      --     $      --
                                                      ===========    ===========   ===========

    Noncash financing transactions:
      Notes payable converted to stock ............   $      --      $      --     $       700
                                                      ===========    ===========   ===========
      Stock issued in exchange for debt issue costs   $      --      $      --     $       900
                                                      ===========    ===========   ===========


           See accompanying notes to condensed financial statements.
                                      F-4

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended January 31, 2005, notes and accounting policies thereto included in the Company's Form 8-K/A as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

REORGANIZATION

Effective May 19, 2005, Organic Soils.com, Inc. (Organic Soils.com) entered into an Agreement and Plan of Reorganization with Inhibetex Therapeutics, Inc. The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibiton Therapeutics, Inc. (the "Company"). In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock. At the closing of the Agreement, the current shareholders of Inhibetex would own approximately 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.

This acquisition was treated as a recapitalization of Inhibetex, with Organic Soils.com as the legal surviving entity. Since Organic Soils.com had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,323,000 shares of Organic Soils.com common stock for net assets of Inhibetex. Costs of the transaction were charged to the period in which they are incurred.

NOTE 2:  RELATED PARTY

At July 31, 2005, the Company owed its officers a total of $54,400 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

                          INHIBITON THERAPEUTICS, INC.
                       (FORMERLY ORGANIC SOILS.COM, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

During the six months ended July 31, 2005, the Company signed an additional promissory note payable to a trust created by the president of the Company for the benefit of his children, in exchange for $62,000 for working capital purposes. The note bears an interest rate of 8% and is due on demand. During the six months ended, $24,848 was paid back to the trust. At July 31, 2005, $69,958 remained outstanding.

During the six months ended July 31, 2005, the Company issued additional promissory notes totaling $171,000 payable to a company owned by the president for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. During the six months ended, $14,684 was paid back to the affiliate. At July 31, 2005, $156,316 remained outstanding.

During the six months ended July 31, 2005, the Company signed promissory notes totaling $18,500, payable to the president for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. At July 31, 2005, $18,500 remained outstanding.

During the six months ended July 31, 2005, the Company paid $25,000 in consulting services related to the negotiation, financial structure and valuation of the merger between the Company and Organic Soils.com, to a company owned by the principal shareholder of the Company.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $4,500 during the six months ended July 31, 2005.

NOTE 3:  INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4:  PROMISSORY NOTE

During the six months ended July 31, 2005, the Company received proceeds of $30,000, in exchange for a promissory note, for working capital purposes. The promissory note bears an interest rate of 8% per annum and is due on demand.

Item 2. Plan of Operation
-------------------------

Effective as of May 19, 2005, pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 (the "Share Exchange Agreement") by and between Organic Soils.com, Inc., a Nevada corporation (the "Company") and Inhibetex Therapeutics, Inc., a Colorado corporation ("Inhibetex"), the Company and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of the Company, and whereby Inhibetex became a wholly owned subsidiary of the Registrant (the "Share Exchange"). Contemporaneously, we changed our name to "Inhibiton Therapeutics, Inc."

Upon completion of the Share Exchange, we ceased all operations relating to our historical business and adopted the business plan of Inhibetex, which is now our wholly owned subsidiary. Inhibetex was incorporated on May 11, 2004 under the laws of the state of Colorado for the purpose of engaging in the discovery and development of novel cancer therapies. Our focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies. We are conducting our research through a Cooperative Research and Development Agreement ("CRADA") signed on September 30, 2004, with the Department of Veteran's Affairs. The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Mildred Acevedo-Duncan, who is affiliated with the University of South Florida and the Veteran's Administration.

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have paid $300,000 as of July 31, 2005.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at July 31, 2005, we will require additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.

We can make no assurance that we will be successful in raising funds for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, research and deployment of our business strategies and severely threaten our ability to operate as a going concern.

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt facilities and equity financing to insure our ability to continue our research and implement other business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in dilution of our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS. During the three and six months ended July 31, 2005, the Company did not engage in any off-balance sheet arrangements ad defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

None

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits
----------------

          Exhibits:

          Exhibit 31.1 - CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Equitex, Inc.
                                     (Registrant)

Date: September 20, 2005             By: /s/ Henry Fong
                                         ---------------------------------------
                                         Henry Fong
                                         President, Chief Executive Officer and
                                         Chief Financial Officer