Form 10QSB
period 2005-10-31
INHIBITON THERAPEUTICS, INC.
filed 2005-12-21
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7315 East Peakview Avenue
Englewood, Colorado 80111
(Address of principal executive offices) (Zip code)

(303) 796-8940
(Registrant's telephone number including area code)

Organic Soils.Com, Inc.
300 East 54th Avenue, Suite 202, Anchorage, AK 99518
December 31
(Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at December 13, 2005: 13,451,000

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page
Condensed Balance Sheet at October 31, 2005	F-1

Condensed Statements of Operations for the three and nine months ended October 31, 2005, three months ended October 31, 2004, for the period from May 11, 2004 (Inception) through October 31, 2004, and for the period from from May 11, 2004 (Inception) through October 31, 2005
F-2

Condensed Statement of Changes in Shareholders' Deficit for the period from May 11, 2004 (Inception) through October 31, 2005	F-3

Condensed Statements of Cash Flows for the nine months ended October 31, 2005, for the period from May 11, 2004 (Inception) through October 31, 2004 for the period from May 11, 2004 (Inception) through October 31, 2004 and for the period from May 11, 2004 (Inception) through October 31, 2005
F-4

Notes to condensed financial statements	F-5

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)

Condensed Balance Sheet
(Unaudited)
October 31, 2005

Assets
Cash	$691
Prepaid expense	16,667

Total assets	$17,358

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable	$66,079
Accounts and notes payable,
related party (Note 2)	418,899
Convertible notes payable	225,000
Accrued interest payable:
Related party (Note 2)	9,614
Convertible notes	19,978

Total current liabilities	739,570

Commitments and contingencies	—

Shareholders’ deficit (Note 5):
Common stock	13,451
Additional paid-in capital	370,130
Deficit accumulated during the development stage	(1,105,793)

Total shareholders' deficit	(722,212)

Total liabilities and shareholders' deficit	$17,358

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended October 31,	Three months ended October 31,	Nine months ended October 31,	For the period from May 11, 2004 (Inception) through October 31,	For the period from May 11, 2004 (Inception) through October 31,
	2005	2004	2005	2004	2005
Operating costs and expenses:
Research and development	$75,000	$75,000	$225,000	$75,000	$375,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	60,000	87,550	60,000	456,425
Other	37,152	22,190	227,315	22,190	236,621
Stock based compensation	—	—	—	—	1,000

Total operating costs and expenses	(144,402)	(157,190)	(539,865)	(157,190)	(1,069,046)

Interest expense	(10,976)	(767)	(31,309)	(767)	(36,747)

Loss before income taxes	(155,378)	(157,957)	(571,174)	(157,957)	(1,105,793)

Income tax provision (Note 3)	—	—	—	—	—

Net loss	$(155,378)	$(157,957)	$(571,174)	$(157,957)	$(1,105,793)

Basic and diluted loss per share	$(0.01)	$(78.98)	$(0.04)

Weighted average common shares outstanding	12,126,467	2,000	13,451,000

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

					Deficit
				Additional	accumulated
		Common Stock		paid-in	during the
		Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date		—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	*	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	*	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	*	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	*	74,900	75	625	—	700
Net loss		—	—	—	(534,619)	(534,619)

Balance at February 1, 2005	*	10,700,000	10,700	271,400	(534,619)	(252,519)

February and March 2005,
sale of common stock (Note 5)	*	428,000	428	99,572	—	100,000
Reverse acquisition of
Organic Soils.com, Inc. (Note 1)		2,323,000	2,323	(842)	—	1,481

Net loss		—	—	—	(571,174)	(571,174)

Balance at October 31, 2005		13,451,000	$13,451	$370,130	$(1,105,793)	$(722,212)

* Restated. See Note 1.

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended October 31,	For the period from May 11, 2004 (Inception) through Otober 31,	For the period from May 11, 2004 (Inception) through October 31,
	2005	2004	2005
Net cash used in
operating activities	$(631,504)	$(177,120)	$(955,777)

Cash flows from financing activities:
Proceeds from related party, notes payable (Note 2)	328,000	—	361,500
Proceeds from notes payable, other	30,000	—	30,000
Proceeds from convertible promissory note	—	225,000	225,000
Payments on related party, notes payable	(39,532)	—	(39,532)
Proceeds from issuance of common stock	100,000	200	379,500
Net cash provided by
financing activities	418,468	225,200	956,468

Net change in cash and
cash equivalents	(213,036)	48,080	691

Cash and cash equivalents:
Beginning of period	213,727	—	—

End of period	$691	$48,080	$691

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2005, notes and accounting policies thereto included in the Company’s Form 8-K/A as filed with the SEC.

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

Reorganization

Effective May 19, 2005, Organic Soils.com, Inc. (“Organic Soils.com”) entered into an Agreement and Plan of Reorganization with Inhibetex Therapeutics, Inc. The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibiton Therapeutics, Inc. (the “Company”). In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock. At the closing of the Agreement, the current shareholders of Inhibetex would own approximately 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.

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

Note 2: Related Party

At October 31, 2005, the Company owed its officers a total of $84,500 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the nine months ended October 31, 2005, the Company signed an additional promissory note payable to a trust created by the president of the Company for the benefit of his children, in exchange for $62,000 for working capital purposes. The note bears interest rate of 8% and is due on demand. During the nine months ended, $24,848 was paid back to the trust. At October 31, 2005, $69,958 remained outstanding.

During the nine months ended October 31, 2005, the Company signed additional promissory notes totaling $171,500 payable to a company owned by the president for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. During the nine months ended, $14,684 was paid back to the affiliate. At October 31, 2005, $156,816 remained outstanding.

During the nine months ended October 31, 2005, the Company signed promissory notes totaling $94,500, payable to the president for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. At October 31, 2005, $94,500 remained outstanding.

During the nine months ended October 31, 2005, the Company paid $25,000 in consulting services related to the negotiation, financial structure and valuation of the merger between the Company and Organic Soils.com, to a company owned by the principal shareholder of the Company.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $6,750 during the nine months ended October 31, 2005. At October 31, 2005, the Company owed an affiliate a total of $ 13,125 for rent of office space.

Note 3: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 4: Promissory Note

During the nine months ended October 31, 2005, the Company received proceeds of $30,000, in exchange for a promissory note, for working capital purposes. The promissory note bears an interest rate of 8% per annum and is due on demand.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5: Capital Stock

During the nine months ended October 31, 2005 the Company sold 428,000 shares of common stock with gross proceeds of $100,000. The shares were not registered pursuant to the Securities Act of 1933 (the “Act”), as amended. These shares were offered pursuant to an exemption from registration requirements of the Act.

Item 2. Plan of Operation

Effective as of May 19, 2005, pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 (the “Share Exchange Agreement”) by and between Organic Soils.com, Inc., a Nevada corporation (the “Company”) and Inhibetex Therapeutics, Inc., a Colorado corporation (“Inhibetex”), the Company and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of the Company, and whereby Inhibetex became a wholly owned subsidiary of the Registrant (the “Share Exchange”). Contemporaneously, we changed our name to “Inhibiton Therapeutics, Inc.”

Upon completion of the Share Exchange, we ceased all operations relating to our historical business and adopted the business plan of Inhibetex, which is now our wholly owned subsidiary. Inhibetex was incorporated on May 11, 2004 under the laws of the state of Colorado for the purpose of engaging in the discovery and development of novel cancer therapies. Our focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies. We are conducting our research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs. The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Mildred Acevedo-Duncan, who is affiliated with the University of South Florida and the Veteran’s Administration.

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have paid $375,000 as of October 31, 2005.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at October 31, 2005, we will require additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.

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

Off-Balance Sheet Arrangements. During the three and nine months ended October 31, 2005, the Company did not engage in any off-balance sheet arrangements ad defined in Item 303(c) of the SEC’s Regulation S-B.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 15, 2005	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and
Chief Financial Officer