Form 10KSB
period 2006-01-31
INHIBITON THERAPEUTICS, INC.
filed 2006-05-16
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JANUARY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____ .

Commission File Number 333-57946

INHIBITON THERAPEUTICS, INC.
(Name of small business issuer in its charter)

NEVADA	88-0448626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (303) 796-8940

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes   ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒No

Issuer’s revenue for its most recent fiscal year: $0

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of May 1, 2006, was $11,754,467, based on the last sale price of the issuers common stock ($2.30 per share) as reported by the OTC Bulletin Board.

The Registrant had 13,451,000 shares of common stock outstanding as of May 15, 2006.

Documents incorporated by reference: None

INHIBITON THERAPEUTICS, INC.
FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Historical Development

We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc.

Pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 (the “Share Exchange Agreement”), by and between Organic Soils.com, Inc. and Inhibetex Therapeutics, Inc., a Colorado corporation (“Inhibetex”), Organic Soils.com, Inc. and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of Organic Soils.com, Inc., and whereby Inhibetex became a wholly owned subsidiary of Organic Soils.com, Inc. (the “Share Exchange”). The Share Exchange was effective as of May 19, 2005, upon the completed filing of Articles of Exchange with the Nevada Secretary of State and a Statement of Share Exchange with the Colorado Secretary of State (collectively, the “Articles of Exchange,” and together with the Share Exchange Agreement, the “Plan of Exchange”). Contemporaneously with the effectiveness of the Articles of Exchange with the Nevada Secretary of State on May 19, 2005, we changed our name to Inhibiton Therapeutics, Inc. (the “Registrant” or the “Company”).

Immediately prior to the effective time of the Share Exchange, Inhibetex had outstanding 104,000 shares of its common stock (“Inhibetex Common Stock”) and no shares of preferred stock. In accordance with the Plan of Exchange, each share of Inhibetex Common Stock was acquired by the Company in exchange for one hundred seven (107) shares of the Company’s common stock, par value $.01 per share (“Common Stock”). Inhibetex also had outstanding convertible debt securities, the outstanding principal and accrued and unpaid interest of which were convertible into shares of Inhibetex Common Stock at a price per share equal to 75% of the average closing price of Inhibitex Common Stock for the first 30 days immediately following the date Inhibetex began trading as a public company. As a result of the Plan of Exchange, these convertible debt securities were exchanged for like convertible securities of the Company, whereby the outstanding principal and interest on such securities are convertible into shares of Common Stock at $3.39 per share, which is equal to 75% of the average closing price of the Common Stock for the first 30 days immediately following the date the Plan of Exchange was effective (the “Effective Date”). Accordingly, after giving effect to the Share Exchange, the Registrant had 13,451,000 shares of Common Stock outstanding, and convertible debt securities outstanding which are convertible into 66,372 shares of Common Stock. As a result of the Share Exchange, immediately following the Share Exchange, the former Inhibetex shareholders together held approximately 82.7% of the Registrant’s outstanding voting power, excluding the outstanding convertible debt. Accordingly, the Share Exchange constituted a change of control of the Registrant.

Upon completion of the Share Exchange, the Registrant ceased all operations relating to the business of Organic Soils.com and adopted the business plan of Inhibetex, which is now a wholly owned subsidiary of the Registrant.

(b) Business of Issuer

We are a nominally capitalized development stage company. Inhibetex was incorporated on May 11, 2004 under the laws of the state of Colorado for the purpose of engaging in the discovery and development of novel cancer therapies. The Company’s focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies. These new drugs identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply. Targeted drugs are different from standard chemotherapy that destroys both healthy and diseased cells. The destruction of healthy cells produces side effects such as hair loss, nausea and decreased immune response. In contrast, targeted drugs, also known as "smart" or "designer" drugs, take advantage of the cell structure, the molecular changes found in cancer cells, and how these changes affect the behavior of the cells. In these instances, side effects are minimal.

The Company is conducting its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs. The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Mildred Acevedo-Duncan, who is affiliated with the University of South Florida and the Veteran’s Administration. The CRADA will have the final objective of developing therapeutic reagents to consist of a PKC-iota inhibitor to prevent cancer cell proliferation. The CRADA agreements are a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories' developments and expertise should be made accessible to private industry, state and local governments. It has been further stated that one of the main purposes of this act is to improve the economic, environmental and social well being of the United States by stimulating the utilization of federally funded technology developments by the entities involved. Under the terms of the CRADA, the Company will have the right to commercialize any inventions resulting from this research.

One of the advantages of the CRADA agreement is the relatively low cost facilities provided including laboratories, centrifuges, microscopes, incubators, hoods, cold room, offices, and computers, along with the availability of graduate student personnel to perform research at costs significantly below that of commercial laboratories.

The immediate objective of the CRADA is to first develop a mechanism to establish how PKC-beta II and PKC-iota directly or indirectly activate the enzyme CAK. Additionally, work pursuant to the CRADA will seek to determine how glioma (brain cancer) protein kinase C ("PKC": an enzyme) regulates cell proliferation. PKC is a family of fourteen enzymes that put a phosphate on proteins to regulate their functions. The rationale for interest in PKC is that it has been implicated in cellular malignancy in numerous studies. Cells infected with PKC-cDNA acquire characteristics usually attributed to malignant cells. Our research is attempting to show that synthesis of a PKC inhibitor would allow the use of a compound as a chemotherapeutic agent alone, or in combination with radiation, to inhibit cancer cell proliferation.

This research seeks to provide insight into the genesis of cancer and malignant tumors of the central nervous system, which are the most devastating in children and the elderly. Statistics from the American Brain Tumor Association state that brain and spinal tumors are the second most frequent malignancy of childhood (leukemias are first) with approximately 2,200 children diagnosed with brain tumors annually. According to the National Cancer Institute and American Cancer Society, it is estimated that approximately 1.4 million Americans were diagnosed with cancer in 2004 and since 1990 more than 18 million new cancer cases have been diagnosed. The National Institutes of Health estimates that the overall cost of cancer in the year 2003 was $189.5 billion including direct medical treatment and lost productivity. The Central Brain Tumor Registry of the United States estimates that in the next twelve months approximately 100,000 people will be diagnosed with brain cancer with a five-year statistical survival rate of only 25.6%.

Progress toward resolution of the role of PKC in cancer cell proliferation and angiogenesis (the growth of new blood vessels) will be a key factor in the formulation of potential strategies and therapies for cancer intervention. Information on this research may also provide a fundamental understanding of the mechanisms of cell regulation that can be applied to other types of cancer. In addition to brain cancer, Dr. Acevedo-Duncan is also investigating whether PKC affects other types of cancer including prostate cancer, pancreatic cancer, and melanoma.

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and the Company expensed $300,000 for research and development costs in the fiscal year ended January 31, 2006 and $150,000 in the year ended January 31, 2005. Presently, in addition to Dr. Acevedo-Duncan, there are five full-time researchers and seven collaborative researchers in the areas of organic chemistry, physics, drug discovery, biochemistry and molecular biology from three other institutions working on the CRADA research. Under the terms of the CRADA, Inhibetex will have the right to commercialize any inventions resulting from this research.

Dr. Acevedo-Duncan holds a BA, MA and PhD from the University of California, Riverside, and completed post doctoral studies at the University of Florida. Dr. Duncan has been a research biologist at the VA Medical Center in Tampa, Florida since 1991 and is a member of the HL Moffitt Cancer Center and Research Institute in Tampa, Florida. She has conducted research in this area for over ten years.

COMPETITION

The development and commercialization for new products to treat cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies if we are successful in identifying potential therapies. Many of our competitors have substantially more resources than the Company, including both financial and technical. These companies also have significantly greater experience and resources than the Company in preclinical and clinical development, manufacturing, regulatory, and global commercialization if those become factors for us. The Company is also competing with academic institutions, governmental agencies and private organizations worldwide that are conducting research in the field of cancer.

GOVERNMENT REGULATION

The research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of pharmaceutical products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the U.S. Federal Drug Administration (“FDA”) regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Should we be successful in identifying and developing potential therapies, failure to comply with the applicable U.S. regulations may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

RESEARCH AND DEVELOPMENT

Pursuant to the CRADA agreement, we have spent $450,000 on research and development costs during the past two years including $300,000 expensed in the fiscal year ended January 31, 2006 and $150,000 expensed in fiscal year ended January 31, 2005. All of these costs were borne by us.

EMPLOYEES

We currently have no employees. We do, however, have personnel supporting our research and development activities through the CRADA as described above including five full-time researchers and seven collaborative researchers. Our officers and director devote only such time to our business as is necessary to conduct the operations of the company.

RISK FACTORS

In General

The purchase of shares of the Registrant’s common stock is very speculative and involves a very high degree of risk. An investment in the Registrant is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of the Registrant.

The market price of our common stock may fluctuate significantly.

The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	quarterly variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in our industry; and
•	general market conditions and other factors, including factors unrelated to our own operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares. You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

Because we gained access to the public markets through the Registrant pursuant to a share exchange, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we gained access to the public markets through a share exchange. Security analysts of major brokerage firms may not cover us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Trading of our common stock is limited.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” it will be more difficult for you to sell shares of our common stock.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions. Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

Risks Related to Our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for any product candidates developed from our research, we will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete our research or fund necessary pre-clinical or clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities should our research be successful. In addition, we could be forced to discontinue product development. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed in developing and commercializing one or more products, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue to undertake research and development of potential novel cancer therapies.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

We have a limited operating history upon which to base an investment decision.

Inhibetex is a development-stage company that was founded in 2004. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product. The successful commercialization of any product developed through our research will require us to perform a variety of functions, including:

• continuing to undertake research and development upon the commencement of pre-clinical development and clinical trials if warranted by our research;
• participating in regulatory approval processes;
• formulating and manufacturing products; and
• conducting sales and marketing activities.

Our operations have been limited to organizing our company, acquiring and securing our proprietary technology and undertaking, through third parties, research and development of potential cancer therapies. These operations provide a limited basis for you to assess our ability to commercialize any product candidates and the advisability of investing in our securities.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidates.

We will need FDA approval to commercialize any product candidates in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize any product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and any clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

• delay commercialization of, and the ability to derive product revenues from, any product candidates;
• impose costly procedures on us; and
• diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of any New Drug Applications (NDAs). We cannot be sure that we will ever obtain regulatory clearance for any product candidate. Failure to obtain FDA approval of any product candidates will severely undermine our business by reducing our number of salable products and, therefore, corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize any product candidate for sale outside the United States.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that once commenced, clinical trials of product candidates takes at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

• unforeseen safety issues;
• determination of dosing issues;
• lack of effectiveness during clinical trials;
• slower than expected rates of patient recruitment;
• inability to monitor patients adequately during or after treatment; and
• inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. Additionally, even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Ultimately, the clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, possibly causing us to abandon a product candidate and may delay development of other product candidates.

Our drug-development program depends upon third-party researchers who are outside our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our research and development under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies pursuing different but related fields represent substantial competition. Many of these organizations have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability, and the abilities of any licensors we engage, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as any licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we will rely on trade secret protection and confidentiality agreements. To this end and to the extent possible, we intend to require all of our employees and consultants to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our product candidates;
•	pay damages; or
• defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We will face intense competition for qualified individuals, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We pay $750 per month for use of office space and the occasional use of fax machines, copy machines and other office equipment.

ITEM 3. LEGAL PROCEEDINGS.

Our company is not a party in to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No items were submitted to our security holders during the fourth quarter ended January 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “IHBT”) may be obtained from the OTC Bulletin Board (“OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company’s common stock.

	Bid Price
	High	Low
Fiscal year ended January 31, 2006
Quarter ended January 31, 2006	$3.79	$2.25
Quarter ended October 31, 2005	$4.25	$2.25
Quarter ended July 31, 2005	$4.65	$3.50
Quarter ended April 30, 2005	$4.00	$2.00

Fiscal year ended January 31, 2006
Quarter ended January 31, 2005	$4.00	$0.00
Quarter ended October 31, 2004*	$0.00	$0.00
Quarter ended July 31, 2004*	$0.00	$0.00
Quarter ended April 30, 2004*	$0.00	$0.00
_______
* No shares of common stock were traded in the periods prior to January 31, 2005.

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of May 1, 2006, was 104 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2005, including options available for future issuance under our 2005 Stock Option Plan approved by our security holders on March 31, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	1,950,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	1,950,000

Recent Sales of Unregistered Equity Securities

The Company has not issued any unregistered equity securities that were not previously reported via Form 10-QSB or Form 8-K.

ITEM 6. PLAN OF OPERATION.

This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the securities and exchange commission in its rules including section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, regulations and releases, which represent the company's expectations or beliefs, including but not limited to, statements concerning the company's operations, economic performance, financial condition, growth and acquisition strategies, off-balance sheet arrangements, and future operational plans including plans for the potential commercialization of alternative cancer therapies, for this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the company's control, and actual results may differ materially depending on the variety of important factors, including uncertainty related to the company's operations, mergers or acquisitions, governmental regulation, the value of the company's assets and any other factors discussed in this and other company filings with the securities and exchange commission.

General:

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

The independent auditors’ report on our financial statements as of January 31, 2006, and for each of the period ended January 31, 2005, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

(a)  Plan of operation

Upon completion of the Share Exchange, we ceased all operations relating to the business of Organic Soils.com and adopted the business plan of Inhibetex, which is now our wholly owned subsidiary. Our focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies. We are conducting our research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs.

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed $450,000 in research and development expense during the prior two fiscal years.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at January 31, 2006, we will require at least $400,000 of additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, research and deployment of our business strategies and severely threaten our ability to operate as a going concern.

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

(c) Off-Balance Sheet Arrangements

During the fiscal years ended January 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2005, our Board of Directors appointed the registered independent public accounting firm of Cordovano and Honeck, LLP as independent accountants for the Company for the fiscal year ending January 31, 2006. Cordovano and Honeck served as auditor to Inhibetex prior to its merger with Inhibiton.

Hawkins Accounting was dismissed effective July 28, 2004, and notified of their dismissal on August 2, 2004. The decision to dismiss Hawkins accounting was made by our board of directors.

During the fiscal year ended December 31, 2004, and interim periods subsequent to December 31, 2004, there were no disagreements with Hawkins Accounting on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Hawkins Accounting’s report on the financial statements for the year ended December 31, 2004, contained an opinion raising substantial doubt about our ability to continue as a going concern. With the exception of the foregoing, the report of Hawkins Accounting contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years through July 28, 2005, we had not consulted with Cordovano and Honeck, P.C. regarding either (i) the application of accounting principles to a specific transaction, either contemplated or proposed; or the type of audit opinion that might be rendered on our financial statements and neither a written report was provided to us nor oral advice was provided that Cordovano and Honeck concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)

of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

On November 17, 2004, Weinberg & Company, P.A., resigned from its position as the Company’s independent accountants. Our board of directors holding office at that time participated in and approved the decision to change independent accountants.

On December 17, 2004, the board of directors appointed the registered independent public accounting firm of Hawkins Accounting as independent accountants for the Company for the fiscal year then ending December 31, 2004.

During the fiscal year ended December 31, 2003, and interim periods subsequent to December 31, 2003, there were no disagreements with Weinberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

Weinberg & Company, P.A.’s report on the financial statements for the year ended December 31, 2003, contained an opinion raising substantial doubt about our ability to continue as a going concern. With the exception of the foregoing, the report of Weinberg & Company, P.A.contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company consulted Hawkins Accounting during the two most recent fiscal years prior to the appointment of Hawkins Accounting regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the Organic Soils' financial statements, and written reports and oral advise was provided to the Company by concluding there was an important factor to be considered by Organic Soils in reaching a decision as to an accounting, auditing or financial issue. In the past two years prior to the appointment of Hawkins Accounting, the Company had not consulted Hawkins Accounting on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

As clarification, Hawkins Accounting was the Company's auditor prior to year ended December 31, 2003. Hawkin Accounting then became associated with Weinberg & Company, P.A. Hawkins Accounting discontinued his association with Weinberg when his application to the PCAOB was approved.

ITEM 8A. CONTROLS AND PROCEDURES.

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report.

As part of that review, the Company determined that it had incorrectly accounted for the conversion feature of its convertible promissory notes during the quarter ended July 31, 2005. As a consequence, the Company intends to restate its financial statements for the quarters ended July 31, 2005 and October 31, 2005, to properly account for the conversion feature of the notes.

As a small development stage company, we have limited Company resources devoted to financial reporting. The Company is currently evaluating its accounting resources needed to accommodate future non-routine, accounting issues of this nature and based on that review and evaluation, will take corrective measures as deemed necessary.

During the quarter ended January 31, 2006, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER ITEMS.

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics is filed as Exhibit 99.1 to this Annual Report on Form 10-KSB.

(a) Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	70	President, Chief Executive Officer, Chief Accounting Officer and Director	May 2005

Thomas B. Olson	40	Secretary	May 2005

The following is a brief biography of our officers and directors.

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004. Mr. Fong has also been the president, treasurer and a director of Equitex, Inc., a publicly traded alternative energy company, since its inception in 1983. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.) since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In

March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004. Mr. Olson has also been the secretary of Equitex, Inc., a publicly traded alternative energy company, since January 1988 and has been a director of Equitex’s subsidiary Chex Services, Inc. since May 2002. Since March 2002, Mr. Olson has been the secretary of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.), a publicly traded manufacturer and distributor of gaming equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b) Significant Employees

Not applicable.

(c) Family Relationships

None

(d) Involvement in Certain Legal Proceedings

Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

Beginning October 1, 2003, our president and secretary each receive a management fee of $8,000 and $2,000 per month, respectively. Of the amounts set forth below, $99,500 remains accrued but unpaid to Mr. Fong and $15,000 remains accrued but unpaid to Mr. Olson.

The following table summarizes the compensation accrued to our executive officers for the years ended January 31, 2006 and 2005.

(b) Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus($)	Other Annual Compensation($)	Long-Term Compensation Option/SARs ($)	All Other compensation ($)
Henry Fong President/Director	2006 2005	96,000 72,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Thomas B. Olson Secretary/Treasurer	2006 2005	24,000 18,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(c)  Option/SAR grants table

Not Applicable.

(d)  Aggregated option/SAR exercises and fiscal year-end option table

Not Applicable.

(e)  Long-term incentive plan (“LTIP”) awards table

Not Applicable.

(f)  Compensation of directors

Our sole director received no compensation specifically for his services as director of the Company during the years ended January 31, 2006 or 2005. Mr. Fong did receive $96,000 and $72,000 in management fees for his service as an officer of the Company in the years ended January 31, 2006 and 2005, respectively.

(g)  Employment contracts and termination of employment and change-in-control arrangements

Not applicable.

(h)  Report on repricing of options/SARs

Not Applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of May 1, 2006 (1) each person known by the Registrant to beneficially own 5% or more of the Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of the Registrant’s directors and (4) all of the Registrant’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
Henry Fong 7315 East Peakview Avenue Englewood, CO 80111	3,120,000 (1)	23.2%
Thomas B. Olson 7315 East Peakview Avenue Englewood, CO 80111	296,400 (2)	2.2%
All Executive Officers and Directors as a Group (2 persons)	3,416,400	25.4%
Gulfstream Financial Partners, LLC 7315 East Peakview Avenue Englewood, CO 80111	3,120,000	23.2%
Wayne Mills 1615 Northridge Drive Medina, MN 55391	1,694,238 (3)	12.6%
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391	963,000(4)	7.2%
__________
(1) Includes 3,120,000 shares held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the President and sole stockholder.
(2) Includes 296,000 shares held by the Thomas B. and Kimberly A. Olson JTWROS.
(3) Includes (a) 588,500 shares held by Blake Capital Partners, of which Mr. Mills is the sole member, (b) 255,730 shares held by Blake Advisors, LLC, of which Mr. Mills is the sole member, and 250,059 shares held by Tamara Kottom Mills, the wife of Mr. Mills.
(4) Based on Schedule 13-G filed with the Securities and Exchange Commission on January 27, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We pay $750 per month for use of office space and the occasional use of fax machines, copy machines and other office equipment.

During the year ended January 31, 2006, the Company borrowed a total of $322,000 from our president and a corporation in which our president is a principal and sole stockholder. We issued promissory notes that are payable on demand and have in interest rate of 8% per annum. A total of $54,099 was paid on these notes during these notes during the year ended January 31, 2006 leaving an unpaid principal balance at year end of $267,901.

During the year ended January 31, 2006, we paid a total of $47,500 in consulting fees related to the negotiation, financial structure and valuation of the Share Exchange Agreement to a company owned by a principal stockholder of the Company.

ITEM 13. EXHIBITS

Exhibits

2.1
Agreement and Plan of Reorganization by and between the Registrant and Inhibetex Therapeutics, Inc. dated March 24, 2005 (incorporated by reference to Exhibit No. 1 of Registrant’s Current Report on Form 8-K filed on March 29, 2005).

2.2
Articles of Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Nevada Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).

2.3
Statement of Share Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Colorado Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).

3.1
Amended and Restated Articles of Incorporation of Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) filed with the Nevada Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Code of Ethics (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As explained more fully in Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure above, on July 28, 2005, our board of directors approved the dismissal of Hawkins Accounting and approved the engagement of Cordovano and Honeck, LLP as our certifying accountant for the fiscal year ended January 31, 2006.

Audit Fees

Fees for audit services billed in fiscal years ended January 31, 2006 and 2005 totaling $6,000 for fiscal year ended 2006, and $9,000 for the fiscal year ended 2005, consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2006 and $575 for fiscal year ended 2005 consisting of tax preparation.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result the sole member of our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: May 16, 2006	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2006	/s/ Henry Fong
Henry Fong
Director

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)

Financial Statements

January 31, 2006

(with Report of Independent Registered Public Accounting Firm Thereon)

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at January 31, 2006	F-3

Statement of Operations for the year ended January 31, 2006, the period from May 11, 2004 (Inception) to January 31, 2005,
and from May 11, 2004 (Inception) through January 31, 2006	F-4

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through January 31, 2006	F-5

Statement of Cash Flows for the year ended January 31, 2006, the period from May 11, 2004 (Inception) to January 31, 2005,
and from May 11, 2004 (Inception) through January 31, 2006	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Inhibition Therapeutics, Inc.

We have audited the accompanying balance sheet of Inhibition Therapeutics, Inc. as of January 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2006, the period from May 11, 2004 (Inception) through January 31, 2005, and the period from May 11, 2004 (Inception) through January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inhibition Therapeutics, Inc. as of January 31, 2006, and the results of its operations and its cash flows for the year ended January 31, 2006, the period from May 11, 2004 (Inception) through January 31, 2005, and the period from May 11, 2004 (Inception) through January 31, 2006, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues at January 31, 2006, has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CORDOVANO AND HONECK, LLP
Cordovano and Honeck, LLP
Englewood, Colorado
May 11, 2006

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Balance Sheet
January 31, 2006

Assets
Cash	$747

Total assets	$747

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$129,875
Accounts payable, other	58,945
Notes payable, related party (Note 2)	381,559
Notes payable, other (Note 3)	30,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	11,813
Notes payable, other (Note 3)	2,117
Convertible notes (Note 3)	23,003

Total current liabilities	732,437

Commitments and contingencies (Note 5)	—

Shareholders’ deficit (Note 4):
Preferred stock, $.01 par value. 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value. 50,000,000 shares authorized,
13,451,000 shares issued and outstanding	13,451
Additional paid-in capital	323,793
Deficit accumulated during the development stage	(1,198,809)

Total shareholders' deficit	(861,565)

Total liabilities and shareholders' deficit	$(129,128)

See accompanying notes to financial statements.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Statements of Operations

		May 11, 2004	May 11, 2004
	For the Year	(Inception)	(Inception)
	Ended	Through	Through
	January 31,	January 31,	January 31,
	2006	2005	2006
Operating costs and expenses:
Research and development (Note 5)	$300,000	$150,000	$450,000
Selling, general and administrative expenses
Related party (Note 2)	155,800	368,875	524,675
Other (net of stock based compensation)	171,436	9,306	180,742
Stock based compensation (Note 4)	—	1,000	1,000

Total operating costs and expenses	(627,236)	(529,181)	(1,156,417)

Interest income (Note 3)	80,183	—	80,183
Interest expense (Notes 2, 3)	(117,137)	(5,438)	(122,575)

Loss before income taxes	(664,190)	(534,619)	(1,198,809)

Income tax provision (Note 6)	—	—	—

Net loss	$(664,190)	$(534,619)	$(1,198,809)

Basic and diluted loss per share	$(0.05)	$(0.21)

Weighted average common shares outstanding	12,133,362	2,583,456

See accompanying notes to financial statements.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock (Note 4)	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs (Note 3)	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services (Note 4)	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock (Note 2)	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock (Note 4)	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	$13,451	$323,793	$(1,198,809)	$(861,565)

See accompanying notes to financial statements.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Statements of Cash Flows

		May 11, 2004	May 11, 2004
	For the Year	(Inception)	(Inception)
	Ended	Through	Through
	January 31,	January 31,	January 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(664,190)	$(534,619)	$(1,198,809)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	1,000	1,000
Changes in operating assets and liabilities:
Prepaid expense	16,667	(16,667)	—
Accounts payable	58,945	—	58,945
Related party payables (Note 2)	(91,000)	220,875	129,875
Accrued expenses	31,795	5,138	36,933
Net cash used in
operating activities	(647,783)	(324,273)	(972,056)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc	(44,856)	—	(44,856)
Net cash used in
investing activities	(44,856)	—	(44,856)

Cash flows from financing activities:
Proceeds from related party notes payable, net	349,659	33,500	383,159
Proceeds from notes payable, other	30,000	—	30,000
Proceeds from convertible promissory note	—	225,000	225,000
Proceeds from issuance of common stock	100,000	279,500	379,500
Net cash provided by
financing activities	479,659	538,000	1,017,659

Net change in cash and
cash equivalents	(212,980)	213,727	747

Cash and cash equivalents:
Beginning of period	213,727	—	—

End of period	$747	$213,727	$747

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$36,954	$5,438	$42,392

Noncash financing transactions:
Notes payable converted to stock	$—	$700	$700
Stock issued in exchange for debt issue costs	$—	$900	$900

See accompanying notes to financial statements.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Inhibition Therapeutics, Inc., formerly known as Inhibetex Therapeutics, Inc., (the “Company”) was incorporated on May 11, 2004 under the laws of the state of Colorado for the purpose of engaging in the discovery and development of novel cancer therapies. The Company’s focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies. These new drugs identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply.

The Company is conducting its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs. The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Acevedo-Duncan. The CRADA will have the final objective of developing therapeutic reagents to prevent cancer cell proliferation. The CRADA agreement is a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments. Under the terms of the CRADA, the Company will have the right to commercialize any inventions resulting from this research.

Reverse Merger

Effective May 19, 2005, the Company entered into an Agreement and Plan of Reorganization with Organic Soils.com, Inc. (“Organic Soils.com”). The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibition Therapeutics, Inc. (the “Company”). In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock. At the closing of the Agreement, the current shareholders of Inhibetex would own approximately 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.

This acquisition was treated as a recapitalization of Inhibetex, with Organic Soils.com as the legal surviving entity. Since Organic Soils.com had, prior to recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,323,000 shares of Organic Soils.com common stock for the net assets of Inhibetex. Additionally, Inhibition Therapeutics, Inc. assumed and paid accrued liabilities and expenses in the amount of $44,856 in accordance with the Agreement.

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history. The Company’s future success will be dependent upon the results of the research and development conducted through the CRADA and its ability to commercialize any inventions resulting from this research.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenue, has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to raise capital through equity offerings and debt borrowings to meet its obligations on a timely basis and ultimately to attain profitability.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

Development Stage

Prior to its reverse merger on May 11, 2004, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The $1,198,809 loss recognized by the Company from May 11, 2004 through January 31, 2006, is included in the accompanying financial statements as “deficit accumulated during development stage”.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at January 31, 2006 were $-0-.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance for net deferred taxes is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company’s stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. As of January 31, 2006, the Company currently has no outstanding stock options or warrants.

Research and Development

Research and development costs are expensed as incurred. During the year ended January 31, 2006 and from May 11, 2004 (inception) through January 31, 2005, the Company incurred $300,000 and $150,000 in research and development costs, respectively.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At January 31, 2006, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At January 31, 2006 and 2005, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS 153, “Exchanges of Non-Monetary Assets,” an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The Company does not expect the provisions of SFAS 153 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard will have a significant effect on the Company’s financial statements if management continues to issue equity instruments in exchange for employee services. In addition, the Company will be required to record the fair value of compensation costs for services performed after January 1, 2006 to meet the vesting requirements of equity awards granted prior to the SFAS 123R effective date.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(2)  Related Party Transactions

At January 31, 2006, the Company owed its officers a total of $114,500 for management services. The Board of Directors has estimated the value of management services at the monthly rates of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market. During the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, the Company incurred $120,000 and $90,000, respectively, in management services.

During January 2005, the Company signed promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $33,500. At January 31, 2005, $700 was converted to 700 shares (74,900 shares post-merger) of common stock, in which $694 was applied to principal and the remaining was applied to interest. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash. During the year ended January 31, 2006, the Company signed additional promissory notes payable to the trust in exchange for $139,200. During the year ended January 31, 2006, $58,348 was repaid. The Company has notes payable in the amount of $113,658 and accrued interest payable in the amount of $4,643 due to the trust at January 31, 2006. The notes bear interest rate of 8% and are due on demand.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

During the year ended January 31, 2006, the Company signed promissory notes totaling $174,000 payable to a company owned by the president. The promissory notes have an interest rate of 8% per annum and are due on demand. During the year, the Company repaid $24,078. At January 31, 2006, $149,922 in principal and $5,920 in accrued interest remained outstanding.

During the year ended January 31, 2006, the Company signed promissory notes totaling $148,000 payable to the president. The promissory notes have an interest rate of 8% per annum and are due on demand. During the year, the Company repaid $30,021. At January 31, 2006, $117,979 in principal and $1,250 in accrued interest remained outstanding.

During the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, the Company paid $25,000 and $22,500, respectively, in consulting services related to the negotiation, financial structure and valuation of the merger between the Company and Organic Soils.com, to a company owned by a principal shareholder of the Company.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $9,000 and $6,375 for the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, respectively. At January 31, 2006, a balance of $15,375 remained unpaid and outstanding.

(3)  Promissory Notes

Convertible Promissory Notes

In September and October 2004, the Company entered into agreements to borrow an aggregate principal amount of $225,000 and to issue to the lenders secured convertible promissory notes.

Each note carried an interest rate of 8% per annum. Principal and accrued interest was due in October and November 2005, thirteen months from the date the promissory notes were issued. At the option of the lender, the principal and accrued interest was convertible, in whole or in part, into $0.01 par value common stock of the Company at 75% of the average closing price of the common stock for the first thirty days immediately following the date the Company began trading as a public company (May 19, 2005) or $3.38 per share.

The Company bifurcated and separately valued the conversion option from the debt instrument utilizing the Black-Scholes valuation model. The total estimated fair value of the conversion option at the dates the notes were issued (September and October 2004) was determined to be approximately $80,000 and has been accounted for as a derivative liability and a discount to the debt.

From the date of note issuance through June 20, 2005, the changes in the fair value of the derivative liability were calculated. The amortization of the debt discount was calculated for each period. On June 20, 2005, the number of shares into which the notes were convertible was fixed and determinable, and the notes were therefore determined to be conventional as of that date. Therefore, on June 20, 2005, the derivative liability was adjusted to $0, and the change in fair value was recorded as a credit to interest income.

Notes payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note. The promissory note bears an interest rate of 8% per annum and is due on demand. Accrued interest on the note totaled $2,117 at January 31, 2006.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

(4)  Capital Stock
The Company offered shares of its common stock during the period from May 11, 2004 (inception) through January 31, 2006. The shares were not registered pursuant to the Securities Act of 1933 (the “Act”), as amended. These shares were offered pursuant to an exemption from registration requirements of the Act. During the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, the Company sold 428,000 (post-merger) and 89,300 (9,555,100 post-merger) shares of common stock for gross proceeds of $100,000 and $279,500, respectively.

On December 2004, the Company issued 1,000 (107,000 post-merger) shares of its par value common stock to a consultant for services performed. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash. The Company has recorded stock based compensation expense in the amount of $1,000 in the accompanying financial statements.

(5)  Commitments and Contingencies

On September 30, 2004, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the VA Medical Center, Tampa FL, a laboratory of Department of Veterans Affairs with the purpose of providing funds for the VA’s final objective of developing therapeutic reagents to inhibit cancer cell proliferation. In exchange, the Company will receive exclusive option to elect an exclusive or partially exclusive license to commercialize any subject invention. The Company signed a separate gift agreement (the “Agreement”) with James E. Haley Veterans Research and Education Foundation, Inc. (“JHVREF”), whose purpose is to administer funding in accordance with the VHA Handbook on Research Business Operations.

Under the Agreement, the Company agreed to contribute $75,000 to JHVREF on a quarterly basis for three years. Such contributions commenced on September 30, 2004 and will continue on the first day of each calendar quarter until the total sum of $900,000 is paid at the end of the three-year term. JHVREF has full legal ownership of the gifts immediately upon receipt as well as ultimate control over all distribution and use of the funds, subject to the terms and conditions of the Agreement. The Company has the right and authority to terminate the Agreement upon written notice and thereby be released only from its commitments to make any future gifts that remain to be paid.

The following is a schedule of future minimum payments required under the gift agreement:

Years ending January 31,
2007	300,000
2008	150,000
$450,000

The Company incurred $300,000 and $150,000 in research and development cost during the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, respectively.

(6)  Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended January 31, 2006 and for the period from May 11, 2004, (inception) through January 31, 2005:

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

	For the year ended January 31,	For the period from May 11, 2004 (Inception) through January 31,
	2006	2005

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	3.06%
Net operating loss for which no tax
benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

At January 31, 2006, deferred tax assets consisted of a net tax asset of $441,866, due to operating loss carryforwards of $1,198,809, which was fully allowed for, in the valuation allowance of $441,866. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance during the year ended January 31, 2006 was $246,121. The net operating loss carryforward expires through the year 2026.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.