Form 10QSB
period 2006-04-30
INHIBITON THERAPEUTICS, INC.
filed 2006-06-19
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at June 12, 2006: 13,451,000

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheet at April 30, 2006	F-2

Statement of Operations for the three months ended April 30, 2006, three months ended April 30, 2005, and from May 11, 2004 (Inception)
through April 30, 2006	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through April 30, 2006	F-4

Statement of Cash Flows for the three months ended April 30, 2006, three months ended April 30, 2005, and from May 11, 2004 (Inception)
through April 30, 2006	F-5

Notes to Financial Statements	F-6

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Balance Sheet (Unaudited) April 30, 2006

Assets
Cash	$300

Total assets	$300

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$162,125
Accounts payable, other	75,404
Notes payable, related party (Note 2)	447,842
Notes payable, other	30,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	11,813
Notes payable, other	2,117
Convertible notes (Note 3)	34,861

Total current liabilities	989,162

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value. 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value. 50,000,000 shares authorized,
13,451,000 shares issued and outstanding	13,451
Additional paid-in capital	323,793
Deficit accumulated during the development stage	(1,326,106)

Total shareholders' deficit	(988,862)

Total liabilities and shareholders' deficit	$300

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
			May 11, 2004
	Three months	Three months	(Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2006	2005	2006
Operating costs and expenses:
Research and development	$75,000	$75,000	$525,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	32,250	556,925
Other (net of stock based compensation)	4,407	76,915	185,149
Stock based compensation	—	—	1,000

Total operating costs and expenses	(111,657)	(184,165)	(1,268,074)

Interest income (Note 3)	—	2,244	80,183
Interest expense (Notes 2, 3)	(15,640)	(47,061)	(138,215)

Loss before income taxes	(127,297)	(228,982)	(1,326,106)

Income tax provision (Note 4)	—	—	—

Net loss	$(127,297)	$(228,982)	$(1,326,106)

Basic and diluted loss per share	$(0.01)	$(1.21)

Weighted average common shares outstanding	13,451,000	189,765

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
				Deficit
				accumulated
	Common Stock		Additional	during the
	Shares	Par value	paid-in capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

Net loss	—	—	—	(127,297)	(127,297)

Balance at April 30, 2006	13,451,000	$13,451	$323,793	$(1,326,106)	$(988,862)

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
			May 11, 2004
	Three months	Three Months	(Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(127,297)	$(228,982)	$(1,326,106)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	1,000
Changes in operating assets and liabilities:
Prepaid expense	—	(50,000)	—
Accounts payable	16,460	(99,353)	75,405
Related party payables (Note 2)	32,250	(32,250)	162,125
Accrued expenses	11,858	82,863	48,791
Net cash used in
operating activities	(66,729)	(327,722)	(1,038,785)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	208	(44,856)
Net cash used in
investing activities	—	208	(44,856)

Cash flows from financing activities:
Proceeds from related party notes payable, net	66,282	40,467	449,441
Proceeds from notes payable, other	—	30,000	30,000
Proceeds from convertible promissory note	—	(38,721)	225,000
Proceeds from issuance of common stock	—	100,000	379,500
Net cash provided by
financing activities	66,282	131,746	1,083,941

Net change in cash and
cash equivalents	(447)	(195,768)	300

Cash and cash equivalents:
Beginning of period	747	213,727	—

End of period	$300	$17,959	$300

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$36,954	$5,438	$42,392

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2006, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

accounts for derivative instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Note 2: Related Party

At April 30, 2006, the Company owed its officers a total of $144,500 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

During the three months ended April 30, 2006, the Company issued additional promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $45,500 used for working capital purposes. The notes bear an interest rate of 8% and are due on demand. At April 30, 2006, $159,158 in principal remained outstanding on all notes payable to the trust.

During the three months ended April 30, 2006, the Company issued additional promissory notes payable to a company owned by the president totaling $25,000 that was used for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. During the nine months ended, $8,218 was paid back to the affiliate. At April 30, 2006, $166,704 in principal due remained outstanding on all notes payable to this affiliate.

During the three months ended April 30, 2006, the Company issued a promissory note payable to the president totaling $2,000 that was for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. At April 30, 2006, $119,979 remained outstanding on all notes payable to the president.

During the three months ended April 30, 2006, the Company issued a promissory note payable to the secretary totaling $2,000 that was for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. This note remained outstanding at April 30, 2006.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $2,250 for the three months ended April 30, 2006. At April 30, 2006, the Company owed the affiliate a total of $17,625 for rent of office space.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 3: Convertible Notes Payable

In September and October 2004, the Company entered into agreements to borrow an aggregate principal amount of $225,000 and to issue to the lenders convertible promissory notes (the “Notes”).

Each note carries an interest rate of 8% per annum. Principal and accrued interest was due in October and November 2005. At the option of the lenders, the principal and accrued interest is convertible, in whole or in part, into $0.001 par value common stock of the Company at 75% of the average closing price of the common stock for the first thirty days immediately following the date the Company began trading as a public company (May 19, 2005) or $3.38 per share.

The Company evaluated the Notes’ conversion terms to determine if they gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that because the number of shares that could have been required to be delivered upon net share settlement was essentially indeterminate, it was not possible to conclude that the Company had available authorized and unissued shares. Accordingly net share settlement was not within the control of the Company and, as a result, the conversion feature is an embedded derivative that must be bifurcated from the Notes and recorded as a derivative liability. On June 20, 2005, the number of shares that could have been required to be delivered was determinable. This resulted in the elimination of the need to bifurcate the embedded derivative associated with the Notes’ conversion feature.

Accordingly, the Company recorded an initial liability of $80,183 for the value of the Notes’ embedded liability. The initial value of the embedded liability has been amortized over the term of the Notes ending in the quarter ended October 31, 2005 and recognized as amortization expense of $80,183, which is included in interest expense in the nine month period ended October 31, 2005.

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

Note 4: Income Tax

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed a total of $525,000 in research and development costs as of April 30, 2006.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at April 30, 2006, we will require additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments. During the quarter ended April 30, 2006, we received net proceeds from debt financings of approximately $66,000.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital primarily through debt facilities and possibly through equity financing to insure our ability to continue our research and implement other business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in dilution of our current shareholders.

Off-Balance Sheet Arrangements. During the three months ended April 30, 2006, the Company did not engage in any off-balance sheet arrangements ad defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO/CFO has concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: June 19, 2006	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer