Form 10KSB/A
period 2004-12-31
INHIBITON THERAPEUTICS, INC.
filed 2006-06-23
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 2)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

COMMISSION FILE NO. 333-57946

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

INHIBITON THERAPEUTICS, INC.
(Name of Small Business Issuer as specified in its charter)

NEVADA	88-0448626
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
(Address of Principal Executive Offices and Zip Code)

(303) 796-8940
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

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol IBHT. There was a minimal market and very limited trading volume for the issuer's common stock during fiscal year 2004. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $1,839,830 on June 20, 2006 based upon the closing price of the Registrant's Common Stock on that date ($0.36).

As of June 20, 2006, there were 13,451,000 shares of common stock of the registrant outstanding, par value $.001.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: None.

EXPLANATORY NOTE

Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.Com, Inc.) (the “Registrant”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2005 (the “Annual Report”), and amended on March 7, 2005, solely for the purpose of correcting errors in the signature portion of the Report of Registered Independent Public Accounting Firm to include the correct signature, date, and city and state of domicile for such Registered Independent Public Accounting Firm..

This Amendment does not reflect events occurring after the filing of the Annual Report or any previous amendments thereto, or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Annual Report or any amendments thereto, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: June 23, 2006	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 23, 2006	/s/ Henry Fong
Henry Fong
Director

HAWKINS ACCOUNTING
Certified Public Accountant
Audit . tax . consulting

To the Board of Directors and Shareholders
Organic Soils.com, Inc.
Anchorage, Alaska

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of Organic Soils.com, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Organic Soils.com as of December 31, 2004, the results of operations and it’s cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 4 the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $43,330 and shareholders’ deficiency of $43,330 at December 31, 2004, and a net loss from operation of $15,671 and a negative cash flow from operations of $13,639 for 2004, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

January 26, 2005
Los Angeles, California

3535 S. Bentley Ave. Suite 302 Los Angeles, CA 90064
408.460.4173 FAX 310.477.6040 RRH2CPA@CS.COM