Form 10QSB
period 2006-07-31
INHIBITON THERAPEUTICS, INC.
filed 2006-09-19
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at September 19, 2006: 13,701,000

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheet at July 31, 2006	F-2

Statement of Operations for the three and six months ended July 31, 2006, three and six months ended July 31, 2005, and from May 11, 2004 (Inception)
through July 31, 2006	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through July 31, 2006	F-4

Statement of Cash Flows for the six months ended July 31, 2006, six months ended July 31, 2005, and from May 11, 2004 (Inception)
through July 31, 2006	F-5

Notes to Financial Statements	F-6

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Balance Sheet (Unaudited) July 31, 2006

Assets
Cash	$15,569

Total assets	$15,569

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$194,375
Accounts payable, other	168,082
Notes payable, related party (Note 2)	456,801
Notes payable, other (Note 4)	30,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	11,813
Notes payable, other (Note 4)	2,117
Convertible notes (Note 3)	39,536

Total current liabilities	1,127,724

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value. 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value. 50,000,000 shares authorized,
13,501,000 shares issued and outstanding	13,501
Additional paid-in capital	338,743
Deficit accumulated during the development stage	(1,464,399)

Total shareholders' deficit	(1,112,155)

Total liabilities and shareholders' deficit	$15,569

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three months	Three months	Six months	Six months	May 11, 2004 (Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005	2006
Operating costs and expenses:
Research and development	$75,000	$75,000	$150,000	$150,000	$600,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	57,250	64,500	89,500	589,175
Other (net of stock based compensation)	19,408	93,791	23,815	115,407	204,557
Stock based compensation	—	—	—	—	1,000

Total operating costs and expenses	(126,658)	(226,041)	(238,315)	(354,907)	(1,394,732)
-
Interest income (Note 3)	—	77,939	—	80,183	80,183
Interest expense (Notes 2, 3)	(11,635)	(27,457)	(27,275)	(74,518)	(149,850)

Loss before income taxes	(138,293)	(175,559)	(265,590)	(349,242)	(1,464,399)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(138,293)	(175,559)	$(265,590)	$(349,242)	$(1,464,399)

Basic and diluted loss per share	$(0.01)	(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding	13,451,276	13,451,000	13,451,000	11,718,343

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
				Deficit
				accumulated
				during
			Additional	the
	Common Stock		paid-in	development
	Shares	Par value	capital	stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July 2006, sale of common stock (Note 6)	50,000	50	14,950	—	15,000
Net loss	—	—	—	(265,590)	(265,590)

Balance at July 31, 2006	13,501,000	$13,501	$338,743	$(1,464,399)	$(1,112,155)

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

			May 11, 2004
	Six months	Six Months	(Inception)
	Ended	Ended	Through
	July 31,	July 31,	July 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(265,590)	$(349,242)	$(1,464,399)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain (interest income) on derivative liability	—	(80,183)	(80,183)
Stock based compensation	—	—	1,000
Amortization of discount on notes payable	—	59,966	80,183
Changes in operating assets and liabilities:
Prepaid expense	—	(25,000)	—
Accounts payable	109,137	26,308	168,082
Related party payables (Note 2)	64,500	(155,200)	194,375
Accrued expenses	16,533	14,084	53,466
Net cash used in
operating activities	(75,420)	(509,267)	(1,047,476)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	(44,856)	(44,856)
Net cash used in
investing activities	—	(44,856)	(44,856)

Cash flows from financing activities:
Proceeds from related party notes payable, net	75,242	211,968	458,401
Proceeds from notes payable, other	—	30,000	30,000
Proceeds from convertible promissory note	—	—	225,000
Proceeds from issuance of common stock	15,000	100,000	394,500
Net cash provided by
financing activities	90,242	341,968	1,107,901

Net change in cash and
cash equivalents	14,822	(212,155)	15,569

Cash and cash equivalents:
Beginning of period	747	213,727	—

End of period	$15,569	$1,572	$15,569

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$10,742	$—	$53,134

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to financial statements

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

Note 2: Related Party

At July 31, 2006, the Company owed its officers a total of $174,500 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

During the six months ended July 31, 2006, the Company issued additional promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $116,500 used for working capital purposes. The notes bear an interest rate of 8% and are due on demand. At July 31, 2006, $230,158 in principal remained outstanding on all notes payable to the trust.

During the six months ended July 31, 2006, the Company issued additional promissory notes payable to a company owned by the president totaling $26,200 that was used for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. During the quarter ended March 31, 2006, $10,468 was repaid against these notes. At July 31, 2006, $165,654 in principal due remained outstanding on all notes payable to this affiliate.

During the six months ended July 31, 2006, the Company issued promissory notes payable to the president totaling $8,000 that was for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. Also during the period, a total of $66,990 was repaid against notes payable to the president leaving an aggregate of $58,989 outstanding on all notes payable to the president at July 31, 2006.

During the three months ended April 30, 2006, the Company issued a promissory note payable to the secretary totaling $2,000 that was for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. This note remained outstanding at July 31, 2006.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $4,500 for the six months ended July 31, 2006. At July 31, 2006, the Company owed the affiliate a total of $19,875 for rent of office space.

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

Accordingly, the Company recorded an initial liability of $80,183 for the value of the Notes’ embedded liability. The initial value of the embedded liability has been amortized over the term of the Notes ending in the quarter ended October 31, 2005, and recognized as amortization expense of $80,183 which is included in interest expense in the nine month period ended October 31, 2005.

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note. The promissory note bears an interest rate of 8% per annum and is due on demand. The entire principal balance of $30,000 remains unpaid as of July 31, 2006.

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Capital Stock

In July 2006, the company commenced a private placement of its common stock to accredited investors at a purchase price of $0.30 per share. As of July 31, 2006, 50,000 shares had been sold for aggregate proceeds of $15,000. As of September 13, 2006, and additional 200,000 shares has been sold for aggregate proceeds of $60,000.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed a total of $600,000 in research and development costs as of July 31, 2006, $125,000 of which remained unpaid and is included in accounts payable as of that date.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at July 31, 2006 and to finance our unpaid and future research and development costs, we will require additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments. During the quarter ended July 31, 2006, we received net proceeds from debt financings of approximately $11,211. In addition, in July 2006, we commenced a private offering of our common stock pursuant to which we intend to sell up to 500,000 shares of our common stock at $0.30 per share. As of July 31, 2006, we had sold 50,000 shares for total proceeds of $15,000. As of September 13, 2006, we sold an additional 200,000 shares for proceeds of $60,000. These funds were primarily used to pay outstanding research and development costs.

10

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital primarily through debt facilities and equity financing to insure our ability to continue our research and implement other business strategies. To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution of our current shareholders.

Off-Balance Sheet Arrangements. During the six months ended July 31, 2006, the Company did not engage in any off-balance sheet arrangements ad defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of July 31, 2006. Based on that review and evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of that date.

During the quarter ended July 31, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

On July 31, 2006, we sold 50,000 shares of our common stock in a private placement offered at $0.30 per share to an unaffiliated accredited investor resulting in aggregate proceeds of $15,000.

11

During August 2006, we sold 200,000 shares of our common stock in a private placement offered at $0.30 per share to four unaffiliated accredited investors resulting in aggregate proceeds of $60,000.

Inhibiton offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: September 19, 2006	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

13