Form 10KSB/A
period 2004-12-31
INHIBITON THERAPEUTICS, INC.
filed 2006-12-20
CIK 1108046

SECURITIES AND EXCHANGE COMMISSION
----------------------------------
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 3)

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

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol IBHT. There was a minimal market and very limited trading volume for the issuer's common stock during fiscal year 2004. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $3,050,945 on December 15, 2006 based upon the closing price of the Registrant's Common Stock on that date ($0.40).

As of December 15, 2006, there were 13,701,000 shares of common stock of the registrant outstanding, par value $.001.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: None.

EXPLANATORY NOTE

Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.Com, Inc.) (the “Registrant”) is filing this Amendment No. 3 (this “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2005 (the “Annual Report”), and amended on March 7, 2005, solely for the purpose of correcting errors in the signature portion of the Report of Registered Independent Public Accounting Firm to include the correct signature, date, and city and state of domicile for such Registered Independent Public Accounting Firm, and to include the entire Item 7 Financial Statements disclosure.

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

ORGANIC SOILS.COM, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

INDEX

Page
Independent Auditors' Reports	16-17
Balance Sheets	18
Statements of Operations	19
Statements of Changes in Shareholders' Deficiency	20
Statements of Cash Flows	21
Notes to Financial Statements	22-25

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 3, 2004

ORGANIC SOILS.COM, INC.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS	December 31, 2004	December 31, 2003

Current assets
Cash in bank	$1,484	$1,015
Accounts Receivable	-

Total assets	$1,484	$1,015

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Accounts payable	$5,673	$4,174
Accrued expenses	2,500	4,500
Accrued interest	4,258	1,725
Notes payable to related parties	32,383	18,275

Total liabilities	44,814	28,764

SHAREHOLDERS' DEFICIENCY

Common stock, 50,000,000 shares authorized
At $.001 par 2,323,000 issued and outstanding.	2,323	2,323
Paid in capital	284,227	284,227
Accumulated deficit	(329,880)	(314,209)

Total shareholders’ deficiency	(43,330)	(27,659)

Total liabilities and shareholders’ deficiency	$1,484	$1,015

The accompanying notes are an integral part of these financial statements.

ORGANIC SOILS.COM, INC.
STATEMENTS OF OPERATIONS
DECEMBER 31, 2004 AND 2003
	2004	2003
Revenue	$0	$120

Expenses
Bank charges	86	176
Consulting and professional fees	12,688	9,575
Bad debts	0	241
Office expenses	398	21
Travel and entertainment	0	43
Total expenses	13,172	10,056

Loss from operations	(13,172)	(9,936)

Other income (expense)
Interest income	33	26
Interest expense	(2,532)	(1,623)
Total other income (expense)	(2,499)	(1,597)

Net loss	$($15,671)	$(11,533)

Loss per share of common stock	$(0.01)	$(0.005)

Weighted average number of shares outstanding	2,323,000	2,323,000

The accompanying notes are an integral part of these financial statements.

ORGANIC SOILS.COM, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIENCY
DECEMBER 31, 2004 AND 2003

	Common Shares	Stock Amount	Paid in Capital	Accumulated Deficit	Total
		2003
December 31, 2002	2,323,000	$2,323	$284,227	$(302,676)	$(16,126)
Net (loss)	-	-	-	(11,533)	(11,533)
December 31, 2003	2,323,000	2,323	284,227	(314,209)	(27,659)

		2004
December 31, 2003	2,323,000	2,323	284,227	(314,209)	(27,659)
Net (loss)	-	-	-	(15,671)	(15,671)
December 31, 2004	2,323,000	$2,323	$284,227	$(329,880)	$(43,330)

The accompanying notes are an integral part of these financial statements.

ORGANIC SOILS.COM, INC.
STATEMENTS OF CASH FLOWS
DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,671)	$(11,533)
Adjustments to reconcile net loss
to net cash used in operating activies:
(Increase) Decrease in accounts receivable	0	5,620
Increase (Decrease) in accrued interest	2,532	1,623
Increase (Decrease) in accounts payable and accrued expenses	(500)	(6,879)

NET CASH USED IN OPERATING ACTIVIES	(13,639)	(11,169)

FINANCING ACTIVITIES
Short term borrowings-related parties	14,108	11,275

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,108	11,275

INCREASE IN CASH AND CASH EQUIVALENTS	469	106
Cash and Equivalents at the beginning of the year	1,015	909
Cash and Equivalents at the end of the year	$1,484	$1,015

Supplemental disclosures to the statement of cash flows:
Interest paid during the year	$0	$0

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 20, 2006	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 20, 2006	/s/ Henry Fong
Henry Fong
Director