Form 10QSB/A
period 2005-07-31
INHIBITON THERAPEUTICS, INC.
filed 2006-12-20
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Number of shares of common stock outstanding at December 15, 2006: 13,701,000

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2005, originally filed with the SEC on September 20, 2005, is being filed solely for the purpose of restating the July 31, 2005 Condensed Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Note 5 of the accompanying notes to condensed financial statements as well as to adjust approximately $46,000 in fees associated with the reorganization of Organic Soils.com to Inhibitex Therapeutics as explained more fully in Note 1 of the accompanying notes to condensed financial statements, which were originally expensed as part of the acquisition of Inhibitex, but which now have been capitalized as acquisition costs.

In addition, this amendment updates the disclosures contained in “Item 3. Controls and Procedures” to reflect that there have been “no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation”.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-QSB, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-QSB on September 20, 2005.

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)

PART I - FINANCIAL INFORMAITON

Index to Financial Statements
(Unaudited)

Condensed Balance Sheet at July 31, 2005	F-1

Condensed Statements of Operations for the three and six months ended July 31, 2005, for the period from May 11, 2004 (Inception) through July 31, 2004, Condensed Balance Sheet at July 31, 2005 and for the period from May 11, 2004 (Inception) through July 31, 2005
F-2

Condensed Statement of Changes in Shareholders’ Deficit for the six months ended July 31, 2005, and for the period from May 11, 2004 (Inception) through July 31, 2004, and for the period from May 11, 2004 (Inception) through July 31, 2005
F-3

Condensed Statements of Cash Flows for the six months ended July 31, 2005, for the period from May 11, 2004 (Inception) through July 31, 2004 and for the period from May 11, 2004 (Inception) through July 31, 2005
F-4

Notes to condensed financial statements	F-5

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Balance Sheet (Unaudited)

July 31, 2005
(As Restated, See Note 7)
Assets
Cash	$1,572
Prepaid expense	41,667

Total assets	$43,239

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable	$56,308
Accounts and notes payable,
related party (Note 2)	310,149
Convertible notes payable,
net of debt issue costs of $207 and discount of $20,217 (Note 5)	204,576
Accrued interest payable:
Related party (Note 2)	3,988
Convertible notes	14,835

Total current liabilities	589,856

Commitments and contingencies	—

Shareholders’ deficit:
Common stock, 50,000,000 shares authroized;
13,451,000 shares issued and outstanding	13,451
Additional paid-in capital	323,793
Deficit accumulated during the development stage	(883,861)

Total shareholders' deficit	(546,617)

Total liabilities and shareholders' deficit	$43,239

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three months ended July 31,	Six months ended July 31,	For the period from May 11, 2004 (Inception) through July 31,	For the period from May 11, 2004 (Inception) through July 31,
	2005	2005	2004	2005
	(As Restated, See Note 7)	(As Restated, See Note 7)		(As Restated, See Note 7)
Operating costs and expenses:
Research and development	$75,000	$150,000	$—	$300,000
Selling, general and administrative expenses
Related party (Note 2)	57,250	89,500	—	458,375
Other	93,791	115,407	—	124,713
Stock based compensation	—	—	—	1,000

Total operating costs and expenses	(226,041)	(354,907)	—	(884,088)

Interest income	77,939	80,183	—	80,183

Interest expense	(27,457)	(74,518)	—	(79,956)

Loss before income taxes	(175,559)	(349,242)	—	(883,861)

Income tax provision (Note 3)	—	—	—	—

Net loss	$(175,559)	$(349,242)	$—	$(883,861)

Basic and diluted loss per share	$(0.01)	$(0.03)	$0.00

Weighted average common shares outstanding	13,451,000	11,718,343	—

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

		Common Stock		Additional paid-in	Deficit accumulated during the development
		Shares	Par value	capital	stage	Total
				(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Balance at May 11, 2004
Inception date		—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	*	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	*	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	*	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	*	74,900	75	625	—	700
Net loss		—	—	—	(534,619)	(534,619)

Balance at February 1, 2005	*	10,700,000	10,700	271,400	(534,619)	(252,519)

February and March 2005,
sale of common stock (Note 6)	*	428,000	428	99,572	—	100,000
Reverse acquisition of
Organic Soils.com, Inc (Note 1)		2,323,000	2,323	(47,179)	—	(44,856)

Net loss		—	—	—	(349,242)	(349,242)

Balance at July 31, 2005		13,451,000	$13,451	$323,793	$(883,861)	$(546,617)

* Restated.  See Note 1.
See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six months ended July 31,	For the period from May 11, 2004 (Inception) through July 31,	For the period from May 11, 2004 (Inception) through July 31,
	2005	2004	2005
	(As Restated, See Note 7)		(As Restated, See Note 7)
Cash flows from operating activities:
Net loss	$(349,242)	—	$(883,861)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain (interest income) on derivative liability	(80,183)	—	(80,183)
Stock based compensation	—	—	1,000
Amortization of discount on notes payable	59,966	—	59,966
Changes in operating assets and liabilities:
Prepaid expense	(25,000)	—	(41,667)
Accounts payable	26,308	—	26,308
Related party payables (Note 2)	(155,200)	—	65,675
Accrued expenses	13,688	—	18,826
Other	396	—	396
Net cash used in
operating activities	$(509,267)	$—	$(833,540)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	(44,856)		(44,856)
Net cash used in
investing activities	$(44,856)		$(44,856)

Cash flows from financing activities:
Proceeds from related party, notes payable (Note 2)	251,500	—	285,000
Proceeds from notes payable, other (Note 4)	30,000	—	30,000
Proceeds from convertible promissory note (Note 5)	—	—	225,000
Payments on related party, notes payable	(39,532)	—	(39,532)
Proceeds from issuance of common stock	100,000	—	379,500
Net cash provided by
financing activities	341,968	—	879,968

Net change in cash and
cash equivalents	(212,155)	—	1,572

Cash and cash equivalents:
Beginning of period	213,727	—	—

End of period	$1,572	$—	$1,572

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

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

This acquisition was treated as a recapitalization of Inhibetex, with Organic Soils.com as the legal surviving entity. Since Organic Soils.com had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,323,000 shares of Organic Soils.com common stock for net assets of Inhibetex. Costs of the transaction were charged to the period in which they are incurred. In addition, the Company recorded approximately $46,000 of Organic Soils.com expenses paid by Inhibetex as part of the acquisition as costs related to the acquisition and recorded them as a reduction to additional paid-in capital. Costs of the transaction were charged to the period in which they are incurred.

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

Note 5: Convertible Promissory Notes

In September and October 2004, the Company entered into agreements to borrow an aggregate principal amount of $225,000 and to issue to the lenders secured convertible notes (together the “Notes”).

Each note carries an interest rate of 8% per annum. Principal and accrued interest is due in October and November 2005, thirteen months from the date the Notes were issued. At the option of the lender, the principal and accrued interest may be converted, in whole or in part, into $0.01 par value common stock of the Company at 75% of the average closing price of the common stock for the first thirty days immediately following the date the Company began trading as a public company (May 19, 2005), or $3.38 per share.

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

Accordingly, the Company recorded an initial liability of $80,183 for the value of the Notes’ embedded liability. The initial value of the embedded liability is being amortized over the term of the Notes ending in the quarter ended October 31, 2005 and recognized as amortization expense of $80,183, which is being recorded as interest expense. In the six month period ended July 31, 2005, the company has amortized $59,966 of the imbedded liability, which is included as interest expense during the period.

From the date of the Notes’ issuance and at each reporting period through June 20, 2005 (the date at which the conversion price was determined), the changes in the fair value of the derivative liability were calculated. The amortization of the debt discount has also been calculated for each period. For the six months ended July 31, 2005, the Company recorded a $80,183 change (decrease) to the derivative liability and approximately $80,183 of amortization of discount (interest expense), respectively.

On June 20, 2005, the number of shares into which the notes were convertible was fixed and determinable, and the notes were therefore determined to be conventional as of that date. Therefore, on June 20, 2005, the derivative liability was adjusted to $0, and the change in fair value was recorded as a credit to interest income.

Note 6: Capital Stock

During the nine months ended October 31, 2005 the Company sold 428,000 shares of common stock with gross proceeds of $100,000. The shares were not registered pursuant to the Securities Act of 1933 (the “Act”), as amended. These shares were offered pursuant to an exemption from registration requirements of the Act.

Note 7: Restatement

The Company has restated its July 31, 2005 Condensed Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 5. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Note 5, because the Company determined that the number of shares that could have been required to be delivered upon net share settlement was essentially indeterminate, it was not possible to conclude that the Company had available authorized and unissued shares. Accordingly, net share settlement was not within the control of the Company and, as a result, the conversion feature is an embedded derivative that must be bifurcated from the Notes and recorded as a derivative liability pursuant to SFAS No. 133 and EITF 00-19.

Additionally, as discussed in Note 1, approximately $46,000 in fees associated with the reorganization of Organic Soils.com to Inhibitex Therapeutics were originally expensed as part of the acquisition, but have now been capitalized as acquisition costs.

The following sets forth the effects of the restatement discussed above. Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial quarterly report on Form 10-QSB for the three and six months ended July 31, 2005, as filed on September 20, 2005.

Condensed Balance Sheet
July 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated
Convertible notes payable	$224,793	$(20,217)	$204,576
Total current liabilities	$610,073	$(20,217)	$589,856
Additional paid in capital	$370,130	$(46,337)	$323,793
Deficit accumulated during
the development stage	$(950,415)	$66,554	$(883,861)
Total shareholders' deficit	$(566,834)	$20,217	$(546,617)

Condensed Statement of Operations
For the Three Months Ended July 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 2)	$-	$57,250	$57,250
Other	$191,597	$(97,806)	$93,791
Total operating costs and expenses	$(266,597)	40,556	$(226,041)

Interest income (Note 3)	$-	$77,939	$77,939
Interest expense	$(14,734)	$(12,723)	$(27,457)
Loss before income taxes	$(281,331)	$105,772	$(175,559)
Net loss	$(281,331)	$105,772	$(175,559)

Condensed Statement of Operations
For the Six Months Ended July 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 2)	$55,300	$34,200	$89,500
Other	$190,163	$(74,756)	$115,407
Total operating costs and expenses	$(395,463)	$40,556	$(354,907)

Interest income (Note 3)	$-	80,183	$80,183
Interest expense	$(20,333)	$(54,185)	$(74,518)
Loss before income taxes	$(415,796)	$66,554	$(349,242)
Net loss	$(415,796)	$66,554	$(349,242)

Condensed Statement of Operations
For the period from May 11, 2004 (Inception) through July 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 2)	$424,175	$34,200	$458,375
Other	$199,469	$(74,756)	$124,713
Total operating costs and expenses	$(924,644)	40,556	$(884,088)

Interest income (Note 3)	$-	80,183	$80,183
Interest expense	$(25,771)	$(54,185)	$(79,956)
Loss before income taxes	$(950,415)	$66,554	$(883,861)
Net loss	$(950,415)	$66,554	$(883,861)

Consolidated Statement of Changes in Shareholders' Deficit
For Six Months Ended July 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Additional paid in capital - Reverse acquisition
of Organic Soils.com, Inc. (Note 1)	$(842)	$(46,337)	$(47,179)
Additional paid in capital - balance at July 31, 2005	$370,130	$(46,337)	$323,793
Deficit accumulated during the development stage
- net loss	$(415,796)	$66,554	$(349,242)
Deficit accumulated during the development stage
- balance at July 31, 2005	$(950,415)	$66,554	$(883,861)
Total - Reverse acquisition of Organic Soils.com, Inc.	$1,481	$(46,337)	$(44,856)
Total - net loss	$(415,796)	$66,554	$(349,242)
Total - balance at July 31, 2005	$(566,834)	$20,217	$(546,617)

Consolidated Statements of Cash Flows
For Six Months Ended July 31, 2005

	As
	Previously
	Reported		Adjustment	As Restated
Cash flows from operating activities:
Net loss	$	NA	$(349,242)	$(349,242)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest income on derivative liability	$	NA	$(80,183)	$(80,183)
Amortization of discount on notes payable	$	NA	$59,966	$59,966
Changes in operating assets and liabilities:
Prepaid expense	$	NA	$(25,000)	$(25,000)
Accounts payable	$	NA	$26,308	$26,308
Related party payables	$	NA	$(155,200)	$(155,200)
Accrued expenses	$	NA	$13,688	$13,688
Other	$	NA	$396	$396
Net cash used in operating activities		$(554,123)	$44,856	$(509,267)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.		$-	$(44,856)	$(44,856)
Net cash used in operating activities		$-	$(44,856)	$(44,856)

Consolidated Statements of Cash Flows
For the period from May 11, 2004 (Inception) through July 31, 2005

	As
	Previously
	Reported		Adjustment	As Restated
Cash flows from operating activities:
Net loss	$	NA	$(883,861)	$(883,861)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest income on derivative liability	$	NA	$(80,183)	$(80,183)
Stock based compensation	$	NA	$1,000	$1,000
Amortization of discount on notes payable	$	NA	$59,966	$59,966
Changes in operating assets and liabilities:
Prepaid expense	$	NA	$(41,667)	$(41,667)
Accounts payable	$	NA	$26,308	$26,308
Related party payables	$	NA	$65,675	$65,675
Accrued expenses	$	NA	$18,826	$18,826
Other	$	NA	$396	$396
Net cash used in operating activities		$(878,396)	$44,856	$(833,540)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.		$-	$(44,856)	$(44,856)
Net cash used in operating activities		$-	$(44,856)	$(44,856)

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

13

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

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

14

Item 6. Exhibits

Exhibits:
31.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

15

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 20, 2006	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and
Chief Financial Officer

16