Form 10QSB/A
period 2005-10-31
INHIBITON THERAPEUTICS, INC.
filed 2006-12-20
CIK 1108046

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2005, originally filed with the SEC on December 21, 2005, is being filed solely for the purpose of restating the October 31, 2005 Condensed Financial Statements to correct an error in accounting for certain convertible promissory notes as explained more fully in Note 3 of the accompanying notes to condensed financial statements as well as to adjust approximately $46,000 in fees associated with the reorganization of Organic Soils.com to Inhibitex Therapeutics as explained more fully in Note 1 of the accompanying notes to condensed financial statements, which were originally expensed as part of the acquisition of Inhibitex, but which now have been capitalized as acquisition costs.

In addition, this amendment updates the disclosures contained in “Item 3. Controls and Procedures” to reflect that there have been “no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation”.

This Amendment No. 1 on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-QSB, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-QSB on December 21, 2005.

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

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Balance Sheet (Unaudited)

October 31, 2005
(As Restated, See Note 7)
Assets
Cash	$691
Prepaid expense	16,667

Total assets	$17,358

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable	$66,079
Accounts and notes payable,
related party (Note 2)	418,899
Convertible notes payable	225,000
Accrued interest payable:
Related party (Note 2)	9,614
Convertible notes (Note 3)	19,978

Total current liabilities	739,570

Commitments and contingencies	—

Shareholders’ deficit (Note 6):
Common stock, 50,000,000 shares authorized;
13,451,000 shares issued and outstanding	13,451
Additional paid-in capital	323,793
Deficit accumulated during the development stage	(1,059,456)

Total shareholders' deficit	(722,212)

Total liabilities and shareholders' deficit	$17,358

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statements of Operations (Unaudited)

	Three months ended October 31,	Three months ended October 31,	Nine months ended October 31,	For the period from May 11, 2004 (Inception) through October 31,	For the period from May 11, 2004 (Inception) through October 31,
	2005	2004	2005	2004	2005
	(As Restated, See Note 7)		(As Restated, See Note 7)		(As Restated, See Note 7)
Operating costs and expenses:
Research and development	$75,000	$75,000	$225,000	$75,000	$375,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	60,000	121,750	60,000	490,625
Other	37,152	22,190	152,559	22,190	161,865
Stock based compensation	—	—	—	—	1,000

Total operating costs and expenses	(144,402)	(157,190)	(499,309)	(157,190)	(1,028,490)

Interest income (Note 3)	—	—	80,183	—	80,183
Interest expense	(31,193)	(767)	(105,711)	(767)	(111,149)

Loss before income taxes	(175,595)	(157,957)	(524,837)	(157,957)	(1,059,456)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(175,595)	$(157,957)	$(524,837)	$(157,957)	$(1,059,456)

Basic and diluted loss per share	$(0.01)	$(78.98)	$(0.04)

Weighted average common shares outstanding	12,126,467	2,000	13,451,000

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Par value	capital	stage	Total
			(As Restated, See Note 7)	(As Restated, See Note 7)	(As Restated, See Note 7)
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)

Balance at February 1, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February and March 2005,
sale of common stock (Note 6)	428,000	428	99,572	—	100,000
Reverse acquisition of
Organic Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)	—	(44,856)

Net loss	—	—	—	(524,837)	(524,837)

Balance at October 31, 2005	13,451,000	$13,451	$323,793	$(1,059,456)	$(722,212)

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC. (FORMERLY ORGANIC SOILS.COM, INC.) (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Nine months ended October 31,	For the period from May 11, 2004 (Inception) through Otober 31,	For the period from May 11, 2004 (Inception) through October 31,
	2005	2004	2005
	(As Restated, See Note 7)		(As Restated, See Note 7)
Cash flows from operating activities:
Net loss	$(524,837)	(157,957)	$(1,059,456)
Adjustments to reconcile net loss to net cash
used by operating activities:
Interest income on derivative liability	(80,183)	—	(80,183)
Stock based compensation	—	1,000	1,000
Amortization of discount on derivative liability	80,183	—	80,183
Changes in operating assets and liabilities:
Prepaid expense	—	—	(16,667)
Accounts payable	36,079	—	36,079
Related party payables (Note 2)	(122,950)	36,000	97,925
Accrued expenses	24,437	(56,163)	29,575
Other	623	—	623
Net cash used in
operating activities	$(586,648)	$(177,120)	$(910,921)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	$(44,856)	$—	$(44,856)
Net cash used in investing activities	$(44,856)	$—	$(44,856)

Cash flows from financing activities:
Proceeds from related party, notes payable (Note 2)	328,000	—	361,500
Proceeds from notes payable, other (Note 5)	30,000	—	30,000
Proceeds from convertible promissory note (Note 3)	—	225,000	225,000
Payments on related party, notes payable	(39,532)	—	(39,532)
Proceeds from issuance of common stock	100,000	200	379,500
Net cash provided by
financing activities	418,468	225,200	956,468

Net change in cash and
cash equivalents	(213,036)	48,080	691

Cash and cash equivalents:
Beginning of period	213,727	—	—

End of period	$691	$48,080	$691

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

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

INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

During the nine months ended October 31, 2005, the Company signed additional promissory notes totaling $171,500 payable to a company owned by the president in consideration for a loan in that amount used for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. During the nine months ended, $14,684 was paid back to the affiliate. At October 31, 2005, $156,816 remained outstanding.

During the nine months ended October 31, 2005, the Company signed promissory notes totaling $94,500, payable to the president in consideration for a loan in that amount used for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. At October 31, 2005, $94,500 remained outstanding.

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

Note 3: Convertible Promissory Note

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

From the date of the Notes’ issuance and at each reporting period through June 20, 2005 (the date at which the conversion price was determined), the changes in the fair value of the derivative liability were calculated. The amortization of the debt discount has also been calculated for each period. For the nine months ended October 31, 2005, the Company recorded a $80,183 change (decrease) to the derivative liability and approximately $80,183 of amortization of discount (interest expense), respectively.

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

Note 5: Promissory Note

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

Note 7: Restatement

The Company has restated its October 31, 2005 Condensed Financial Statements to correct an error in accounting for the beneficial conversion feature associated with the convertible notes payable discussed in Note 3. The beneficial conversion feature was originally valued at its intrinsic value under EITF 98-5, classified as equity and interest expense was immediately recognized.

As discussed in Note 3, because the Company determined that the number of shares that could have been required to be delivered upon net share settlement was essentially indeterminate, it was not possible to conclude that the Company had available authorized and unissued shares. Accordingly, net share settlement was not within the control of the Company and, as a result, the conversion feature is an embedded derivative that must be bifurcated from the Notes and recorded as a derivative liability pursuant to SFAS No. 133 and EITF 00-19.

Additionally, as discussed in Note 1, approximately $46,000 in fees associated with the reorganization of Organic Soils.com to Inhibitex Therapeutics were originally expensed as part of the acquisition, but have now been capitalized as acquisition costs.

 INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

The following sets forth the effects of the restatement discussed above. Amounts reflected “As Previously Reported” represent those amounts included in the Company’s initial quarterly report on Form 10-QSB for the three and nine months ended October 31, 2005, as filed on December 21, 2005.

Condensed Balance Sheet
October 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated
Additional paid in capital	$370,130	$(46,337)	$323,793
Deficit accumulated during
the development stage	$(1,105,793)	$46,337	$(1,059,456)

Condensed Statement of Operations
For the Three Months Ended October 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Interest expense	$(10,976)	$(20,217)	$(31,193)
Loss before income taxes	$(155,378)	$(20,217)	$(175,595)
Net loss	$(155,378)	$(20,217)	$(175,595)

 INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Condensed Statement of Operations
For the Nine Months Ended October 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 2)	$87,550	$34,200	$121,750
Other	$227,315	$(74,756)	$152,559
Total operating costs and expenses	$(539,865)	$40,556	$(499,309)

Interest income (Note 3)	$-	80,183	$80,183
Interest expense	$(31,309)	$(74,402)	$(105,711)
Loss before income taxes	$(571,174)	$46,337	$(524,837)
Net loss	$(571,174)	$46,337	$(524,837)

Condensed Statement of Operations
For the period from May 11, 2004 (Inception) through October 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 2)	$456,425	$34,200	$490,625
Other	$236,621	$(74,756)	$161,865
Total operating costs and expenses	$(1,069,046)	40,556	$(1,028,490)

Interest income (Note 3)	$-	80,183	$80,183
Interest expense	$(36,747)	$(74,402)	$(111,149)
Loss before income taxes	$(1,105,793)	$46,337	$(1,059,456)
Net loss	$(1,105,793)	$46,337	$(1,059,456)

 INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Consolidated Statement of Changes in Shareholders' Deficit
For Nine Months Ended October 31, 2005

	As
	Previously
	Reported	Adjustment	As Restated

Additional paid in capital - Reverse acquisition
of Organic Soils.com, Inc. (Note 1)	$(842)	$(46,337)	$(47,179)
Additional paid in capital - balance at October 31, 2005	$370,130	$(46,337)	$323,793
Deficit accumulated during the development stage
- net loss	$(571,174)	$46,337	$(524,837)
Deficit accumulated during the development stage
- balance at October 31, 2005	$(1,105,793)	$46,337	$(1,059,456)
Total - Reverse acquisition of Organic Soils.com, Inc.	$1,481	$(46,337)	$(44,856)
Total - net loss	$(571,174)	$46,337	$(524,837)
Total - balance at October 31, 2005	$(722,212)	$-	$(722,212)

 INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Condensed Statements of Cash Flows
Nine months ended October 31, 2005

	As
	Previously
	Reported		Adjustment	As Restated

Cash flows from operating activities
Net loss	$	NA	$(524,837)	$(524,837)
Adjustments to reconcile net loss to net cash
Interest income on derivative liability	$	NA	$(80,183)	$(80,183)
Amortization of discount on notes payable	$	NA	$80,183	$80,183
Changes in operating assets and liabilities
Accounts payable	$	NA	$36,079	$36,079
Related party payables (Note 2)	$	NA	$(122,950)	$(122,950)
Accrued expenses	$	NA	$24,437	$24,437
Other	$	NA	$623	$623
Net cash used in operating activities		$(631,504)	$44,856	$(586,648)

Cash flows from investing activities
Investment in Inhibitex Therapeutics, Inc.		$-	$(44,856)	$(44,856)
Net cash used in investing activities		$-	$(44,856)	$(44,856)

 INHIBITON THERAPEUTICS, INC.
(FORMERLY ORGANIC SOILS.COM, INC.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Condensed Statements of Cash Flows
For the period from May 11, 2004 (Inception) through October 31, 2005

	As
	Previously
	Reported		Adjustment	As Restated

Cash flows from operating activities
Net loss	$	NA	$(1,059,456)	$(1,059,456)
Adjustments to reconcile net loss to net cash
Interest income on derivative liability	$	NA	$(80,183)	$(80,183)
Stock based compensation	$	NA	$1,000	$1,000
Amortization of discount on notes payable	$	NA	$80,183	$80,183
Changes in operating assets and liabilities
Prepaid expense	$	NA	$(16,667)	$(16,667)
Accounts payable	$	NA	$36,079	$36,079
Related party payables (Note 2)	$	NA	$97,925	$97,925
Accrued expenses	$	NA	$29,575	$29,575
Other	$	NA	$623	$623
Net cash used in operating activities		$(955,777)	$44,856	$(910,921)

Cash flows from investing activities
Investment in Inhibitex Therapeutics, Inc.		$-	$(44,856)	$(44,856)
Net cash used in investing activities		$-	$(44,856)	$(44,856)

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

14

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

Off-Balance Sheet Arrangements. During the three and nine months ended October 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

None.

Item 5. Other Information

None.

15

Item 6. Exhibits

Exhibits:
31.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Principal Executive Officer and Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

16

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 20, 2006	By: /s/ Henry Fong
Henry Fong
President, Chief Executive Officer and
Chief Financial Officer

17