Form 10KSB/A
period 2006-01-31
INHIBITON THERAPEUTICS, INC.
filed 2006-12-20
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of December 15, 2006, was $3,050,945, based on the last sale price of the issuers common stock ($0.40 per share) as reported by the OTC Bulletin Board.

The Registrant had 13,701,000 shares of common stock outstanding as of December 15, 2006.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, originally filed with the SEC on May 16, 2006, is being filed solely for the purpose of updating the disclosures contained in “Part II. Item 8A. Controls and Procedures”.

This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the original Form 10-KSB, and does not modify, amend or update in any way the financial statements or any other item or disclosures for events occurring after the filing of the original Form 10-KSB on May 16, 2006.

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

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of January 31, 2006. Based on that review and evaluation, the

CEO/CFO has concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness was identified during the fourth quarter of our fiscal year ended January 31, 2006, and related to the presentation and disclosure under generally accepted accounting principles in a non-routine transaction involving certain convertible promissory notes issued in the third and fourth quarters of the fiscal year ended January 31, 2005, prior to our becoming a publicly-traded company. As a result of this material weakness, the Company has amended its Quarterly Reports on Form 10-QSB for the quarters ended July 31, 2005, and October 31, 2005 to properly account for the convertible notes.

In an effort to remediate the material weakness described above and ensure that future complex accounting transactions are properly presented and disclosed, the Company has retained accounting consultants to assist management in the preparation of its financial statements relating to non-routine complex accounting transactions. By taking this remedial action, management believes that the consolidated financial statements for all periods presented in this annual report for the fiscal year ended January 31, 2006, present fairly, in all material respects, our financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.

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

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004. Mr. Fong has also been the president, treasurer and a director of Equitex, Inc., a publicly traded alternative energy company, since its inception in 1983. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. (f/k/a Torpedo Sports USA, Inc.) since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. InMarch 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Code of Ethics (incorporated by reference to the like numbered exhibit of Registrant’s Annual Report on Form 10-KSB filed on May 15, 2006).

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

/S/ CORDOVANO AND HONECK, LLP
Cordovano and Honeck, LLP
Englewood, Colorado
May 11, 2006

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Balance Sheet
January 31, 2006

Assets
Cash	$747

Total assets	$747

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$129,875
Accounts payable, other	58,945
Notes payable, related party (Note 2)	381,559
Notes payable, other (Note 3)	30,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	11,813
Notes payable, other (Note 3)	2,117
Convertible notes (Note 3)	23,003

Total current liabilities	862,312

Commitments and contingencies (Note 5)	—

Shareholders’ deficit (Note 4):
Preferred stock, $.01 par value. 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value. 50,000,000 shares authorized,
13,451,000 shares issued and outstanding	13,451
Additional paid-in capital	323,793
Deficit accumulated during the development stage	(1,198,809)

Total shareholders' deficit	(861,565)

Total liabilities and shareholders' deficit	$(129,128)

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