Form 10QSB
period 2006-10-31
INHIBITON THERAPEUTICS, INC.
filed 2006-12-20
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheet at October 31, 2006	F-2

Statement of Operations for the three and nine months ended October 31, 2006, three and nine months ended October 31, 2005, and from May 11, 2004 (Inception)
through October 31, 2006	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through October 31, 2006	F-4

Statement of Cash Flows for the nine months ended October 31, 2006, nine months ended October 31, 2005, and from May 11, 2004 (Inception)
through October 31, 2006	F-5

Notes to Financial Statements	F-6

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Balance Sheet (Unaudited) October 31, 2006

Assets
Cash	$304

Total assets	$304

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$226,625
Accounts payable, other	170,739
Notes payable, related party (Note 2)	457,979
Notes payable, other (Note 4)	43,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	23,091
Notes payable, other (Note 4)	4,013
Convertible notes (Note 3)	36,515

Total current liabilities	1,186,962

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value. 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value. 50,000,000 shares authorized,
13,701,000 shares issued and outstanding	13,701
Additional paid-in capital	391,043
Deficit accumulated during the development stage	(1,591,402)

Total shareholders' deficit	(1,186,658)

Total liabilities and shareholders' deficit	$304

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)

					May 11, 2004
	Three months	Three months	Nine months	Nine months	(Inception)
	Ended	Ended	Ended	Ended	Through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2005	2006	2005	2006
Operating costs and expenses:
Research and development	$75,000	$75,000	$225,000	$225,000	$675,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	32,250	96,750	121,750	621,425
Other (net of stock based compensation)	5,672	37,152	29,487	152,559	210,229
Stock based compensation	—	—	—	—	1,000

Total operating costs and expenses	(112,922)	(144,402)	(351,237)	(499,309)	(1,507,654)
-
Interest income (Note 3)	—	—	—	80,183	80,183
Interest expense (Notes 2, 3)	(14,080)	(31,193)	(41,356)	(105,711)	(163,931)

Loss before income taxes	(127,002)	(175,595)	(392,593)	(524,837)	(1,591,402)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(127,002)	$(175,595)	$(392,593)	$(524,837)	$(1,591,402)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding	13,631,597	12,126,467	13,548,938	13,451,000

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Par value	capital	stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July and August 2006, sale of common stock, net
(Note 6)	250,000	250	67,250	—	67,500
Net loss	—	—	—	(392,593)	(392,593)

Balance at October 31, 2006	13,701,000	$13,701	$391,043	$(1,591,402)	$(1,186,658)

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

			May 11, 2004
	Nine months	Nine months	(Inception)
	Ended	Ended	Through
	October 31,	October 31,	October 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(392,593)	$(524,837)	$(1,591,402)
Adjustments to reconcile net loss to net cash
used by operating activities:
Gain (interest income) on derivative liability	—	(80,183)	(80,183)
Stock based compensation	—	—	1,000
Amortization of discount on notes payable	—	80,183	80,183
Changes in operating assets and liabilities:
Prepaid expense	—	—	—
Accounts payable	111,794	36,079	170,739
Related party payables (Note 2)	96,750	(122,950)	226,625
Accrued expenses	26,687	25,060	63,620
Net cash used in
operating activities	(157,362)	(586,648)	(1,129,418)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	(44,856)	(44,856)
Net cash used in
investing activities	—	(44,856)	(44,856)

Cash flows from financing activities:
Proceeds from related party notes payable, net	76,419	288,468	459,578
Proceeds from notes payable, other	13,000	30,000	43,000
Proceeds from convertible promissory note	—	—	225,000
Proceeds from issuance of common stock	67,500	100,000	447,000
Net cash provided by
financing activities	156,919	418,468	1,174,578

Net change in cash and
cash equivalents	(443)	(213,036)	304

Cash and cash equivalents:
Beginning of period	747	213,727	—

End of period	$304	$691	$304

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$14,669	$—	$57,061

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to financial statements.

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

Note 2: Related Party

At October 31, 2006, the Company owed its officers a total of $204,500 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

During the nine months ended October 31, 2006, the Company issued additional promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $57,000 used for working capital purposes. The notes bear an interest rate of 8% and are due on demand. At October 31, 2006, $287,158 in principal remained outstanding on all notes payable to the trust.

During the nine months ended October 31, 2006, the Company issued additional promissory notes payable to a company owned by the president totaling $26,200 that was used for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. During the nine months ended October 31, 2006, $41,513 was repaid against these notes. At October 31, 2006, $134,609 in principal due remained outstanding on all notes payable to this affiliate.

During the nine months ended October 31, 2006, the Company issued promissory notes payable to the president totaling $8,750 that was used for working capital purposes. The notes bear an interest rate of 8% per annum and are due on demand. Also during the period, a total of $107,517 was repaid against notes payable to the president leaving a total principal balance of $19,212 outstanding on all notes payable to the president at October 31, 2006.

During the three months ended April 30, 2006, the Company issued a promissory note payable to the secretary totaling $2,000 that was used for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. This note remained outstanding at October 31, 2006.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the three months ended October 31, 2006, the Company issued a promissory note payable to a company affiliated with its president and secretary totaling $15,000 that was used for working capital purposes. The note bears an interest rate of 8% per annum and is due on demand. This note remained outstanding at October 31, 2006.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $6,750 for the nine months ended October 31, 2006. At October 31, 2006, the Company owed the affiliate a total of $22,125 for rent of office space.

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

As of October 31, 2006, all $225,000 of these notes plus accrued interest remains outstanding.

Note 4: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note issued to an unaffiliated third party. During the nine months ended October 31, 2006, the Company issued an additional promissory note to another unaffiliated third party in exchange for $13,000 used for working capital purposes. Both promissory notes bear an interest rate of 8% per annum and are due on demand. The entire principal balance of $43,000 on these notes remains unpaid as of October 31, 2006.

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Capital Stock

In July and August 2006, the company conducted a private placement of its common stock sold to accredited investors at a purchase price of $0.30 per unit, which included one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date. A total of 250,000 shares of common stock and 250,000 warrants were issued for total proceeds to the Company of $67,500, net of $7,500 in offering costs.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed a total of $675,000 in research and development costs as of October 31, 2006, $132,000 of which remained unpaid and is included in accounts payable as of that date.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at October 31, 2006 and to finance our unpaid and future research and development costs, we will require additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. We presently believe the source of these funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments. During the nine months ended October 31, 2006, we received net proceeds from debt financings of approximately $89,419. In addition, in July 2006, we commenced a private offering of our common stock pursuant to which we sold 250,000 shares of our common stock at $0.30 per share for total proceeds of $75,000. These funds were primarily used to pay outstanding research and development costs.

10

We can make no assurance that we will be successful in raising additional funds for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our results of operations, research and deployment of our business strategies and severely threaten our ability to operate as a going concern.

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

Off-Balance Sheet Arrangements. During the nine months ended October 31, 2006, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of October 31, 2006. Based on that review and evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of that date.

During the quarter ended October 31, 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

None

11

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 20, 2006	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

13