Form 10KSB
period 2007-01-31
INHIBITON THERAPEUTICS, INC.
filed 2007-05-15
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JANUARY 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from to .

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes ☐No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Issuer’s revenue for its most recent fiscal year: $0

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of April 30, 2007 was $3,504,600, based on the last sale price of the issuers common stock ($0.51 per share) as reported by the OTC Bulletin Board.

The Registrant had 14,895,356 shares of common stock outstanding as of April 30, 2007.

Documents incorporated by reference: None

INHIBITON THERAPEUTICS, INC.
FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN “FORWARD-LOOKING” STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT’S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT’S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTENT”, “COULD”, “ESTIMATE”, “MIGHT”, OR “CONTINUE” OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT’S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business development

We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc.

Pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 (the “Share Exchange Agreement”), by and between Organic Soils.com, Inc. and Inhibetex Therapeutics, Inc., a Colorado corporation (“Inhibetex”), Organic Soils.com, Inc. and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of Organic Soils.com, Inc., and whereby Inhibetex became a wholly owned subsidiary of Organic Soils.com, Inc. (the “Share Exchange”). The Share Exchange was effective as of May 19, 2005 at which time we also changed our name to Inhibiton Therapeutics, Inc. (the “Registrant” or the “Company”).

Immediately prior to the effective time of the Share Exchange, Inhibetex had outstanding 104,000 shares of its common stock (“Inhibetex Common Stock”) and no shares of preferred stock. In accordance with the Share Exchange Agreement, each share of Inhibetex Common Stock was acquired by the Company in exchange for one hundred seven (107) shares of our common stock, par value $.01 per share (“Common Stock”). Inhibetex also had outstanding convertible debt securities, the outstanding principal and accrued and unpaid interest of which were convertible into shares of Inhibetex Common Stock at a price per share equal to 75% of the average closing price of Inhibitex Common Stock for the first 30 days immediately following the date Inhibetex began trading as a public company. Pursuant to the Share Exchange Agreement, these convertible debt securities were exchanged for like convertible securities of the Company, whereby the outstanding principal and interest on such securities are convertible into shares of Common Stock at $3.39 per share, which is equal to 75% of the average closing price of the Common Stock for the first 30 days immediately following the date the Share Exchange was effective (the “Effective Date”). Accordingly, after giving effect to the Share Exchange, the Registrant had 13,451,000 shares of Common Stock outstanding, and convertible debt securities outstanding which are convertible into 66,372 shares of Common Stock. As a result of the Share Exchange, immediately following the Share Exchange, the former Inhibetex shareholders together held approximately 82.7% of our outstanding voting power, excluding the outstanding convertible debt. Accordingly, the Share Exchange constituted a change of control of the Company.

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

We are conducting our research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs. The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Mildred Acevedo-Duncan, who is affiliated with the University of South Florida and the Veteran’s Administration. The CRADA will have the final objective of developing therapeutic reagents to consist of a PKC-iota inhibitor to prevent cancer cell proliferation. The CRADA agreements are a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories' developments and expertise should be made accessible to private industry, state and local governments. It has been further stated that one of the main purposes of this act is to improve the economic, environmental and social well being of the United States by stimulating the utilization of federally funded technology developments by the entities involved. Under the terms of the CRADA, we will have the right to commercialize any inventions resulting from this research.

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

Progress toward resolution of the role of PKC in cancer cell proliferation and angiogenesis (the growth of new blood vessels) will be a key factor in the formulation of potential strategies and therapies for cancer intervention. Information on this research may also provide a fundamental understanding of the mechanisms of cell regulation that can be applied to other types of cancer. While the primary focus of the research involves potential treatments for brain cancer, Dr. Acevedo-Duncan is also investigating whether PKC affects other types of cancer including prostate cancer, pancreatic cancer, and melanoma.

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and the Company expensed $300,000 for research and development costs in the fiscal year ended January 31, 2006 and $150,000 in the year ended January 31, 2005. Presently, in addition to Dr. Acevedo-Duncan, there are two full-time researchers and four collaborative researchers in the areas of organic chemistry, physics, drug discovery, biochemistry and molecular biology from three other institutions working on the CRADA research. Under the terms of the CRADA, Inhibetex will have the right to commercialize any inventions resulting from this research. In September 2007, our rights under the CRADA will continue but we will have no obligation for further funding beyond those commitments contained in the CRADA. We may amend the CRADA to provide further funding at any time, but are not obligated to do so. As of the filing of this report, no agreements had been reached with the VA to provide further funding.

As part of a recent update provided by Dr. Acevedo-Duncan, we learned that approximately 100,000 compounds from the National Institutes of Health were screened as part of our research project for the PKC isozyme being studied. PKC isozymes control cell multiplication and therefore it is believed that a PKC inhibitor should block the proliferation of cancer cells. The research project is studying the theory that synthesis of a PKC inhibitor has the potential to block the proliferation of tumors and cancer cells. The researchers believe that synthesis of the PKC inhibitor holds potential for a cancer chemotherapeutic drug because the PKC isozyme is overproduced in benign tumors and malignant cancer cells but not in normal cells. Twenty compounds were identified that could serve as a PKC inhibitor and out of those twenty, one PKC inhibitor was chosen to be synthesized because it is closely related to current FDA approved therapies. This has been named as ICA-1. It is intended for cell culture testing to begin in 2007 followed by nude mice studies and if appropriate, potentially clinical trials. Progress has also been made in the molecular biology to obtain the structure of the PKC isozyme in an attempt to verify that the PKC inhibitor works as intended.

COMPETITION

The development and commercialization for new products to treat cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies if we are successful in identifying potential therapies. Most of our competitors have substantially more resources than the Company, including both financial and technical. These companies also have significantly greater experience and resources than the Company in preclinical and clinical development, manufacturing, regulatory, and global commercialization if those become factors for us. The Company is also competing with academic institutions, governmental agencies and private organizations worldwide that are conducting research in the field of cancer.

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

RESEARCH AND DEVELOPMENT

Pursuant to the CRADA agreement, we have expensed $600,000 on research and development costs during the past two years including $300,000 expensed in each of the fiscal years ended January 31, 2007 and 2006. All of these costs were borne by us. Of these amounts, $192,000 was accrued but not yet paid as of January 31, 2007.

EMPLOYEES

We currently have no employees. We do, however, have personnel supporting our research and development activities through the CRADA as described above including two full-time researchers and four collaborative researchers. Our officers and director devote only such time to our business as is necessary to conduct the operations of the company.

RISK FACTORS

The purchase of shares of our common stock is very speculative and involves a very high degree of risk. An investment in our stock is suitable only for the persons who can afford the loss of their entire investment. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to securities of Inhibiton.

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

Because we gained access to the public markets pursuant to a share exchange, we may not be able to attract the attention of major brokerage firms.

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

To date, we have generated no product revenues. Until we receive approval from the FDA and other regulatory authorities for any potential product candidates developed from our research, we will not have product revenues. There is no assurance we will have any potential product candidates. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete our research or fund necessary pre-clinical or clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities should our research be successful. In addition, we could be forced to discontinue product development. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

We have a limited operating history upon which to base an investment decision.

Inhibiton is a development-stage company that was founded in 2004. To date, we have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product. The successful commercialization of any product developed through our research will require us to perform a variety of functions, including:

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

We will need FDA approval to commercialize any product candidates, if developed, in the U.S. and approvals from the FDA equivalent regulatory authorities in foreign jurisdictions to commercialize any product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and any clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that once commenced, clinical trials of product candidates take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

• unforeseen safety issues;
• determination of dosing issues;
• lack of effectiveness during clinical trials;
• slower than expected rates of patient recruitment;
• inability to monitor patients adequately during or after treatment; and
• inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols.

In addition, we or the FDA may suspend clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. Additionally, even if clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Ultimately, the clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses, possibly causing us to abandon a product candidate and may delay development of other product candidates.

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

Our success, competitive position and future revenues will depend in part on our ability, and the abilities of any licensors we may engage, to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

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

If any future potential products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

We are highly dependent on our principal scientific, regulatory and medical advisors and officers. We do not have “key person” life insurance policies for any of our key people. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We may need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We will face intense competition for qualified individuals, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

No items were submitted to our security holders during the fourth quarter ended January 31, 2007.

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

	Bid Price
	High	Low
Fiscal year ended January 31, 2007
Quarter ended January 31, 2007	$0.48	$0.26
Quarter ended October 31, 2006	$0.51	$0.26
Quarter ended July 31, 2006	$2.50	$0.25
Quarter ended April 30, 2006	$3.03	$2.20

Fiscal year ended January 31, 2006
Quarter ended January 31, 2006	$3.79	$2.25
Quarter ended October 31, 2005	$4.25	$2.25
Quarter ended July 31, 2005	$4.65	$3.50
Quarter ended April 30, 2005	$4.00	$2.00

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of April 30, 2007, was 182 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of January 31, 2007, including options available for future issuance under our 2005 Stock Option Plan approved by our security holders on March 31, 2005.

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

Recent Sales of Unregistered Equity Securities

In March 2007, we issued 594,356 shares of common stock to three unaffiliated accredited investors pursuant to the conversion of notes payable totaling $148,589 in principal and accrued interest equaling $0.25 per share. In addition, these noteholders also purchased 500,000 shares in a private placement of our common stock sold at $0.25 per share for proceeds to the Company of $125,000. In connection with this transaction, we issued warrants to purchase 1,094,356 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

In April 2007, we issued 100,000 shares of our common stock to two unaffiliated accredited investors pursuant to a private placement of our common stock. The shares were sold for $0.30 per unit which consisted of one share of common stock and one common stock purchase warrant resulting in total proceeds of $30,000. Each warrant is exercisable at $0.50 per share for a period of three years from the issuance date.

We offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We relied on this exemption and rule based on the fact that there were a limited number of investors, all of whom were accredited investors and (i) either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) we had obtained subscription agreements from such investors indicating that they were purchasing for investment purposes only. The securities were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The disclosure contained herein does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as permitted by Rule 135c under the Securities Act.

ITEM 6. PLAN OF OPERATION.

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

The independent auditors’ report on our financial statements for the years ended January 31, 2007 and 2006, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

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

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed $750,000 in research and development expense through January 31, 2007.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at January 31, 2007, we will require at least $400,000 of additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments. During the fiscal year ended January 31, 2007, we received a net of approximately $182,000 from our financing activities, which included the issuance of promissory notes and shares of our common stock and warrants. We have received approximately $155,000 in additional funds through equity sales during the first quarter ended April 30, 2007.

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

(c) Off-Balance sheet arrangements

During the fiscal year ended January 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Principal Executive Officer (the “CEO”) who is also Principal Financial Officer (the “CFO”), as of January 31, 2007. Based on that review and evaluation, the Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007.

Additionally, there were no significant changes in our internal controls during the quarter ended January 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	71	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	41	Secretary	May 2005

The following is a brief biography of our officers and directors.

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004. Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004. Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of Interactive Games, Inc. since March 2002. Interactive Games is a publicly traded distributor of gaming equipment. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004. Mr. Olson was the secretary of Hydrogen Power, Inc. (f/k/a Equitex, Inc.), a publicly traded alternative energy company, from January 1988 to April 2007. Since March 2002, Mr. Olson has been the secretary of Interactive Games, Inc., a publicly traded manufacturer and distributor of gaming equipment. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001. From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(b) Significant employees

Not applicable.

(c) Family relationships

None.

(d) Involvement in certain legal proceedings

Not applicable.

Code of Ethics

We have adopted a Code of Ethics for our financial management staff. The Code of Ethics filed as Exhibit 14.1 to this Annual Report on Form 10-KSB.

Corporate Governance

There have been no material changes to procedures by which security holders may recommend nominees to our board of directors.

We currently have no standing audit committee of our board of directors. Our sole director, Mr. Henry Fong, currently performs this function. While we currently have no standing audit committee, we have determined that Mr. Fong would be considered an audit committee financial expert although he is not an independent director.

ITEM 10. EXECUTIVE COMPENSATION.

(a) General

Beginning October 1, 2003, our president and secretary each receive a management fee (salary) of $8,000 and $2,000 per month, respectively. Of the amounts set forth below as well as for previous periods, $195,500 remains accrued but unpaid to Mr. Fong.

The following table summarizes the compensation accrued to our President and any other executive officers for the year ended January 31, 2007, whose total compensation exceeded $100,000.

(b) Summary compensation table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director	2007 2006	$96,000 $96,000	$0 $0	$0 $0	$0 $0	$96,000 $96,000

(c)  Narrative disclosure to summary compensation table.

We currently have no employment agreements or arrangements with either of our officers. Our officers received no compensation other than management fees (salary) during the last fiscal year.

(d)  Outstanding equity awards at fiscal year end table.

We currently have no outstanding equity awards.

(e)  Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers. We also have no contracts or agreements with our officers for payments that may result from their resignation, retirement, or other termination, nor in the event of a change in control.

(f)  Compensation of directors

Our sole director received no compensation specifically for his services as our director during the year ended January 31, 2007. Mr. Fong did receive $96,000 in management fees for his service as an officer of the Company in the year ended January 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 30, 2007 (1) each person known by us to beneficially own 5% or more of the Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of our directors and (4) all of our named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. We had 14,895,356 shares outstanding as of April 30, 2007.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Gulfstream Financial Partners, LLC 7315 East Peakview Avenue Englewood, CO 80111	3,095,000(2)	20.7%
Wayne Mills 1615 Northridge Drive Medina, MN 55391	1,694,238 (3)	11.3%
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391	2,963,000(4)	18.6%
Henry Fong 7315 East Peakview Avenue Englewood, CO 80111	3,095,000 (5)	20.7%
Thomas B. Olson 7315 East Peakview Avenue Englewood, CO 80111	271,400 (6)	1.8%
All Executive Officers and Directors as a Group (2 persons)	3,366,400(5)(6)	22.6%

__________
(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record rate are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Henry Fong, our president and sole director, is the president, director and sole stockholder of Gulfstream financial Partners.
(3)
Includes (a) 588,500 shares held by Blake Capital Partners, of which Mr. Mills is the sole member, (b) 255,730 shares held by Blake Advisors, LLC, of which Mr. Mills is the sole member, and 250,059 shares held by Tamara Kottom Mills, the wife of Mr. Mills.

(4)	Based on Schedule 13-G/A filed with the Securities and Exchange Commission on April 10, 2007. Includes warrants to purchase up to 1,000,000 shares of our common stock.
(5)	Consists of 3,095,000 shares held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the president, director and sole stockholder.
(6)	Includes 271,000 shares held by the Thomas B. Olson and Kimberly A. Olson as JTWROS.

(c)  Changes in control

We are not aware of any arrangements that could result in a change in control of the Company..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We pay $750 per month for use of office space and the occasional use of fax machines, copy machines and other office equipment. As of January 31, 2007, we owed $24,375 in accrued rent.

During the year ended January 31, 2007, our President, Henry Fong, loaned us $8,750 in addition to loans outstanding at January 31, 2006 totaling $117,979. During the year ended January 31, 2007, we repaid $107,517 of these loans. At January 31, 2007, $19,212 in principal and $845 in accrued interest remained outstanding. The promissory notes have an interest rate of 8% per annum and are due on demand. At April 30, 2007, approximately $9,500 of these notes remained outstanding.

During the year ended January 31, 2007, we borrowed $182,500 from a trust created by our president for the benefit of his children. This was in addition to $113,658 in loans outstanding as of January 31, 2006. As of January 31, 2007, these notes totaling $296,158 remained outstanding with accrued interest payable in the amount of $16,401. The notes bear interest rate of 8% and are due on demand. At April 30, 2007, approximately $291,000 of these notes remained outstanding.

During the fiscal year ended January 31, 2007, we borrowed $26,200 from a company in which our president is the sole stockholder. This was in addition to $149,922 in loans outstanding at January 31, 2006. During the year ended January 31, 2007, we repaid $41,513 on these loans. At January 31, 2007, $134,609 in principal and $14,670 in accrued interest remained outstanding. All of the promissory notes have an interest rate of 8% per annum and are due on demand. At April 30, 2007, approximately $117,000 of these notes remained outstanding.

During the year ended January 31, 2007, we signed a promissory note payable to our Secretary, Thomas Olson, for $2,000 at an interest rate of 8% per annum and due on demand. As of January 31, 2007, this loan remained outstanding with accrued interest payable of $140. As of April 30, 2007, this loan had been repaid.

During the year ended January 31, 2007, we executed two promissory notes with companies affiliated with our officers in exchange for $31,500. These notes carry an interest rate of 8% per annum and are due on demand. As of January 31, 2007, these loans remained outstanding with accrued interest payable of $608. The entire balance of these loans also remained outstanding as of April 30, 2007

During the year ended January 31, 2007, we executed a promissory note with a significant stockholder, Wayne Mills, in exchange for $13,000. The note bears 8% interest and is due on demand. The entire balance of this note remained unpaid at January 31, 2007 with accrued interest payable of $356. This note remained outstanding at April 30, 2007.

Director Independence

We currently have no independent directors. Our sole director, Mr. Henry Fong, is also our principal executive officer.

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

3.2	Bylaws (incorporated by reference to the like numbered exhibit of Registrant’s Registration Statement on Form SB-2 filed on March 30, 2001).
10.1	Cooperative Research and Development Agreement by and between Inhibetex Therapeutics, Inc. and the VA Medical Center, Tampa, Florida (filed herewith).
14.1	Code of Ethics (filed herewith).
21.1	Inhibetex Therapeutics, Inc., a Colorado Corporation, is the wholly owned subsidiary of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, LLP served as our certifying accountant for the fiscal years ended January 31, 2007 and 2006.

Audit Fees

Fees for audit services billed in fiscal years ended January 31, 2007 and 2006 totaling $10,980 for fiscal year ended 2007, and $6,000 for the fiscal year ended 2006, consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: May 15, 2007	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2007	/s/ Henry Fong
Henry Fong
Director

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at January 31, 2007	F-3

Statement of Operations for the years ended January 31, 2007
and 2006, and from May 11, 2004 (Inception) through January 31, 2007	F-4

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through January 31, 2007	F-5

Statement of Cash Flows for the years ended January 31, 2007
and 2006, and from May 11, 2004 (Inception) through January 31, 2007	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Inhibition Therapeutics, Inc.

We have audited the accompanying balance sheet of Inhibition Therapeutics, Inc. as of January 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended January 31, 2007 and 2006, and the period from May 11, 2004 (Inception) through January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inhibition Therapeutics, Inc. as of January 31, 2007, and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006, and the period from May 11, 2004 (Inception) through January 31, 2007, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues at January 31, 2007, has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CORDOVANO AND HONECK LLP
Cordovano and Honeck LLP
Englewood, Colorado
May 11, 2007

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Balance Sheet January 31, 2007

Assets
Cash	$141

Total assets	$141

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$258,875
Accounts payable, other	232,341
Notes payable, related party (Note 2)	496,479
Notes payable, other (Note 3)	30,000
Convertible notes payable (Note 3)	225,000
Accrued interest payable:
Notes payable, related party (Note 2)	33,020
Notes payable, other (Note 3)	4,517
Convertible notes (Notes 3 and 7)	41,003

Total current liabilities	1,321,235

Commitments and contingencies (Note 5)	—

Shareholders’ deficit (Note 4):
Preferred stock, $.01 par value; 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized,
13,701,000 shares issued and outstanding	13,701
Additional paid-in capital	391,043
Deficit accumulated during the development stage	(1,725,838)

Total shareholders' deficit	(1,321,094)

Total liabilities and shareholders' deficit	$141

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Operations

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2007	2006	2007

Operating costs and expenses:
Research and development (Note 5)	300,000	300,000	750,000
Selling, general and administrative expenses
Related party (Note 2)	129,000	155,800	653,675
Other (net of stock based compensation)	41,752	171,436	222,494
Stock based compensation (Note 4)	-	-	1,000

Total operating costs and expenses	(470,752)	(627,236)	(1,627,169)

Interest income (Note 3)	-	80,183	80,183
Interest expense (Notes 2, 3)	(56,277)	(117,137)	(178,852)

Loss before income taxes	(527,029)	(664,190)	(1,725,838)

Income tax provision (Note 6)	-	-	-

Net loss	$(527,029)	$(664,190)	$(1,725,838)

Basic and diluted loss per common share	$(0.04)	$(0.05)

Weighted average common shares outstanding	13,585,915	12,133,362

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Changes in Shareholders' Deficit

	Common Stock		Additional paid-in	Deficit accumulated during the
	Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock (Note 4)	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs (Note 3)	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services (Note 4)	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock (Note 2)	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock (Note 4)	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc. (Note 1)	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs (Note 4)	250,000	250	67,250	—	67,500
Net loss				(527,029)	(527,029)

Balance at January 31, 2007	13,701,000	$13,701	$391,043	$(1,725,838)	$(1,321,094)

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Cash Flows

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(527,029)	$(664,190)	$(1,725,838)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	1,000
Changes in operating assets and liabilities:
Prepaid expense	—	16,667	—
Accounts payable	172,996	58,945	231,941
Related party payables (Note 2)	129,000	(91,000)	258,875
Accrued expenses	42,008	31,795	78,941
Net cash used in
operating activities	(183,025)	(647,783)	(1,155,081)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	(44,856)	(44,856)
Net cash used in
investing activities	—	(44,856)	(44,856)

Cash flows from financing activities:
Proceeds from related party notes payable, net	101,919	349,659	485,078
Proceeds from notes payable, other	13,000	30,000	43,000
Proceeds from convertible promissory note	—	—	225,000
Proceeds from issuance of common stock	67,500	100,000	447,000
Net cash provided by
financing activities	182,419	479,659	1,200,078

Net change in cash and
cash equivalents	(606)	(212,980)	141

Cash and cash equivalents:
Beginning of period	747	213,727	—

End of period	$141	$747	$141

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$14,669	$36,954	$57,061

Noncash financing transactions:
Notes payable converted to stock	$—	$—	$700
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to financial statements.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is conducting its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs. The research is conducted at the VA Medical Center in Tampa, Florida under the direction of Dr. Acevedo-Duncan. The CRADA will have the final objective of developing therapeutic reagents to prevent cancer cell proliferation. The CRADA agreement is a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments. Under the terms of the CRADA, the Company will have the right to commercialize any inventions resulting from this research.

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

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

Development Stage

Prior to its reverse merger on May 11, 2004, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises . The $1,725,838 loss recognized by the Company from May 11, 2004 through January 31, 2007, is included in the accompanying financial statements as “deficit accumulated during development stage”.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at January 31, 2007 were $-0-.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance for net deferred taxes is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date. More information on the Company’s income taxes is available in Note 6. Income Taxes in these financial statements.

Stock-based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (“SFAS 123R”) Share-Based Payment which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, Accounting for Stock Issued to Employees (APB 25). The Company has elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

Research and Development

Research and development costs are expensed as incurred. In each of the years ended January 31, 2007 and 2006, and from May 11, 2004 (inception) through January 31, 2007, the Company incurred $300,000, $300,000 and $750,000 in research and development costs, respectively.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At January 31, 2007, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended January 31, 2007 and 2006, as the impact of the potential common shares, which total 316,568 (January 31, 2007), 66,568 (January 31, 2006), would be antidilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended January 31, 2007 and 2006 is equal to basic loss per share.

Accounting for obligations and instruments potentially settled in the Company’s common stock

The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock.

Under EITF 00-19, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS in February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB No. 115. SFAS No. 159 will permit companies the option to choose to measure many financial instruments and other items at fair value. SFAS Nos. 157 and 159 will be effective for the Company’s fiscal year 2008. The Company is currently assessing the impact, if any, that adoption of SFAS Nos. 157 and 159 will have on its financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

During January 2005, the Company signed promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $33,500. At January 31, 2005, $700 was converted to 700 shares (74,900 shares post-merger) of common stock, in which $694 was applied to principal and the remaining was applied to interest. The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash. During the year ended January 31, 2006, the Company signed additional promissory notes payable to the trust in exchange for $139,200 of which $58,348 was repaid. During the year ended January 31, 2007, an additional $182,500 was loaned to the Company. As of January 31, 2007, there were outstanding notes payable totaling $296,158 with accrued interest payable in the amount of $16,401 due to the trust. The notes bear interest rate of 8% and are due on demand.

During the year ended January 31, 2006, the Company signed promissory notes totaling $174,000 payable to a company owned by the president, of which $24,078 was repaid during the fiscal year ended January 31, 2006. During the fiscal year ended January 31, 2007, an additional $26,200 was loaned to the Company and $41,513 was repaid. At January 31, 2007, $134,609 in principal and $14,670 in accrued interest remained outstanding. All of the promissory notes have an interest rate of 8% per annum and are due on demand.

During the year ended January 31, 2006, the Company signed promissory notes totaling $148,000 payable to the president of which $30,021 was repaid during the year ended January 31, 2006. During the year ended January 31, 2007, the Company’s president loaned an additional $8,750 and was repaid $107,517. At January 31, 2007, $19,212 in principal and $845 in accrued interest remained outstanding. The promissory notes have an interest rate of 8% per annum and are due on demand.

During the year ended January 31, 2007, the Company signed a promissory note payable to the secretary/treasurer for $2,000 at an interest rate of 8% per annum and due on demand. As of January 31, 2007, this loan remained outstanding with accrued interest payable of $140.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500. These notes carry an interest rate of 8% per annum and are due on demand. As of January 31, 2007, these loans remained outstanding with accrued interest payable of $608.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000. The note bears 8% interest and is due on demand. The entire balance of this note remained unpaid at January 31, 2007 with accrued interest payable of $356.

Notes and interest payable to related parties consisted of the following at January 31, 2007:

Notes payable to officers; interest at 8% and due on demand	$21,212

Notes payable to affiliates of Company officers; interest at 8% and due on demand	462,267

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	496,479

Interest payable related party	33,020

Total principal and interest payable, related party	$529,499

During the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, the Company paid $25,000 and $22,500, respectively, in consulting services related to the negotiation, financial structure and valuation of the merger between the Company and Organic Soils.com, to a company owned by a principal shareholder of the Company.

At January 31, 2007, the Company owed its officers a total of $234,500 for accrued but unpaid management services. This amount is included in the financial statements under “Accounts payable, related party” at January 31, 2007. The Board of Directors has estimated the value of management services at the monthly rates of $8,000 and $2,000 for the Company’s president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market. In each of the years ended January 31, 2007 and 2006, the Company incurred $120,000, in management services expense.

The Company rents office space from an affiliate of the Company’s officers at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $9,000 in each of the years ended January 31, 2007 and 2006. At January 31, 2007, a balance of $24,375 remained unpaid and outstanding, which is included in the financial statements under “Accounts payable, related party” at January 31, 2007.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Accounts payable to related parties consisted of the following at January 31, 2007:

Management fees payable to officers	$234,500

Rent payable to company affiliated with officers	24,375

Total accounts payable, related party	$258,875

NOTE 3. PROMISSORY NOTES

Convertible Promissory Notes

In September and October 2004, the Company entered into agreements to borrow an aggregate principal amount of $225,000 and to issue to the lenders secured convertible promissory notes.

Each note carries an interest rate of 8% per annum. Principal and accrued interest was due in October and November 2005, thirteen months from the date the promissory notes were issued. At the option of the lender, the principal and accrued interest is convertible, in whole or in part, into $0.01 par value common stock of the Company at 75% of the average closing price of the common stock for the first thirty days immediately following the date the Company began trading as a public company (May 19, 2005) or $3.38 per share.

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

At January 31, 2007, all $225,000 of the convertible notes were outstanding with $41,003 of accrued but unpaid interest (see Note 7).

Notes payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party. The entire balance of this note remained outstanding at January 31, 2007. The promissory note was issued at an interest rate of 8% per annum and is due on demand. Accrued interest payable on the note totaled $4,517 at January 31, 2007.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

NOTE 4. CAPITAL STOCK

In July and August 2006, the Company conducted a private placement of its common stock sold to five accredited investors at a purchase price of $0.30 per unit, which included one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date. A total of 250,000 shares of common stock and 250,000 warrants were issued for total proceeds to the Company of $67,500, net of $7,500 in offering costs. The shares were not registered pursuant to the Securities Act of 1933 (the “Act”), as amended, and were offered pursuant to an exemption from registration requirements of the Act.

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

Warrants

A summary of the activity of the Company’s outstanding warrants during the years ended January 31, 2007 and 2006 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding February 1, 2005	-	$ -	$ -

Granted	-	-	-
Exercised	-	-	-

Outstanding and exercisable at January 31, 2006	-	$ -	$ -

Granted	250,000	0.50	0.50
Exercised	-	0.00	0.00

Outstanding and exercisable at January 31, 2007	250,000	$ 0.50	$ 0.50

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2007.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	250,000	$ 0.50	2.5 years

	250,000	$ 0.50	2.5 years

NOTE 5. COMMITMENTS AND CONTINGENCIES

On September 30, 2004, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the VA Medical Center, Tampa FL, a laboratory of Department of Veterans Affairs with the purpose of providing funds for the VA’s final objective of developing therapeutic reagents to inhibit cancer cell proliferation. In exchange, the Company will receive an exclusive option to elect an exclusive or partially exclusive license to commercialize any subject invention. The Company signed a separate gift agreement (the “Agreement”) with James E. Haley Veterans Research and Education Foundation, Inc. (“JHVREF”), whose purpose is to administer funding in accordance with the VHA Handbook on Research Business Operations.

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

The following is a schedule of future minimum payments required under the gift agreement:

Year ending January 31, 2008	$150,000

The Company incurred $300,000 in research and development cost during each of the years ended January 31, 2007 and 2006, and has incurred a total of $750,000 during the period from May 11, 2004 (inception) through January 31, 2007. As of January 31, 2007, $192,000 in research and development fees was accrued but unpaid.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

NOTE 6. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended January 31, 2007 and 2006:
	For the year ended January 31,	For the year ended January 31
	2007	2006

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	3.06%
Net operating loss for which no tax
benefit is currently available	-38.63%	-37.06%
	0.00%	0.00%

At January 31, 2007, deferred tax assets consisted of a net tax asset of $645,500, due to operating loss carryforwards of $1,725,838, which was fully allowed for, in the valuation allowance of $645,500. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance during the year ended January 31, 2007 was $203,600. The net operating loss carryforward expires through the year 2027.

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

NOTE 7. SUBSEQUENT EVENTS

In March 2007, $125,000 in principal of the convertible promissory notes along with $23,589 in accrued interest (see Note 3) were converted to common stock at $0.25 per share with the noteholders receiving 594,356 restricted shares of common stock. In addition, the noteholders were issued warrants to purchase a total of 594,356 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date. The shares were valued at $0.36 per share, which represents the market value on the issuance date. The Company will record a loss on the extinguishment of debt of $65,379 in the first quarter ended April 30, 2007, as a result of this transaction. The Company determined the fair value of the warrants were estimated to be $172,363 on the grant date using the Black-Scholes option pricing model, which amount will be recorded as interest expense in the first quarter ended April 30, 2007.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Concurrent with the convertible note conversion transaction, the noteholders also agreed to purchase 500,000 restricted shares of the Company’s common stock in a private placement transaction. These shares were purchased at $0.25 per share for which the Company received proceeds of $125,000. The Company also issued the noteholders warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

In April 2007, the Company commenced a private placement of its restricted common stock to accredited investors at a purchase price of $0.30 per unit, which includes one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date. A total of 100,000 restricted shares of common stock and 100,000 warrants have been sold for total proceeds to the Company of $30,000, net of $3,000 in offering costs.