Form 10QSB
period 2007-04-30
INHIBITON THERAPEUTICS, INC.
filed 2007-06-14
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at June 11, 2006: 14,895,356

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheet at April 30, 2007	F-2

Statement of Operations for the three months ended April 30, 2007, three months ended April 30, 2006, and from May 11, 2004 (Inception)
through April 30, 2007	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through April 30, 2007	F-4

Statement of Cash Flows for the three months ended April 30, 2007, three months ended April 30, 2007, and from May 11, 2004 (Inception)
through April 30, 2007	F-5

Notes to Financial Statements	F-6

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Balance Sheet
April 30, 2007
(Unaudited)

Assets
Cash	$852

Total assets	$852

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$286,125
Accounts payable, other	232,449
Notes payable, related party (Note 2)	439,430
Notes payable, other (Note 3)	30,000
Convertible notes payable (Note 3)	100,000
Accrued interest payable:
Notes payable, related party (Note 2)	26,888
Notes payable, other (Note 4)	5,102
Convertible notes (Note 3)	20,734

Total current liabilities	1,140,728

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized,
14,895,356 shares issued and outstanding	14,895
Additional paid-in capital	928,180
Deficit accumulated during the development stage	(2,082,951)

Total shareholders' deficit	(1,139,876)

Total liabilities and shareholders' deficit	$852

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2007	2006	2007

Operating costs and expenses:
Research and development	$75,000	$75,000	$825,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	32,250	685,925
Other (net of stock based compensation)	65,613	4,407	288,107
Stock based compensation	-	-	1,000

Total operating costs and expenses	(172,863)	(111,657)	(1,800,032)

Interest income (Note 3)	-	-	80,183
Interest expense (Notes 2, 3 & 4)	(184,250)	(15,640)	(363,102)

Loss before income taxes	(357,113)	(127,297)	(2,082,951)

Income tax provision (Note 5)	-	-	-

Net loss	$(357,113)	$(127,297)	$(2,082,951)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	14,463,904	13,451,000

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the
	Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs	250,000	250	67,250	—	67,500
Net loss	—	—	—	(527,029)	(527,029)

Balance at January 31, 2007	13,701,000	13,701	391,043	(1,725,838)	(1,321,094)

March 2007, conversion of
convertible promissory notes to
common stock (Note 3)	594,356	594	213,374	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	172,363	—	172,363
March 2007, sale of common stock
(Note 6)	500,000	500	124,500	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs (Note 6)	100,000	100	26,900	—	27,000
Net loss	—	—	—	(357,113)	(357,113)

Balance at April 30, 2007	14,895,356	$14,895	$928,180	$(2,082,951)	$(1,139,876)

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(357,113)	$(127,297)	$(2,082,951)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	1,000
Loss on debt extinguishment (Note 3)	65,379	—	65,379
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	172,363	—	172,363
Changes in operating assets and liabilities:
Prepaid expense	—	—	—
Accounts payable	307	16,459	232,248
Related party payables (Note 2)	27,250	32,250	286,125
Accrued expenses	(2,427)	11,859	76,514
Net cash used in
operating activities	(94,241)	(66,729)	(1,249,322)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(57,048)	66,282	428,030
Proceeds from notes payable, other	—	—	43,000
Proceeds from convertible promissory note (Note 3)	—	—	225,000
Proceeds from issuance of common stock,
net of offering costs (Note 6)	152,000	—	599,000
Net cash provided by
financing activities	94,952	66,282	1,295,030

Net change in cash and
cash equivalents	711	(447)	852

Cash and cash equivalents:
Beginning of period	141	747	—

End of period	$852	$300	$852

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$9,614	$36,954	$52,006

Noncash financing transactions:
Notes and interest payable converted to stock	$148,589	$—	$149,289
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2007, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Reorganization

Effective May 19, 2005, Organic Soils.com, Inc. (“Organic Soils.com”) entered into an Agreement and Plan of Reorganization with Inhibetex Therapeutics, Inc. The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibiton Therapeutics, Inc. (the “Company”). In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock. At the closing of the Agreement, the shareholders of Inhibetex held 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.

This acquisition was treated as a recapitalization of Inhibetex, with Organic Soils.com as the legal surviving entity. Since Organic Soils.com had, prior to the recapitalization, minimal assets and no operations, the recapitalization has been accounted for as the sale of 2,323,000 shares of Organic Soils.com common stock for net assets of Inhibetex. Costs of the transaction were charged to the period in which they were incurred.

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

Note 2: Related Party

At April 30, 2007, the Company owed its officers a total of $259,500 for management services. The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company. Rent expense totaled $2,250 for the three months ended April 30, 2007. At April 30, 2007, the Company owed the affiliate a total of $26,625 for rent of office space.

Accounts payable to related parties consisted of the following at April 30, 2007:

Management fees payable to officers	$259,500

Rent payable to company affiliated with officers	26,625

Total accounts payable, related party	$286,125

Prior to the three months ended April 30, 2007, the Company issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes. The notes bear an interest rate of 8% and are due on demand. During the quarter ended April 30, 2007, $19,741 of these notes were repaid leaving $276,417 in principal and $15,443 in accrued interest outstanding on all notes payable to the trust at April 30, 2007.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the three months ended April 30, 2007, the Company made payments of $26,409 on promissory notes payable to a company owned by the president. The notes bear an interest rate of 8% per annum and are due on demand. At April 30, 2007, $108,200 in principal and $8,995 in accrued interest remained outstanding on all notes payable to this affiliate.

During the three months ended April 30, 2007, the Company made payments of $8,899 on promissory notes payable to the president. The notes bear an interest rate of 8% per annum and are due on demand. At April 30, 2007, $10,313 in principal and $617 in accrued interest remained outstanding on all notes payable to the president.

During the fiscal year ended January 31, 2007, the Company issued a promissory note payable to the secretary totaling $2,000 that was used for working capital purposes. The note carried an interest rate of 8% per annum and was due on demand. This note was repaid during the three months ended April 30, 2007.

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500. These notes carry an interest rate of 8% per annum and are due on demand. As of April 30, 2007, these loans remained outstanding with accrued interest payable of $1,223.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000. The note bears 8% interest and is due on demand. The entire balance of this note remained unpaid at April 30, 2007 with accrued interest payable of $610.

Notes and interest payable to related parties consisted of the following at April 30, 2007:

Notes payable to officers; interest at 8% and due on demand	$10,313

Notes payable to affiliates of Company officers; interest at 8% and due on demand	416,117

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	439,430

Interest payable related party	26,888

Total principal and interest payable, related party	$466,318

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

Accordingly, the Company recorded an initial liability of $80,183 for the fair value of the Notes’ embedded liability. The initial value of the embedded liability has been amortized over the term of the Notes ending in the quarter ended October 31, 2005, and recognized as amortization expense of $80,183 which was included in interest expense in the nine month period ended October 31, 2005.

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In March 2007, $125,000 in principal of the convertible promissory notes along with $23,589 in accrued interest were converted to common stock at $0.25 per share with the noteholders receiving 594,356 restricted shares of common stock. In addition, the noteholders were issued warrants to purchase a total of 594,356 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date. The shares were valued at $0.36 per share, which represents the market value on the issuance date. The Company has recorded a loss on the extinguishment of debt of $65,379 in the three months ended April 30, 2007, as a result of this transaction. The Company determined the fair value of the warrants were estimated to be $172,363 on the grant date using the Black-Scholes option pricing model, which has been recorded as interest expense in the three months ended April 30, 2007.

As of April 30, 2007, $100,000 of these notes plus accrued interest of $20,734 remains outstanding.

Note 4: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note issued to an unaffiliated third party. This promissory note bears an interest rate of 8% per annum and is due on demand. The entire principal balance of $30,000 and accrued interest of $5,102 on this note remains unpaid as of April 30, 2007.

Note 5: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6: Capital Stock

In March 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above, the noteholders who converted their notes also agreed to purchase 500,000 restricted shares of the Company’s common stock in a private placement transaction. These shares were purchased at $0.25 per share for which the Company received proceeds of $125,000. The Company also issued the noteholders warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years. Funding of the CRADA commenced in September 2004 and we have expensed a total of $825,000 in research and development costs as of April 30, 2007, $217,000 of which remained unpaid and is included in accounts payable as of that date.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at April 30, 2007, we will require at least $325,000 of additional capital to fund the quarterly CRADA payments as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company. This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments. During three months ended April 30, 2007, we received $152,000 in additional funds through equity sales, net of offering costs of $3,000.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our

12

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

Off-Balance Sheet Arrangements. During the three months ended April 30, 2007, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of April 30, 2007. Based on that review and evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of that date.

During the quarter ended April 30, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

None

13

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

14

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: June 14, 2007	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Accounting Officer

15