Form 10QSB
period 2007-07-31
INHIBITON THERAPEUTICS, INC.
filed 2007-09-14
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at September 11, 2007: 15,835,219

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheet at July 31, 2007	F-2

Statement of Operations for the three and six months ended July 31, 2007, three and six months ended July 31, 2006, and from May 11, 2004 (Inception)
through July 31, 2007	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through July 31, 2007	F-4

Statement of Cash Flows for the six months ended July 31, 2007, six months ended July 31, 2006, and from May 11, 2004 (Inception)
through July 31, 2007	F-5

Notes to Financial Statements	F-6

Item 2. Plan of Operation	13

Part II – Other Information	14

Signatures	16

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Balance Sheet
July 31, 2007
(Unaudited)

Assets
Cash	$4,907

Total assets	$4,907

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$313,375
Accounts payable, other	283,808
Notes payable, related party (Note 2)	437,694
Notes payable, other (Note 4)	30,000
Accrued interest payable:
Notes payable, related party (Note 2)	34,988
Notes payable, other (Note 4)	5,707

Total current liabilities	1,105,572

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized,
15,585,219 shares issued and outstanding	15,585
Additional paid-in capital	1,312,557
Deficit accumulated during the development stage	(2,428,807)

Total shareholders' deficit	(1,100,665)

Total liabilities and shareholders' deficit	$4,907

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					May 11, 2004
	Three months	Three months	Six months	Six months	(Inception)
	ended	ended	ended	ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006	2007

Operating costs and expenses:
Research and development	$75,000	$75,000	$150,000	$150,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	32,250	64,500	64,500	718,175
Other (Note 5)	76,038	19,408	141,651	23,815	365,145

Total operating costs and expenses	(183,288)	(126,658)	(356,151)	(238,315)	(1,983,320)

Interest income (Note 3)	-	-	-	-	80,183
Interest expense (Notes 2, 3 & 4)	(162,568)	(11,635)	(346,818)	(27,275)	(525,670)

Loss before income taxes	(345,856)	(138,293)	(702,969)	(265,590)	(2,428,807)

Income tax provision (Note 6)	-	-	-	-	-

Net loss	$(345,856)	$(138,293)	$(702,969)	$(265,590)	$(2,428,807)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding	14,962,023	13,451,276	14,712,963	13,451,000

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs	250,000	250	67,250	—	67,500
Net loss				(527,029)	(527,029)

Balance at January 31, 2007	13,701,000	13,701	391,043	(1,725,838)	(1,321,094)

March 2007, conversion of
convertible promissory notes to
common stock (Note 3)	594,356	594	213,374	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	172,363	—	172,363
March 2007, sale of common stock
(Note 7)	500,000	500	124,500	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs (Note 7)	100,000	100	26,900	—	27,000
July 2007, conversion of
convertible promissory notes to
common stock (Note 3)	489,863	490	183,209	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	151,368	—	151,368
July 2007, sale of common stock (Note 7)	200,000	200	49,800	—	50,000
Net loss				(702,969)	(702,969)

Balance at July 31, 2007	15,585,219	$15,585	$1,312,557	$(2,428,807)	$(1,100,665)

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Six months	Six months	(Inception)
	ended	ended	Through
	July 31,	July 31,	July 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(702,969)	$(265,590)	$(2,428,807)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	1,000
Loss on debt extinguishment (Note 3)	126,612	—	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	323,731	—	323,731
Changes in operating assets and liabilities:
Prepaid expense	—	—	—
Accounts payable	51,867	109,137	283,808
Related party payables (Note 2)	54,500	64,500	313,375
Accrued expenses	7,810	16,533	86,751
Net cash used in
operating activities	(138,449)	(75,420)	(1,293,530)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(58,785)	75,242	426,293
Proceeds from notes payable, other	—	—	43,000
Proceeds from convertible promissory note (Note 3)	—	—	225,000
Proceeds from issuance of common stock,
net of offering costs (Note 7)	202,000	15,000	649,000
Net cash provided by
financing activities	143,215	90,242	1,343,293

Net change in cash and
cash equivalents	4,766	14,822	4,907

Cash and cash equivalents:
Beginning of period	141	747	—

End of period	$4,907	$15,569	$4,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$14,877	$10,742	$31,057

Noncash financing transactions:
Notes and interest payable converted to stock	$271,055	$—	$271,755
Stock issued in exchange for debt issue costs	$—	$—	$900

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

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

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

Note 2:  Related Party

At July 31, 2007, the Company owed its officers a total of $284,500 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company.  Rent expense totaled $4,500 for the six months ended July 31, 2007.  At July 31, 2007, the Company owed the affiliate a total of $28,875 for rent of office space.

Accounts payable to related parties consisted of the following at July 31, 2007:

Management fees payable to officers	$284,500

Rent payable to company affiliated with officers	28,875

Total accounts payable, related party	$313,375

Prior to the six months ended July 31, 2007, the Company issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the quarter ended April 30, 2007, $19,741 of these notes were repaid leaving $276,417 in principal and $21,016 in accrued interest outstanding on all notes payable to the trust at July 31, 2007.

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

(Unaudited)

During the three months ended April 30, 2007, the Company made payments of $26,409 on promissory notes payable to a company owned by the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At July 31, 2007, $108,200 in principal and $11,177 in accrued interest remained outstanding on all notes payable to this affiliate.

During the six months ended July 31, 2007, the Company made payments of $16,136 on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At July 31, 2007, $3,076 in principal and $49 in accrued interest remained outstanding on all notes payable to the president.

During the fiscal year ended January 31, 2007, the Company issued a promissory note payable to its secretary totaling $2,000 that was used for working capital purposes.  The note carried an interest rate of 8% per annum and was due on demand.  This note was repaid during the quarter ended April 30, 2007.

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500.  These notes carry an interest rate of 8% per annum and are due on demand.  As of July 31, 2007, these loans remained outstanding with accrued interest payable of $1,858.

During the quarter ended July 31, 2007, the Company executed a promissory note with a partnership affiliated with the Company’s president in the amount of $5,500.  This note carries an interest rate of 8% and is due on demand.  As of July 31, 2007, the entire balance of this note remains outstanding with accrued interest payable of $16.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note bears 8% interest and is due on demand.  The entire balance of this note remained unpaid at July 31, 2007 with accrued interest payable of $872.

Notes and interest payable to related parties consisted of the following at July 31, 2007:

Notes payable to officers; interest at 8% and due on demand	$3,076

Notes payable to affiliates of Company officers; interest at 8% and due on demand	421,618

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	437,694

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

(Unaudited)

Interest payable related party	34,988

Total principal and interest payable, related party	$466,318

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

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

(Unaudited)

In March 2007, $125,000 in principal of the convertible promissory notes along with $23,589 in accrued interest were converted to common stock at $0.25 per share with the noteholders receiving 594,356 restricted shares of common stock.  In addition, the noteholders were issued warrants to purchase a total of 594,356 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date.  The shares were valued at $0.36 per share, which represents the market value on the issuance date.  The Company recorded a loss on the extinguishment of debt of $65,379 in the three months ended April 30, 2007, as a result of this transaction.  The Company determined the fair value of the warrants were estimated to be $172,363 on the grant date using the Black-Scholes option pricing model, which was recorded as interest expense in the three months ended April 30, 2007.

In July 2007, the final $100,000 in principal of the convertible promissory notes along with $22,466 in accrued interest were converted to common stock at $0.25 per share with the noteholder receiving 489,863 restricted shares of common stock.  In addition, the noteholder was issued warrants to purchase a total of 489,863 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date.  The shares were valued at $0.375 per share, which represents the market value on the issuance date.  The Company recorded a loss on the extinguishment of debt of $61,233 in the three month period ended July 31, 2007, as a result of this transaction.  The Company determined the fair value of the warrants were estimated to be $151,368 on the grant date using the Black-Scholes option pricing model, which was recorded as interest expense in the three month period ended July 31, 2007.

The fair value of the warrants issued in connection with the conversion of the convertible debt to common stock was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
April 2007	$172,363	3 years	$0.50	$0.36	156%	4.5%
July 2007	$151,368	3 years	$0.50	$0.375	161%	4.5%

Note 4: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note issued to an unaffiliated third party.  This promissory note bears an interest rate of  8% per annum and is due on demand. The entire principal balance of $30,000 and accrued interest of $5,707 on this note remains unpaid as of July 31, 2007.

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

(Unaudited)

Note 5:  Other Expense

Other expense for the three and six month periods ended July 31, 2007 and 2006, and for the period from May 11, 2004 (Inception) through July 31, 2007 consisted of the following:

	Three months ended July 31, 2007	Three months ended July 31, 2006	Six months ended July 31, 2007	Six months ended July 31, 2006	May 11, 2004 (Inception) through July 31, 2007
General and administrative	$473	$432	$2,510	$883	$18,342
Legal and accounting	8,632	18,376	6,229	21,732	73,182
Loss on debt extinguishment	61,233	-	126,612	-	126,612
Professional services	5,700	600	6,300	1,200	146,009
Stock based compensation	-	-	-	-	1,000
	$76,038	$19,408	$141,651	$23,815	$365,145

Note 6:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 7:  Capital Stock

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

INHIBITON THERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (Continued)

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

In July 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above, the noteholder who converted their note also agreed to purchase 200,000 restricted shares of the Company’s common stock in a private placement transaction.  These shares were purchased at $0.25 per share for which the Company received proceeds of $50,000.  The Company also issued the noteholder warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years.  Funding of the CRADA commenced in September 2004 and we have expensed a total of $900,000 in research and development costs as of July 31, 2007, $267,000 of which remained unpaid and is included in accounts payable as of that date.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor has raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at July 31, 2007, we will require approximately $350,000 of additional capital to fund the balance due under the CRADA as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During six months ended July 31, 2007, we received net proceeds of $202,000 in additional funds through equity sales.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell our equity securities under acceptable terms or in amounts sufficient to fund our

13

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

Off-Balance Sheet Arrangements.  During the six months ended July 31, 2007, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of July 31, 2007.  Based on that review and evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of that date.

During the six months ended July 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

In July 2007, we issued 489,863 shares of common stock to an unaffiliated accredited investor pursuant to the conversion of notes payable totaling $122,466 in principal and accrued interest equaling $0.25 per share.  In addition, this noteholders also purchased 200,000 shares in a private placement of our common stock sold at $0.25 per share for proceeds to the Company of $50,000.  In connection with this transaction, we issued warrants to purchase 689,863 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

14

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: September 14, 2007	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

16