Form 10QSB
period 2007-10-31
INHIBITON THERAPEUTICS, INC.
filed 2007-12-14
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at December 10, 2007: 16,245,219

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheet at October 31, 2007	F-2

Condensed Statement of Operations for the three and nine months ended
October 31, 2007, three and nine months ended October 31, 2006,
and from May 11, 2004 (Inception) through October 31, 2007	F-3

Condensed Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through October 31, 2007	F-4

Condensed Statement of Cash Flows for the nine months ended October 31, 2007, nine months ended October 31, 2006, and from May 11, 2004 (Inception)
through October 31, 2007	F-5

Notes to Financial Statements	F-6

Item 2. Plan of Operation	13

Part II – Other Information	14

Signatures	16

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Balance Sheet
October 31, 2007
(Unaudited)

Assets
Cash	$22,437

Total assets	$22,437

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$323,725
Accounts payable, other	254,777
Notes payable, related party (Note 2)	400,639
Notes payable, other (Note 4)	30,000
Accrued interest payable:
Notes payable, related party (Note 2)	39,842
Notes payable, other (Note 4)	6,312

Total current liabilities	1,055,295

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.01 par value; 100,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized,
16,035,219 shares issued and outstanding	16,035
Additional paid-in capital	1,447,047
Deficit accumulated during the development stage	(2,495,940)

Total shareholders' deficit	(1,032,858)

Total liabilities and shareholders' deficit	$22,437

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					May 11, 2004
	Three months	Three months	Nine months	Nine months	(Inception)
	ended	ended	ended	ended	Through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006	2007

Operating costs and expenses:
Research and development	$-	$75,000	$150,000	$225,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	32,250	32,250	96,750	96,750	750,425
Other (Note 5)	25,654	5,672	167,629	29,487	391,123

Total operating costs and expenses	(57,904)	(112,922)	(414,379)	(351,237)	(2,041,548)

Interest income (Note 3)	-	-	-	-	80,183
Interest expense (Notes 2, 3 & 4)	(8,905)	(14,080)	(355,723)	(41,356)	(534,575)

Loss before income taxes	(66,809)	(127,002)	(770,102)	(392,593)	(2,495,940)

Income tax provision (Note 6)	-	-	-	-	-

Net loss	$(66,809)	$(127,002)	$(770,102)	$(392,593)	$(2,495,940)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding	15,901,886	13,651,597	15,163,700	13,548,938

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	during the
	Shares	Par value	capital	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	700
Net loss	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)		(44,856)
Net loss	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs	250,000	250	67,250	—	67,500
Net loss				(527,029)	(527,029)

Balance at January 31, 2007	13,701,000	13,701	391,043	(1,725,838)	(1,321,094)

March 2007, conversion of
convertible promissory notes to
common stock (Note 3)	594,356	594	213,374	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	172,363	—	172,363
March 2007, sale of common stock
(Note 7)	500,000	500	124,500	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs (Note 7)	100,000	100	26,900	—	27,000
July 2007, conversion of
convertible promissory notes to
common stock (Note 3)	489,863	490	183,209	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	151,368	—	151,368
July 2007, sale of common stock (Note 7)	200,000	200	49,800	—	50,000
August 2007, sale of common stock (Note 7)	250,000	250	74,720		74,970
October 2007, sale of common
stock (Note 7)	200,000	200	59,770		59,970
Net loss	—	—	—	(770,102)	(770,102)

Balance at October 31, 2007	16,035,219	$16,035	$1,447,047	$(2,495,940)	$(1,032,858)

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Nine months	Nine months	(Inception)
	ended	ended	Through
	October 31,	October 31,	October 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(770,102)	$(392,593)	$(2,495,940)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	1,000
Loss on debt extinguishment (Note 3)	126,612	—	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	323,731	—	323,731
Changes in operating assets and liabilities:
Prepaid expense	—	—	—
Accounts payable	22,836	111,794	254,777
Related party payables (Note 2)	64,850	96,750	323,725
Accrued expenses	13,269	26,687	92,210
Net cash used in
operating activities	(218,804)	(157,362)	(1,373,885)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(95,840)	76,419	389,238
Proceeds from notes payable, other	—	13,000	43,000
Proceeds from convertible promissory note (Note 3)	—	—	225,000
Proceeds from issuance of common stock,
net of offering costs (Note 7)	336,940	67,500	783,940
Net cash provided by
financing activities	241,100	156,919	1,441,178

Net change in cash and
cash equivalents	22,296	(443)	22,437

Cash and cash equivalents:
Beginning of period	141	747	—

End of period	$22,437	$304	$22,437

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$18,323	$14,669	$38,430

Noncash financing transactions:
Notes and interest payable converted to stock	$271,055	$—	$271,755
Stock issued in exchange for debt issue costs	$—	$—	$900

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

Note 2:  Related Party

At October 31, 2007, the Company owed its officers a total of $305,400 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

The Company rents office space from an affiliate at the rate of $750 per month, based on the amount of space occupied by the Company.  Rent expense totaled $6,750 for the nine months ended October 31, 2007.  At October 31, 2007, the Company owed the affiliate a total of $18,325 for rent of office space.

Accounts payable to related parties consisted of the following at October 31, 2007:

Management fees payable to officers	$305,400

Rent payable to company affiliated with officers	18,325

Total accounts payable, related party	$323,725

Prior to the nine months ended October 31, 2007, the Company issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the nine months ended October 31, 2007, $21,546 of these notes were repaid leaving $274,612 in principal and $24,883 in accrued interest outstanding on all notes payable to the trust at October 31, 2007.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the nine months ended October 31, 2007, the Company made payments of $37,357 on promissory notes payable to a company owned by the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At October 31, 2007, $75,356 in principal and $11,204 in accrued interest remained outstanding on all notes payable to this affiliate.

During the nine months ended October 31, 2007, the Company made payments of $18,541 on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At October 31, 2007, $671 in principal and $1 in accrued interest remained outstanding on all notes payable to the president.

During the fiscal year ended January 31, 2007, the Company issued a promissory note payable to its secretary totaling $2,000 that was used for working capital purposes.  The note carried an interest rate of 8% per annum and was due on demand.  This note was repaid during the quarter ended April 30, 2007.

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500.  These notes carry an interest rate of 8% per annum and are due on demand.  As of October 31, 2007, these loans remained outstanding with accrued interest payable of $2,493.

During the quarter ended July 31, 2007, the Company executed a promissory note with a partnership affiliated with the Company’s president in the amount of $5,500.  This note carries an interest rate of 8% and is due on demand.  As of October 31, 2007, the entire balance of this note remains outstanding with accrued interest payable of $127.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note bears 8% interest and is due on demand.  The entire balance of this note remained unpaid at October 31, 2007 with accrued interest payable of $1,134.

Notes and interest payable to related parties consisted of the following at July 31, 2007:

Notes payable to officers; interest at 8% and due on demand	$671

Notes payable to affiliates of Company officers; interest at 8% and due on demand	386,968

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	400,639

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Interest payable related party	39,842

Total principal and interest payable, related party	$466,318

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

Note 4: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note issued to an unaffiliated third party.  This promissory note bears an interest rate of  8% per annum and is due on demand. The entire principal balance of $30,000 and accrued interest of $6,312 on this note remains unpaid as of October 31, 2007.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5:  Other Expense

Other expense for the three and nine month periods ended October 31, 2007 and 2006, and for the period from May 11, 2004 (Inception) through July 31, 2007 consisted of the following:

	Three months ended October 31, 2007	Three months ended October 31, 2006	Nine months ended October 31, 2007	Nine months ended October 31, 2006	May 11, 2004 (Inception) through October 31, 2007
General and administrative	$871	$686	$3,381	$1,569	$19,213
Legal and accounting	1,683	4,386	8,236	26,118	75,189
Loss on debt extinguishment	-	-	126,612	-	126,612
Professional services	23,100	600	29,400	1,800	169,109
Stock based compensation	-	-	-	-	1,000
	$25,654	$5,672	$167,629	$29,487	$391,123

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

In August and October 2007, the Company sold shares in a private placement of its restricted common stock to accredited investors at a purchase price of $0.30 per unit, which includes one share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date.  A total of 450,000 restricted shares of common stock and 450,000 warrants were sold for total proceeds to the Company of $135,000.

Note 8:  Subsequent Events

In November 2007, we issued 210,000 shares of common stock to four unaffiliated accredited investors pursuant to payable private placement for proceeds totaling $60,000, or $0.29 per share.  In connection with these transactions, we issued warrants to purchase 210,000 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provide funding of $75,000 quarterly for a period of three years.  Funding of the CRADA commenced in September 2004 and we have expensed a total of $900,000 in research and development costs as of October 31, 2007, $237,000 of which remained unpaid and is included in accounts payable as of that date.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor has raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at October 31, 2007, we will require approximately $350,000 of additional capital to fund the balance due under the CRADA as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During nine months ended October 31, 2007, we received net proceeds of $336,940 in additional funds through equity sales and received an additional $60,000 in November 2007.

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

Off-Balance Sheet Arrangements.  During the nine months ended October 31, 2007, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-159e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.  A review and evaluation of our disclosure controls and procedures was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) who is also Chief Financial Officer (the “CFO”), as of October 31, 2007.  Based on that review and evaluation, the CEO/CFO has concluded that the Company’s disclosure controls and procedures were effective as of that date.

During the nine months ended October 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

In August 2007, we issued 250,000 shares of common stock to three unaffiliated accredited investors pursuant to payable private placement for proceeds totaling $74,970, or $0.30 per share.  In connection with these transactions, we issued warrants to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

14

In October 2007, we issued 200,000 shares of common stock to three unaffiliated accredited investors pursuant to payable private placement for proceeds totaling $59,970, or $0.30 per share.  In connection with these transactions, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

In November 2007, we issued 210,000 shares of common stock to four unaffiliated accredited investors pursuant to payable private placement for proceeds totaling $60,000, or $0.29 per share.  In connection with these transactions, we issued warrants to purchase 210,000 shares of our common stock at an exercise price of $0.50 per share which expire three years from the issuance date.

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 14, 2007	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

16