Form 10KSB
period 2008-01-31
INHIBITON THERAPEUTICS, INC.
filed 2008-05-15
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JANUARY 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____.

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of April 30, 2008 was $1,067,000, based on the last sale price of the issuers common stock ($0.12 per share) as reported by the OTC Bulletin Board.

The Registrant had 17,137,219 shares of common stock outstanding as of April 30, 2008.

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

Immediately prior to the effective time of the Share Exchange, Inhibetex had outstanding 104,000 shares of its common stock (“Inhibetex Common Stock”) and no shares of preferred stock.  In accordance with the Share Exchange Agreement, each share of Inhibetex Common Stock was acquired by the Company in exchange for one hundred seven (107) shares of our common stock, par value $.01 per share (“Common Stock”).  Inhibetex also had outstanding convertible debt securities, the outstanding principal and accrued and unpaid interest of which were convertible into shares of Inhibetex Common Stock at a price per share equal to 75% of the average closing price of Inhibitex Common Stock for the first 30 days immediately following the date Inhibetex began trading as a public company.  Pursuant to the Share Exchange Agreement, these convertible debt securities were exchanged for like convertible securities of the Company, whereby the outstanding principal and interest on such securities are convertible into shares of Common Stock at $3.39 per share, which is equal to 75% of the average closing price of the

Common Stock for the first 30 days immediately following the date the Share Exchange was effective (the “Effective Date”).   Accordingly, after giving effect to the Share Exchange, the Registrant had 13,451,000 shares of Common Stock outstanding and convertible debt securities outstanding which are convertible into 66,372 shares of Common Stock.  As a result of the Share Exchange, immediately following the Share Exchange, the former Inhibetex shareholders together held approximately 82.7% of our outstanding voting power, excluding the outstanding convertible debt.  Accordingly, the Share Exchange constituted a change of control of the Company.

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

In general terms, the VA will provide facilities, government furnished equipment and scientific skills and we will provide funding of $75,000 quarterly for a period of three years.  Funding of the CRADA commenced in September 2004 and the Company expensed $150,000 for research and development costs in the fiscal year ended January 31, 2008 and $300,000 in the year ended January 31, 2007.  Presently, in addition to Dr. Acevedo-Duncan, there are two full-time researchers and four collaborative researchers in the areas of organic chemistry, physics, drug discovery, biochemistry and molecular biology from three other institutions working on the CRADA research. Under the terms of the CRADA, Inhibetex will have the right to commercialize any inventions resulting from this research.  As of September 2007, our rights under the CRADA continue but we will have no obligation for further funding beyond those commitments contained in the CRADA.  We may amend the CRADA to provide further funding at any time, but are not obligated to do so.  As of the filing of this report, no agreements had been reached with the VA to provide further funding although we owed $237,000 in accrued funding under the CRADA at January 31, 2008.

As part of the research conducted by Dr. Acevedo-Duncan, we learned that approximately 100,000 compounds from the National Institutes of Health were screened as part of our research project for the PKC isozyme being studied.  PKC isozymes control cell multiplication and therefore it is believed that a PKC inhibitor should block the proliferation of cancer cells.  The research project is studying the theory that synthesis of a PKC inhibitor has the potential to block the proliferation of tumors and cancer cells.  The researchers believe that synthesis of the PKC inhibitor holds potential for a cancer chemotherapeutic drug because the PKC isozyme is overproduced in benign tumors and malignant cancer cells but not in normal cells.  Twenty compounds were identified that could serve as a PKC inhibitor and out of those twenty, one PKC inhibitor was chosen to be synthesized because it is closely related to current FDA approved therapies.  This has been named as ICA-1.  Cell culture testing began in 2007 and it is intended for this to be followed by nude mice studies and if appropriate, potentially clinical trials.  Progress has also been made in the molecular biology to obtain the structure of the PKC isozyme in an attempt to verify that the PKC inhibitor works as intended.

Laboratory testing to date has shown that ICA-1 was effective in blocking BE(2)C neuroblastoma cells.  It was also found that lower concentrations of ICA-1 were more efficacious in inhibiting the proliferation of 64% and 53% of neuroblastoma cells when compared to control groups.  The effective concentration of ICA-1 was shown to be a minimum of 3-5 fold lower than concentrations published for in-vitro studies of a closely related FDA approved chemotherapeutic drug that was shown to be effective in only 20% of the samples tested.  The results to date have shown promise that ICA-1 may have potential as a chemotherapeutic drug to inhibit cancer, especially neuroblastoma.

Further in-vitro studies investigating the effects of ICA-1 on breast cancer cells have also obtained promising results. ICA-1 was effective in reducing the proliferation of MDA-MB-468 breast cancer cells by 83% compared to controls when incubated with the drug for 48 hours at clinical concentrations. For MCF-7 breast cancer cells, ICA-1 was effective in reducing the proliferation by 32% compared to controls when treated with the drug for 24 hours. These results indicate that ICA-1 has promising results for further in-vitro studies as well as future in-vivo studies for the potential treatment of breast cancer as well as neuroblastoma.

Most recent testing has shown that the ICA-1 compound has demonstrated more exacting specificity of protein kinase C-iota and not of proteins that are closely related to PKC-iota.  These results demonstrate greater promise for the development of a targeted therapy.

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

RESEARCH AND DEVELOPMENT

Pursuant to the CRADA agreement, we have expensed $450,000 on research and development costs during the past two years including $150,000 and $300,000 expensed in the fiscal years ended January 31, 2008 and 2007, respectively.  All of these costs were borne by us.  Of these amounts, $237,000 was accrued but not yet paid as of January 31, 2008.

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

ITEM 2.                             DESCRIPTION OF PROPERTY.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We paid $750 per month during the fiscal year ended January 31, 2007 and the first nine months of the fiscal year ended January 31, 2008. Beginning in the fourth quarter of the fiscal year ended January 31, 2008, that amount increased to $1,000 per month. These amounts include the use of office space as well as the use of fax machines, copy machines, telephone equipment and other office equipment and supplies.

ITEM 3.                             LEGAL PROCEEDINGS.

During the year ended January 31, 2006, we received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $6,917 at January 31, 2008.  In January 2008, the holder of this note filed a lawsuit against us in Douglas County Court, Douglas County Colorado, claiming the interest rate under this note was 44% and therefore the Company owed approximately $38,000 in interest payable at January 31, 2008, despite the fact the note holder executed confirmations of the interest rate in connection with both the January 31, 2006 and 2007 financial statement audits.  The Company is disputing the claimed increased interest rate and intends to vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the difference of approximately $31,000 in accrued interest on the note at January 31, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No items were submitted to our security holders during the fourth quarter ended January 31, 2008.

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

	Bid Price
	High	Low
Fiscal year ended January 31, 2008
Quarter ended January 31, 2008	$0.56	$0.26
Quarter ended October 31, 2007	$0.35	$0.26
Quarter ended July 31, 2007	$0.50	$0.29
Quarter ended April 30, 2007	$0.51	$0.29

Fiscal year ended January 31, 2007
Quarter ended January 31, 2007	$0.48	$0.26
Quarter ended October 31, 2006	$0.51	$0.26
Quarter ended July 31, 2006	$2.50	$0.25
Quarter ended April 30, 2006	$3.03	$2.20

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)            Holders

The number of record holders of our common stock as of May 8, 2008, was 85 according to our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)            Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)            Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of January 31, 2008, including options available for future issuance under our 2005 Stock Incentive Plan approved by our security holders on March 31, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	425,000	$0.35	1,025,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	425,000	$0.35	1,025,000

Recent Sales of Unregistered Equity Securities

In December 2007, we issued 500,000 shares of common stock under our 2005 Stock Incentive Plan to an unaffiliated accredited investor pursuant to the execution of a one year consulting agreement.  These shares were valued at $0.35 per share, or $175,000, which was the market value on the date of issuance.

In January 2008, we issued 150,000 shares of our common stock to two unaffiliated accredited investors pursuant to a private placement of our common stock.  The shares were sold for $40,000 or $0.27 per unit which consisted of one share of common stock and one common stock purchase warrant.  Each warrant is exercisable at $0.50 per share for a period of three years from the issuance date.

In February 2008, we issued 242,000 shares of our common stock to four unaffiliated accredited investors pursuant to a private placement of our common stock.  The shares were sold for $68,000 or $0.28 per unit which consisted of one share of common stock and one common stock purchase warrant.  Each warrant is exercisable at $0.50 per share for a period of three years from the issuance date.

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

The independent auditors’ report on our financial statements for the years ended January 31, 2008 and 2007, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

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

In general terms, the VA is providing facilities, government furnished equipment and scientific skills and we have provided funding of $75,000 quarterly for a period of three years.  Funding of the CRADA commenced in September 2004 and we have expensed $900,000 in research and development expense of which $237,000 remains accrued but unpaid through January 31, 2008.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

To address the going concern situation addressed in our financial statements at January 31, 2008, we will require approximately $275,000 of additional capital to fund the balance due under the CRADA agreement as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During the fiscal year ended January 31, 2008, we received a net of approximately $442,000 from our financing activities, which included the issuance of promissory notes totaling $5,200 and shares of our common stock and warrants totaling $437,000.  We have received approximately $68,000 in additional funds through equity sales during the first quarter ended April 30, 2008.

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

(c)            Off-Balance sheet arrangements

During the fiscal year ended January 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7.                             FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.                       CONTROLS AND PROCEDURES.

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rules 13a-15(f)).  Under the supervision and with the participation of Henry Fong, our Chief Executive Officer, we conducted an evaluation and effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our acting chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information relating to us required to be disclosed with our with the Securities and Exchange Commission (“SEC”) reports is (i) recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our acting chief executive officer, as appropriate to allow timely decisions requiring timely disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its’ inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (“GAAP”).  Based on this evaluation, our management concluded, as of January 31, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 8B.                       OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)            Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	72	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	42	Secretary	May 2005

The following is a brief biography of our officers and directors.

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004.  Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. since March 2002. China Nuvo Solar Energy is a publicly traded company developing alternative energy solutions.  From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON
Mr. Olson has been secretary of the Company since May 2005, and has held the same positions with our operating subsidiary, Inhibetex Therapeutics, Inc. since its inception in May 2004.  Mr. Olson was the secretary of Hydrogen Power, Inc. (f/k/a Equitex, Inc.), a publicly traded alternative energy company, from January 1988 to April 2007.  Since March 2002, Mr. Olson has been the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001.  From August 2002 to July 2004, Mr. Olson was secretary of El Capitan Precious Metals, Inc., a publicly traded company with ownership interest in mining properties. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

ITEM 10.                             EXECUTIVE COMPENSATION.

(a)            General

Beginning October 1, 2003, our president and secretary each receive a management fee (salary) of $8,000 and $2,000 per month, respectively.  Of the amounts set forth below as well as for previous periods, $266,000 remains accrued but unpaid to Mr. Fong.

The following table summarizes the compensation accrued to our Principal Executive Officer and any other executive officers for the year ended January 31, 2008, whose total compensation exceeded $100,000.

(b)            Summary compensation table

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director Principal Executive Officer	2008 2007	$96,000 $96,000	$0 $0	$99,000 $0	$0 $0	$195,000 $96,000

(c)            Narrative disclosure to summary compensation table.

We currently have no employment agreements or arrangements with either of our officers.  Our officers received no compensation other than management fees (salary) and the grant of certain stock options during the last fiscal year.   In December 2007, Mr. Fong was granted 300,000 options to purchase our common stock under our 1995 Stock Incentive Plan.  The options expire five years from their issue date and have an exercise price of $0.35 per share, the market price reported on the date of grant.  These options were valued at $99,000 based upon the Black-Scholes option pricing model ($0.33 grant date value per option).

(d)            Outstanding equity awards at fiscal year end table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	425,000	0	0	$0.34	12/21/2012	0	$0	0	$0

(e)            Additional narrative disclosure.

We currently have no retirement plans or similar benefits for our officers.  We also have no contracts or agreements with our officers for payments that may result from their resignation, retirement, or other termination, or in the event of a change in control.

(f)            Compensation of directors

Our sole director received no compensation specifically for his services as our director during the year ended January 31, 2008.   Mr. Fong did receive $96,000 in management fees and options valued at $99,000 for his service as an officer of the Company in the year ended January 31, 2008.

ITEM 11.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 30, 2008 (1) each person known by us to beneficially own 5% or more of the Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of our directors and (4) all of our named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.   We had 17,137,219 shares outstanding as of April 30, 2008.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Gulfstream Financial Partners, LLC 7315 East Peakview Avenue Englewood, CO 80111	3,085,000(2)	18.0%
Wayne Mills 1615 Northridge Drive Medina, MN 55391	1,808,817 (3)	10.6%
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391	2,963,000(4)	16.3%
Richard Lockwood 336 124th Ln Coon Rapids, MN 55448	1,117,863	6.5%
Henry Fong 7315 East Peakview Avenue Englewood, CO 80111	3,385,000 (5)	19.4%
Thomas B. Olson 7315 East Peakview Avenue Englewood, CO 80111	371,400 (6)	2.1%
All Executive Officers and Directors as a Group (2 persons)	3,756,400(5)(6)	21.4%

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
(3)
Based on Schedule 13-D/A filed with the Securities and Exchange Commission on February 14, 2008.  Mr. Mills owns 599,949 shares. Blake Capital Partners, LLC, a Minnesota limited liability corporation ("Blake Capital"), owns 588,500 shares. Blake Advisors, LLC, a Minnesota limited liability corporation (“Blake Advisors”), owns 255,730 shares. Mr. Mills is the sole officer, director, and controlling person of Blake Capital and Blake Advisors. Mr. Mills has sole voting and dispositive power over these shares. KM Family Investments, LLC, a Minnesota LLC, owns 364,638 shares. Mr. Mills is sole member of this LLC.

(4)
Based on Schedule 13-G/A filed with the Securities and Exchange Commission on January 11, 2008. Includes 1,963,000 common equivalents and 1,000,000 warrants held by clients of Perkins Capital Management, Inc.  Of these shares, 1,228,000 common equivalents and 800,000 warrants are held by Pyramid Partners, L.P., a Minnesota Limited Partnership in which Perkins Capital Management is the General Partner.

(5)
Consists of 3,085,000 shares held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the president, director and sole stockholder.  Includes 300,000 shares exercisable under our 1995 Stock Incentive Plan.

(6)	Includes 271,000 shares held by the Thomas B. Olson and Kimberly A. Olson as JTWROS. Includes 100,000 shares exercisable under our 1995 Stock Incentive Plan.

(c)            Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 12.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)            Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We pay $1,000 per month beginning in December 2007 for use of office space and the use of fax machines, copy machines, telephone equipment and other office equipment.  Prior to December 2007, we paid $750 per month for the office space and services.

During the year ended January 31, 2008, we repaid our President, Henry Fong, $18,541 on loans outstanding at January 31, 2007 totaling $19,212.  At January 31, 2008, $671 in principal and $15 in accrued interest remained outstanding.  The promissory notes have an interest rate of 8% per annum and are due on demand.  At April 30, 2008, $671 of these notes remained outstanding.

As of January 31, 2007, we owed a trust created by our president for the benefit of his children promissory notes totaling $296,158.  During the year ended January 31, 2008, we repaid $21,546 in principal leaving a balance at that date of $274,612 with accrued interest payable of $31,255. The notes bear interest rate of 8% and are due on demand.  At April 30, 2008, $274,612 of these notes remained outstanding.

At January 31, 2007, we owed a corporation owned by our president, $134,608 in principal on promissory notes issued in 2006 and 2007.  During the year ended January 31, 2008, we repaid $74,534 against these notes leaving a principal balance due at January 31, 2008 of $60,074 with accrued interest payable of $1,306.  All of the promissory notes have an interest rate of 8% per annum and are due on demand.  At April 30, 2008, approximately $117,000 of these notes remained outstanding.

During the year ended January 31, 2008, we repaid a promissory note payable to our Secretary, Thomas Olson, for $2,000 that carried an interest rate of 8% per annum and was due on demand.

During the year ended January 31, 2007, we executed two promissory notes with companies affiliated with our officers in exchange for $31,500.  These notes carry an interest rate of 8% per annum and are due on demand.  During the year ended January 31, 2008, we repaid $4,816 on one of these loans leaving a balance due at January 31, 2008 of $26,684 with accrued interest payable of $1,666.  At April 30, 2008, $26,684 of these notes remained outstanding.

During the year ended January 31, 2007, we executed a promissory note with a significant stockholder, Wayne Mills, in exchange for $13,000.  The note bears 8% interest and is due on demand.  The entire balance of this note remained unpaid at January 31, 2008 with accrued interest payable of $1,396.  This note remained outstanding at April 30, 2008.

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

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, LLP served as our certifying accountant for the fiscal years ended January 31, 2008 and 2007.

Audit Fees

Fees for audit services billed in fiscal years ended January 31, 2008 and 2007 totaling $________ for fiscal year ended 2008, and $10,980 for the fiscal year ended 2007, consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: May 15, 2008	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2008	/s/ Henry Fong
Henry Fong
Director

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at January 31, 2008	F-3

Statement of Operations for the years ended January 31, 2008
and 2007, and from May 11, 2004 (Inception) through January 31, 2008	F-4

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through January 31, 2008	F-5

Statement of Cash Flows for the years ended January 31, 2008
and 2007, and from May 11, 2004 (Inception) through January 31, 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Inhibition Therapeutics, Inc.

We have audited the accompanying balance sheet of Inhibition Therapeutics, Inc. as of January 31, 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended January 31, 2008 and 2007, and the period from May 11, 2004 (inception) through January 31, 2008.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inhibition Therapeutics, Inc. as of January 31, 2008, and the results of its operations and its cash flows for the years ended January 31, 2008 and 2007, and the period from May 11, 2004 (inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues at January 31, 2008, has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern.  The ultimate outcome of this uncertainty cannot presently be determined.  Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CORDOVANO AND HONECK LLP
Cordovano and Honeck LLP
Englewood, Colorado
May 9, 2008

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Balance Sheet January 31, 2008
Assets
Cash	$21,023

Total assets	$21,023

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$305,200
Accounts payable, other	258,835
Notes payable, related party (Note 2)	380,542
Notes payable, other (Note 3)	35,200
Accrued interest payable:
Notes payable, related party (Note 2)	44,358
Notes payable, other (Note 3)	6,938

Total current liabilities	1,031,073

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—
Common stock, $.001 par value; 200,000,000 shares authorized,
16,895,219 shares issued and outstanding	16,895
Additional paid-in capital	1,861,437
Common stock issued for prepaid services (Notes 1 & 5)	(160,417)
Deficit accumulated during the development stage	(2,727,965)

Total shareholders' deficit	(1,010,050)

Total liabilities and shareholders' deficit	$21,023

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Operations

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2008	2007	2008

Operating costs and expenses:
Research and development	$150,000	$300,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	129,750	129,000	783,425
Other (Note 4)	357,409	41,752	580,903

Total operating costs and expenses	(637,159)	(470,752)	(2,264,328)

Interest income (Note 3)	-	-	80,183
Interest expense (Notes 2 & 3)	(364,968)	(56,277)	(543,820)

Loss before income taxes	(1,002,127)	(527,029)	(2,727,965)

Income tax provision (Note 7)	-	-	-

Net loss	$(1,002,127)	$(527,029)	$(2,727,965)

Basic and diluted loss per common share	$(0.06)	$(0.04)

Weighted average common shares outstanding	15,529,913	13,585,915

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statement of Changes in Shareholders' Deficit

				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	—	700
Net loss	—	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—	(44,856)
Net loss	—	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs	250,000	250	67,250	—	—	67,500
Net loss				—	(527,029)	(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)	(1,321,094)

March 2007, conversion of
convertible promissory notes to
common stock (Note 3)	594,356	594	213,374	—	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	172,363	—	—	172,363
March 2007, sale of common stock
(Note 5)	500,000	500	124,500	—	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs (Note 5)	100,000	100	26,900	—	—	27,000
July 2007, conversion of
convertible promissory notes to
common stock (Note 3)	489,863	490	183,209	—	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes (Note 3)	—	—	151,368	—	—	151,368
July 2007, sale of common stock (Note 5)	200,000	200	49,800	—	—	50,000
August 2007, sale of common stock (Note 5)	250,000	250	74,720	—	—	74,970
October 2007, sale of common
stock (Note 5)	200,000	200	59,770	—	—	59,970
November 2007, sale of common stock
(Note 5)	210,000	210	59,790	—	—	60,000
December 2007, stock issued for
consulting services (Note 5)	500,000	500	174,500	(160,417)	—	14,583
December 2007, issuance of stock options
(Note 5)	—	—	140,250	—	—	140,250
January 2008, sale of common stock
(Note 5)	150,000	150	39,850	—	—	40,000
Net loss	—	—	—	—	(1,002,127)	(1,002,127)

Balance at January 31, 2008	16,895,219	$16,895	$1,861,437	(160,417)	$(2,727,965)	$(1,010,050)

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Cash Flows

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,002,127)	$(527,029)	$(2,727,965)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 1)	315,250	—	316,250
Common stock issued for prepaid services	(160,417)		(160,418)
Loss on debt extinguishment (Note 3)	126,612	—	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	323,731	—	323,731
Changes in operating assets and liabilities:
Accounts payable	26,893	172,996	258,835
Related party payables (Note 2)	46,325	129,000	305,200
Accrued expenses	18,411	42,008	97,352
Net cash used in
operating activities	(305,322)	(183,025)	(1,460,403)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(115,936)	101,919	369,142
Proceeds from notes payable, other (Note 3)	5,200	13,000	48,200
Proceeds from convertible promissory note (Note 3)	—	—	225,000
Proceeds from issuance of common stock,
net of offering costs (Note 5)	436,940	67,500	883,940
Net cash provided by
financing activities	326,204	182,419	1,526,282

Net change in cash and
cash equivalents	20,882	(606)	21,023

Cash and cash equivalents:
Beginning of period	141	747	—

End of period	$21,023	$141	$21,023

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$22,264	$14,669	$42,371

Noncash financing transactions:
Notes and interest payable converted to stock	$271,055	$—	$271,755
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to financial statements

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Inhibition Therapeutics, Inc., formerly known as Inhibetex Therapeutics, Inc. and Organic Soils.Com, Inc., (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada.   The Company’s focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies.  These new drugs identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply.
The Company is conducting its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs.  The research is conducted at the VA Medical Center in Tampa, Florida under the direction of Dr. Acevedo-Duncan.  The CRADA will have the final objective of developing therapeutic reagents to prevent cancer cell proliferation.  The CRADA agreement is a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments.  Under the terms of the CRADA, the Company will have the right to commercialize any inventions resulting from this research. As of September 2007, the Company’s rights under the CRADA continue but it has no obligation for further funding beyond those commitments contained in the CRADA.  The Company may amend the CRADA to provide further funding at any time, but is not obligated to do so.  As of January 31, 2008, no agreements had been reached with the VA to provide further funding although the Company owed $237,000 in amounts accrued under the CRADA as of that date.

Reverse Merger

Effective May 19, 2005, Inhibetex Therapeutics, Inc. entered into an Agreement and Plan of Reorganization with Organic Soils.com, Inc. (“Organic Soils.com”).  The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibition Therapeutics, Inc. (the “Company”).  In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock.  At the closing of the Agreement, the current shareholders of Inhibetex would own approximately 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.
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

Development Stage

Prior to its reverse merger on May 11, 2004, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  The $2,727,965 loss recognized by the Company from May 11, 2004 through January 31, 2008, is included in the accompanying financial statements as “deficit accumulated during development stage”.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at January 31, 2008 were $-0-.

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

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

management to be more likely than not.  The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.  More information on the Company’s income taxes is available in Note 6. Income Taxes in these financial statements.

Stock-based Compensation

The Company has one stock option plan approved by its stockholders in 2005, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (“SFAS 123R”) Share-Based Payment which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, Accounting for Stock Issued to Employees (APB 25).   The Company has elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  During the year ended January 31, 2008, the Company granted 425,000 stock options to directors, officers and employees that were valued at $140,250 based upon the Black-Scholes option pricing model ($0.33 grant date value per option).

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”Common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation.

Research and Development

Research and development costs are expensed as incurred.  In each of the years ended January 31, 2008 and 2007, and from May 11, 2004 (inception) through January 31, 2008, the Company incurred $150,000, $300,000 and $900,000 in research and development costs, respectively, under the CRADA.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At January 31, 2008, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended January 31, 2008 and 2007, as the impact of the potential common shares, which total 3,369,219(January 31, 2008), 316,568(January 31, 2007), would be antidilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended January 31, 2008 and 2007 is equal to basic loss per share.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.  The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

The FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities” in March 2008.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently evaluating the requirements of SFAS No. 161.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 1995, and state tax examinations for years before 1995. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized during the quarter.

NOTE 2.RELATED PARTY TRANSACTIONS

During January 2005, the Company signed promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for $33,500.  At January 31, 2005, $700 was converted to 700 shares (74,900 shares post-merger) of common stock, in which $694 was applied to principal and the remaining was applied to interest.  The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash.  During the year ended January 31, 2006, the Company signed additional promissory notes payable to the trust in exchange for $139,200 of which $58,348 was repaid.  During the year ended January 31, 2007, an additional $182,500 was loaned to the Company.  During the year ended January 31, 2008, the Company repaid a total of $21,546 leaving $274,612 payable on these notes as of January 31, 2008, with accrued interest payable of $31,255.  The notes bear interest rate of 8% and are due on demand.

During the year ended January 31, 2006, the Company signed promissory notes totaling $174,000 payable to a company owned by the president, of which $24,078 was repaid during the fiscal year ended January 31, 2006.  During the fiscal year ended January 31, 2007, an additional $26,200 was loaned to the Company and $41,513 was repaid.  During the year ended January 31, 2008, $74,534 in principal was repaid leaving a balance at January 31, 2008 of $60,075 in principal and $1,306 in accrued interest outstanding.  All of the promissory notes have an interest rate of 8% per annum and are due on demand.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

During the year ended January 31, 2006, the Company signed promissory notes totaling $148,000 payable to the president, of which $30,021 was repaid during the year ended January 31, 2006.  During the year ended January 31, 2007, the Company’s president loaned an additional $8,750 and was repaid $107,517.  During the year ended January 31, 2008, an additional $18,541 was repaid leaving $671 in principal and $15 in interest outstanding.  The promissory notes have an interest rate of 8% per annum and are due on demand.

In July 2007, a partnership in which the Company’s president is a partner loaned the Company$5,500 at an interest rate of 8% per annum and due on demand.  This entire note remained outstanding at January 31, 2008 with $237 in accrued interest payable.

During the year ended January 31, 2007, the Company signed a promissory note payable to the secretary/treasurer for $2,000 at an interest rate of 8% per annum and due on demand.  This loan was repaid during the year ended January 31, 2008.

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500.  These notes carry an interest rate of 8% per annum and are due on demand.  During the year ended January 31, 2008, $4,816 in principal was repaid on one of these notes resulting in a principal balance due on both notes of $26,684 as of January 31, 2008, with accrued interest payable of $1,666.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note bears 8% interest and is due on demand.  The entire balance of this note remained unpaid at January 31, 2008 with accrued interest payable of $1,396.

Notes and interest payable to related parties consisted of the following at January 31, 2008:

Notes payable to officers; interest at 8% and due on demand	$671

Notes payable to affiliates of Company officers; interest at 8% and due on demand	366,871

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	380,542

Interest payable related party	44,358

Total principal and interest payable, related party	$424,900

At January 31, 2008, the Company owed its officers a total of $305,200 for accrued but unpaid management services.  This amount is included in the financial statements under “Accounts payable, related party” at January 31, 2008.  The Board of Directors has estimated the value of management services at the monthly rates of $8,000 and $2,000 for the Company’s president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.  In each of the years ended January 31, 2008 and 2007, the Company incurred $120,000, in management services expense.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

The Company rents office space on a month-to-month basis from an affiliate of the Company’s officers at the rate of $1,000 per month beginning in November 2008, and $750 per month in all prior periods.   This amount was determined based on the amount of space occupied by the Company and includes the use of phone systems including long distance fees as well as standard office equipment (copier/fax/scanner/postage meter).  Rent expense totaled $9,750 in the year ended January 31, 2008 and $9,000 in the year ended January 31, 2007.

Accounts payable to related parties consisted of the following at January 31, 2007:

Management fees payable to officers	$305,200

Total accounts payable, related party	$305,200

NOTE 3. PROMISSORY NOTES

Convertible Promissory Notes

In September and October 2004, the Company entered into agreements to borrow an aggregate principal amount of $225,000 and to issue to the lenders convertible promissory notes (the “Notes”).

Each note carried an interest rate of 8% per annum.  Principal and accrued interest was due in October and November 2005.  At the option of the lenders, the principal and accrued interest was convertible, in whole or in part, into $0.001 par value common stock of the Company at 75% of the average closing price of the common stock for the first thirty days immediately following the date the Company began trading as a public company (May 19, 2005) or $3.38 per share.

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

Accordingly, the Company recorded an initial liability of $80,183 for the fair value of the Notes’ embedded liability. The initial value of the embedded liability was amortized over the term of the Notes ending in the quarter ended October 31, 2005, and recognized as amortization expense of $80,183 which was included in interest expense in the nine month period ended October 31, 2005.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

Notes payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $6,917 at January 31, 2008.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest rate under this note was 44% and therefore the Company owed approximately $38,000 in interest payable at January 31, 2008.  The Company is disputing the claimed increased interest rate and intends to

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the difference of approximately $31,000 in accrued interest on the note at January 31, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $21 at January 31, 2008.

NOTE 4. OTHER EXPENSE

Other expense for the years ended January 31, 2008 and 2007, and for the period from May 11, 2004 (Inception) through January 31, 2008 consisted of the following:

	Year ended January 31, 2008	Year ended January 31, 2007	May 11, 2004 (Inception) through January 31, 2008
General and administrative	$12,441	$2,513	$28,273
Legal and accounting	11,023	27,839	77,976
Loss on debt extinguishment	126,612	-	126,612
Professional services	52,500	11,400	192,209
Stock based compensation	154,833	-	155,833
	$357,409	$41,752	$580,903

NOTE 5. CAPITAL STOCK

Common Stock

The Company offered shares of its common stock during the period from May 11, 2004 (inception) through January 31, 2005.  The shares were not registered pursuant to the Securities Act of 1933 (the “Act”), as amended.  These shares were offered pursuant to an exemption from registration requirements of the Act.  During the year ended January 31, 2006 and during the period from May 11, 2004 (inception) through January 31, 2005, the Company sold 428,000 (post-merger) and 89,300 (9,555,100 post-merger) shares of common stock for gross proceeds of $100,000 and $279,500, respectively.  The Company also issued 963,000 shares for debt issue costs and 74,900 shares for conversion of notes payable to Common stock.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

In December 2004, the Company issued 1,000 (107,000 post-merger) shares of its par value common stock to a consultant for services performed.  The shares were valued by the Board of Directors at $1.00 per share based upon contemporaneous sales of stock for cash.  The Company recorded stock based compensation expense in the amount of $1,000 in the accompanying financial statements.

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

In March 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above through which the Company issued 594,356 shares of common stock upon the conversion of convertible promissory notes, the noteholders who converted their notes also agreed to purchase 500,000 restricted shares of the Company’s common stock in a private placement transaction.  These shares were purchased at $0.25 per share for which the Company received proceeds of $125,000.  The Company also issued the noteholders warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

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

In July 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above through which the Company issued 489,863 shares of common stock upon the conversion of a convertible promissory note, the noteholder who converted their note also agreed to purchase 200,000 restricted shares of the Company’s common stock in a private placement transaction.  These shares were purchased at $0.25 per share for which the Company received proceeds of $50,000.  The Company also issued the noteholder warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

In August through November 2007, the Company sold shares in a private placement of its restricted common stock to accredited investors at a purchase price of $0.25 to $0.30 per unit, which includes one share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date.  A total of 660,000 restricted shares of common stock and 660,000 warrants were sold for total proceeds to the Company of $244,940.

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation.

In January 2008, the Company sold 150,000 units in a private placement of its restricted common stock to accredited investors for total proceeds of $40,000 or a purchase price of $0.27 per unit, which includes one share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date.

Warrants

A summary of the activity of the Company’s outstanding warrants during the years ended January 31, 2008 and 2007is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2006	-	$-	$-

Granted	250,000	0.50	0.50
Exercised	-	0.00	0.00

Outstanding and exercisable at January 31, 2007	250,000	$0.50	$0.50

Granted	2,694,219	0.50	0.50
Exercised	-	-	-

Outstanding and exercisable at January 31, 2008	2,944,219	$0.50	$0.50

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2008.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	2,944,219	$ 0.50	2.1 years

	2,944,219	$ 0.50	2.1 years

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Stock Options

During the year ended January 31, 2008, the Company granted officers, directors and employees 425,000 options to purchase shares of common stock at an exercise price of $0.35 per share (the market value of the common stock on the date of the grant).  The options were valued at $140,250 based upon the Black-Scholes option pricing model (approximately a $0.33 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $140,250 of stock based compensation expense during the year ended January 31, 2008.  All options outstanding at January 31, 2008 are fully vested and exercisable.  A summary of outstanding balances at January 31, 2008 and 2007 is as follows:

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2007	0	$-	-	$-

Options granted	425,000	0.35	4.92	21,250

Outstanding at January 31, 2008	425,000	$0.35	4.92	$21,250

The fair value of options granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the grants made during the year ended January 31, 2008:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
December 2007	$140,250	5 years	$0.35	$0.35	165%	3.375%

NOTE 6. COMMITMENTS AND CONTINGENCIES

CRADA Agreement

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

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Under the Agreement, the Company agreed to contribute $75,000 to JHVREF on a quarterly basis for three years.  Such contributions commenced on September 30, 2004 to continue on the first day of each calendar quarter until the total sum of $900,000 is paid at the end of the three-year term.  JHVREF has full legal ownership of the gifts immediately upon receipt as well as ultimate control over all distribution and use of the funds, subject to the terms and conditions of the Agreement.  The Company has the right and authority to terminate the Agreement upon written notice and thereby be released only from its commitments to make any future gifts that remain to be paid.
The Company incurred $150,000 and $300,000 in research and development cost during each of the years ended January 31, 2008 and 2007, and has incurred a total of $900,000 during the period from May 11, 2004 (inception) through January 31, 2008.  As of January 31, 2008, $237,000 in research and development fees were accrued but unpaid.

Lawsuit

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest rate on the note totaled $6,917 at January 31, 2008.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest payable under this note was 44% and therefore the Company owed approximately $38,000 in interest payable at January 31, 2008.  The Company is disputing the claimed increased interest rate and intends to vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the difference of approximately $31,000 in accrued interest on the note at January 31, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

NOTE 7. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended January 31, 2008 and 2007:

	For the year ended January 31,	For the year ended January 31
	2008	2007

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

INHIBITION THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

At January 31, 2007, deferred tax assets consisted of a net tax asset of $1,032,600, due to operating loss carryforwards of $2,727,965, which was fully allowed for, in the valuation allowance of $1,032,600.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The increase in the deferred tax assets and the corresponding valuation allowance during the year ended January 31, 2008 was $387,100.  The net operating loss carryforward expires through the year 2028.

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