Form 10-Q
period 2008-04-30
INHIBITON THERAPEUTICS, INC.
filed 2008-06-20
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7315 East Peakview Avenue
Englewood, Colorado 80111
(Address of principal executive offices) (Zip code)

(303) 796-8940
(Registrant's telephone number including area code)

 (Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding at June 16, 2008: 17,137,219

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheets at April 30, 2008 (unaudited) and January 31, 2008	F-2

Statement of Operations for the three months ended April 30, 2008, three months ended April 30, 2007, and from May 11, 2004 (Inception)
through April 30, 2008 (unaudited)	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through April 30, 2008 (unaudited)	F-4

Statement of Cash Flows for the three months ended April 30, 2008, three months ended April 30, 2007, and from May 11, 2004 (Inception)
through April 30, 2008 (unaudited)	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	11

Part II – Other Information	13

Signatures	14

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2008	2008
	(Unaudited)
Assets
Cash	$272	$21,023

Total assets	$272	$21,023

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$312,700	$305,200
Accounts payable, other	248,046	258,835
Notes payable, related party (Note 2)	353,725	380,542
Notes payable, other (Note 3)	35,200	35,200
Accrued interest payable:
Notes payable, related party (Note 2)	45,265	44,358
Notes payable, other (Note 3)	7,632	6,938

Total current liabilities	1,002,568	1,031,073

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized,
17,137,219 (April 30) and 16,895,219 (January 31) shares
issued and outstanding	17,137	16,895
Additional paid-in capital	1,929,195	1,861,437
Common stock issued for prepaid services (Note 6)	(116,667)	(160,417)
Deficit accumulated during the development stage	(2,831,961)	(2,727,965)

Total shareholders' deficit	(1,002,296)	(1,010,050)

Total liabilities and shareholders' deficit	$272	$21,023

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2008	2007	2008

Operating costs and expenses:
Research and development	$-	$75,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	33,000	32,250	816,425
Other (Note 4)	63,211	65,613	644,114

Total operating costs and expenses	(96,211)	(172,863)	(2,360,539)

Interest income	-	-	80,183
Interest expense (Notes 2 & 3)	(7,785)	(184,250)	(551,605)

Loss before income taxes	(103,996)	(357,113)	(2,831,961)

Income tax provision (Note 5)	-	-	-

Net loss	$(103,996)	$(357,113)	$(2,831,961)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding	17,137,219	14,463,904

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)
				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	—	700
Net loss	—	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—	(44,856)
Net loss	—	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)	(861,565)

July 2006 and August 2006,
sale of common stock, less
$7,500 of offering costs	250,000	250	67,250	—	—	67,500
Net loss				—	(527,029)	(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)	(1,321,094)

March 2007, conversion of convertible
promissory notes to common stock	594,356	594	213,374	—	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes	—	—	172,363	—	—	172,363
March 2007, sale of common stock	500,000	500	124,500	—	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs	100,000	100	26,900	—	—	27,000
July 2007, conversion of convertible
promissory notes to common stock	489,863	490	183,209	—	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes	—	—	151,368	—	—	151,368
July 2007, sale of common stock	200,000	200	49,800	—	—	50,000
August 2007, sale of common stock	250,000	250	74,720	—	—	74,970
October 2007, sale of common
stock	200,000	200	59,770	—	—	59,970
November 2007, sale of common stock	210,000	210	59,790	—	—	60,000
December 2007, stock issued for
consulting services	500,000	500	174,500	(160,417)	—	14,583
December 2007, issuance of stock options	—	—	140,250	—	—	140,250
January 2008, sale of common stock	150,000	150	39,850	—	—	40,000
Net loss	-	—	—	—	(1,002,127)	(1,002,127)

Balance at January 31, 2008	16,895,219	$16,895	$1,861,437	(160,417)	$(2,727,965)	$(1,010,050)

February 2008, sale of common stock
(Note 6)	242,000	242	67,758	—	—	68,000
April 2008, expense stock issued for
prepaid services in Dec 2007 (Note 6)	—	—	—	43,750	—	43,750
Net loss	—	—	—	—	(103,996)	(103,996)

Balance at April 30, 2008	17,137,219	$17,137	$1,929,195	(116,667)	$(2,831,961)	$(1,002,296)

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(103,996)	$(357,113)	$(2,831,961)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	316,250
Common stock issued for prepaid services	43,750	—	(116,667)
Loss on debt extinguishment	—	65,379	126,612
Expense incurred upon issuance or modification
of stock and warrants	—	172,363	323,731
Changes in operating assets and liabilities:
Accounts payable	(10,990)	307	247,845
Related party payables (Note 2)	7,500	27,250	312,700
Accrued expenses	1,802	(2,427)	99,153
Net cash used in
operating activities	(61,934)	(94,241)	(1,522,337)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(26,817)	(57,048)	342,325
Proceeds from notes payable, other (Note 3)	—	—	48,200
Proceeds from convertible promissory note (Note 3)	—	—	225,000
Proceeds from issuance of common stock,
net of offering costs (Note 6)	68,000	152,000	951,940
Net cash provided by
financing activities	41,183	94,952	1,567,465

Net change in cash and
cash equivalents	(20,751)	711	272

Cash and cash equivalents:
Beginning of period	21,023	141	—

End of period	$272	$852	$272

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$6,183	$9,614	$48,554

Noncash financing transactions:
Notes and interest payable converted to stock	$—	$148,589	$271,755
Stock issued in exchange for debt issue costs	$—	$—	$900

See accompanying notes to condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2008, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Related Party

At April 30, 2008, the Company owed its officers a total of $312,700 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

The Company rents office space, including the use of office machines, phone systems and long distance fees, from an affiliate at the rate of $1,000 per month, based on the amount of space occupied by the Company.  Rent expense totaled $3,000 for the three months ended April 30, 2008.

Accounts payable to related parties consisted of the following at April 30, 2008:

Management fees payable to officers	$312,700

Rent payable to company affiliated with officers	-0-

Total accounts payable, related party	$312,700

In periods prior to the three months ended April 30, 2008, the Company issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  As of April 30, 2008, $274,612 in principal and $36,172 in accrued interest was outstanding on all notes payable to the trust.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the three months ended April 30, 2008, the Company made payments of $26,817 on promissory notes payable to a company owned by the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At April 30, 2008, $33,258 in principal and $4,876 in accrued interest remained outstanding on all notes payable to this affiliate.

At April 30, 2008, the Company owed $671 in principal and $28 in accrued interest on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.

In periods prior to the three months ended April 30, 2008, the Company executed two promissory notes with companies affiliated with the Company’s officers.  These notes carry an interest rate of 8% per annum and are due on demand.  As of April 30, 2008, $26,684 in principal remained outstanding with accrued interest payable of $2,190.

During the quarter ended July 31, 2007, the Company executed a promissory note with a partnership affiliated with the Company’s president in the amount of $5,500.  This note carries an interest rate of 8% and is due on demand.  As of April 30, 2008, the entire balance of this note remains outstanding with accrued interest payable of $346.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note bears 8% interest and is due on demand.  The entire balance of this note remained unpaid at April 30, 2008 with accrued interest payable of $1,653.

Notes and interest payable to related parties consisted of the following at April 30, 2008:

Notes payable to officers; interest at 8% and due on demand	$671

Notes payable to affiliates of Company officers; interest at 8% and due on demand	340,054

Note payable to significant stockholder; interest at 8% and due on demand	13,000

Notes payable, related party	353,725

Interest payable related party	45,265

Total principal and interest payable, related party	$398,990

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $7,509 at April 30, 2008.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest rate under this note was 44% and therefore the Company owed approximately $41,300 in interest payable at April 30, 2008.  The Company is disputing the claimed increased interest rate and intends to vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the disputed difference of approximately $33,800  in accrued interest on the note at April 30, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

Note 4:  Other Expense

Other expense for the three month period ended April 30, 2008 and 2007, and for the period from May 11, 2004 (Inception) through April 30, 2008 consisted of the following:

	Three months ended April 30, 2008	Three months ended April 30, 2007	May 11, 2004 (Inception) through April 30, 2008
General and administrative	$3,197	$2,037	$31,470
Legal and accounting	664	(2,403)	78,640
Loss on debt extinguishment	-	65,379	126,612
Professional services	59,350	600	251,559
Stock based compensation	-	-	155,833
	$63,211	$65,613	$644,114

Note 5:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6:  Capital Stock

In February 2008, we issued 242,000 shares of our common stock to four unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $68,000 or $0.28 per unit which consisted of one share of common stock and one common stock purchase warrant.  Each warrant is exercisable at $0.50 per share for a period of three years from the issuance date.

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation.  During the quarter ended April 30, 2008, we expensed $43,750 leaving a balance of $116,667 to be expensed through December 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provided funding of $75,000 quarterly for a period of three years ended September 2007.  Funding of the CRADA commenced in September 2004 and we have expensed a total of $900,000 in research and development costs as of April 30, 2008, $227,000 of which remained unpaid and is included in accounts payable as of that date.

While our unaudited financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor has raised a substantial doubt about our ability to continue as a going concern.

Our liquidity and capital resource needs are such that to address the going concern situation addressed in our unaudited financial statements at April 30, 2008, we will require approximately $350,000 of additional capital to fund the balance due under the CRADA as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During three months ended April 30, 2008, we received net proceeds of $68,000 in additional funds through equity sales.

11

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

Our results of operations for the period ended April 30, 2008 as compared to April 30, 2007 were affected by the fact we no longer are paying or accruing research and development fees under the CRADA.  Without those fees our operating costs remained stable at $96,211 for the three months ended April 30, 2008 as compared to $97,863 for the three months ended April 30, 2007.  Interest expense decreased significantly in the three months ended April 30, 2008 as compared to the same period on 2007 given there was $172,363 in interest expense recorded in the 2007 period related to the fair value of warrants issued on the conversion of certain promissory notes.  In the absence of that amount, interest expense in the 2007 period was $11,887.

Off-Balance Sheet Arrangements.  During the three months ended April 30, 2008, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(a)(4) of the SEC’s Regulation S-B.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rules 13a-15(f)).  Under the supervision and with the participation of Henry Fong, our Chief Executive Officer who is also our Principal Executive Officer and Principal Accounting Officer, we conducted an evaluation and effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective such that the information relating to us required to be disclosed with our with the Securities and Exchange Commission (“SEC”) reports is (i) recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions requiring timely disclosure.

12

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in “Internal Control-Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded, as of January 31, 2008, our internal control over financial reporting was effective based on those criteria.  There were no changes in internal controls during the period covered by this report.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: June 20, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

14