Form 10-Q
period 2008-07-31
INHIBITON THERAPEUTICS, INC.
filed 2008-09-22
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at September 15, 2008: 18,884,326

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheets at July 31, 2008 (unaudited) and January 31, 2008	F-2

Statement of Operations for the three and six months ended July 31, 2008, three and six months ended July 31, 2007, and from May 11, 2004 (Inception)
through July 31, 2008 (unaudited)	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through July 31, 2008 (unaudited)	F-4

Statement of Cash Flows for the three and six months ended July 31, 2008, three and six months ended July 31, 2007, and from May 11, 2004 (Inception)
through July 31, 2008 (unaudited)	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

Part II – Other Information	15

Signatures	16

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	January 31,
	2008	2008

Assets
Cash	$318	$21,023

Total assets	$318	$21,023

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$327,600	$305,200
Accounts payable, other	250,333	258,835
Derivative liability, convertible notes payable	42,900	—
Notes payable, related party (Note 2)	328,225	380,542
Notes payable, other (Note 3)	35,200	35,200
Convertible notes payable, net of discount of 31,334 (Note 3)	23,666
Accrued interest payable:
Interest payable, convertible notes (Note 3)	993	—
Interest payable, related party notes (Note 2)	46,287	44,358
Interest payable, notes payable other (Note 3)	8,342	6,938

Total current liabilities	1,063,547	1,031,073

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized,
17,384,326 (July 31) and 16,895,219 (January 31) shares
issued and outstanding	17,384	16,895
Additional paid-in capital	1,946,214	1,861,437
Common stock issued for prepaid services (Note 6)	(72,917)	(160,417)
Deficit accumulated during the development stage	(2,953,910)	(2,727,965)

Total shareholders' deficit	(1,063,228)	(1,010,050)

Total liabilities and shareholders' deficit	$318	$21,023

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months	May 11, 2004 (Inception)
	ended	ended	ended	ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

Operating costs and expenses:
Research and development	$-	$75,000	$-	$150,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	33,000	32,250	66,000	64,500	849,425
Other (Note 4)	66,393	76,038	129,604	141,651	710,507

Total operating costs and expenses	(99,393)	(183,288)	(195,604)	(356,151)	(2,459,932)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(8,666)	-	(8,666)	-	71,517
Interest expense (Notes 2 & 3)	(10,990)	(162,568)	(18,775)	(346,818)	(562,595)
Fair value adjustment of derivative liabilities (Note 3)	(2,900)	-	(2,900)	-	(2,900)

Loss before income taxes	(121,949)	(345,856)	(225,945)	(702,969)	(2,953,910)

Income tax provision (Note 5)	-	-	-	-	-

Net loss	$(121,949)	$(345,856)	$(225,945)	$(702,969)	$(2,953,910)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Weighted average common shares outstanding	17,219,588	14,962,023	17,178,404	14,712,963

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	—	700
Net loss	—	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—	(44,856)
Net loss	—	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)	(861,565)

July 2006 and August 2006, sale of common
stock, less $7,500 of offering costs	250,000	250	67,250	—	—	67,500
Net loss				—	(527,029)	(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)	(1,321,094)

March 2007, conversion of convertible
promissory notes to common stock	594,356	594	213,374	—	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes	—	—	172,363	—	—	172,363
March 2007, sale of common stock	500,000	500	124,500	—	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs	100,000	100	26,900	—	—	27,000
July 2007, conversion of convertible
promissory notes to common stock	489,863	490	183,209	—	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes	—	—	151,368	—	—	151,368
July 2007, sale of common stock	200,000	200	49,800	—	—	50,000
August 2007, sale of common stock	250,000	250	74,720	—	—	74,970
October 2007, sale of common stock	200,000	200	59,770	—	—	59,970
November 2007, sale of common stock	210,000	210	59,790	—	—	60,000
December 2007, stock issued for
consulting services	500,000	500	174,500	(160,417)	—	14,583
December 2007, issuance of stock options	—	—	140,250	—	—	140,250
January 2008, sale of common stock	150,000	150	39,850	—	—	40,000
Net loss	-	—	—	—	(1,002,127)	(1,002,127)

Balance at January 31, 2008	16,895,219	$16,895	$1,861,437	(160,417)	$(2,727,965)	$(1,010,050)

February 2008, sale of common stock
(Note 6)	242,000	242	67,758	—	—	68,000
July 2008, expense stock issued for
prepaid services in Dec 2007 (Note 6)	—	—	—	87,500	—	87,500
July 2008, conversion of promissory note
to common stock (Note 6)	247,107	247	14,579	—	—	14,826
July 2008, issuance of warrants to
convertible noteholders (Note 3)	—	—	2,440	—	—	2,440
Net loss	—	—	—	—	(225,945)	(225,945)

Balance at July 31, 2008	17,384,326	$17,384	$1,946,214	(72,917)	$(2,953,910)	$(1,063,228)

See accompanying notes to financial statements

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Six months	Six months	(Inception)
	ended	ended	Through
	July 31,	July 31,	July 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(225,945)	$(702,969)	$(2,953,910)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	—	—	316,250
Common stock issued for prepaid services (Note 6)	87,500	—	(72,917)
Loss on debt extinguishment	—	126,612	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	2,440	323,731	326,171
Increase in derivative liability	2,900	—	2,900
Amortization of discount on debentures payable (Note 3)	8,666	—	8,666
Changes in operating assets and liabilities:
Accounts payable	(8,501)	51,867	250,334
Related party payables (Note 2)	22,400	54,500	327,600
Accrued expenses	6,152	7,810	103,503
Net cash used in
operating activities	(104,388)	(138,449)	(1,564,791)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(39,317)	(58,785)	329,825
Proceeds from notes payable, other (Note 3)	—	—	48,200
Proceeds from convertible promissory note (Note 3)	55,000	—	280,000
Proceeds from issuance of common stock,
net of offering costs (Note 6)	68,000	202,000	951,940
Net cash provided by
financing activities	83,683	143,215	1,609,965

Net change in cash and
cash equivalents	(20,705)	4,766	318

Cash and cash equivalents:
Beginning of period	21,023	141	—

End of period	$318	$4,907	$318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$8,125	$14,877	$50,496

Noncash financing transactions:
Notes and interest payable converted to stock	$14,826	$271,055	$286,581
Stock issued in exchange for debt issue costs	$—	$—	$900

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2:  Related Party

At July 31, 2008, the Company owed its officers a total of $326,900 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

The Company rents office space, including the use of office machines, phone systems and long distance fees, from an affiliate at the rate of $1,000 per month, based on the amount of space occupied by the Company.  Rent expense totaled $3,000 for the three months ended April 30, 2008.

Accounts payable to related parties consisted of the following at April 30, 2008:

Management fees payable to officers	$326,900

Rent payable to company affiliated with officers	700

Total accounts payable, related party	$327,600

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the quarter ended July 31, 2008, the Company paid $5,443 in principal leaving $269,170 in principal and $39,577 in accrued interest outstanding on all notes payable to the trust at July 31, 2008.

During the three months ended July 31, 2008, the Company made payments of $33,875 on promissory notes payable to a company owned by the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At July 31, 2008, $26,200 in principal and $3,482 in accrued interest remained outstanding on all notes payable to this affiliate.

At July 31, 2008, the Company owed $671 in principal and $42 in accrued interest on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.

In periods prior to the three months ended April 30, 2008, the Company executed two promissory notes with companies affiliated with the Company’s officers.  These notes carry an interest rate of 8% per annum and are due on demand.  As of July 31, 2008, $26,684 in principal remained outstanding with accrued interest payable of $2,728.

During the quarter ended July 31, 2007, the Company executed a promissory note with a partnership affiliated with the Company’s president in the amount of $5,500.  This note carries an interest rate of 8% and is due on demand.  As of April 30, 2008, the entire balance of this note remains outstanding with accrued interest payable of $457.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note carried an interest rate of 8% and was due on demand.  On July 1, 2008, this stockholder converted this note along with $1,826 in accrued interest into 247,107 shares of the Company’s $0.001 common stock at $0.06 per share, the closing price of the common stock on that date.

Notes and interest payable to related parties consisted of the following at July 31, 2008:

Notes payable to officers; interest at 8% and due on demand	$671

Notes payable to affiliates of Company officers; interest at 8% and due on demand	327,554

Notes payable, related party	328,225

Interest payable related party	46,286

Total principal and interest payable, related party	$374,511

Note 3: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $8,114 at July 31, 2008.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest rate under this note was 44% and therefore the Company would owe approximately $44,627 in interest payable at July 31, 2008.  The Company is disputing the claimed increased interest rate and intends to vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the disputed difference of approximately $36,500  in accrued interest on the note at July 31, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at July 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $228 at July 31, 2008.

Convertible Promissory Notes

In July 2008, the Company entered into agreements to borrow an aggregate principal amount of $55,000 and to issue to the lenders convertible promissory notes (the “Notes”).  Each note carries an interest rate of 8% per annum with the principal and accrued interest due in July 2009.  At the option of the lenders, the principal and accrued interest is convertible, in whole or in part, into $0.001 par value common stock of the Company at 75% of the average closing price of the common stock for the twenty trading days immediately prior to conversion, provided however, that the conversion price cannot be lower than $0.05 per share.

The Company evaluated the Notes’ conversion terms to determine if they gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares if converted.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Notes.  Such discount will be accreted from the date of issuance to the maturity date.  The change in the fair value of the liability for derivative contracts will be credited to other interest income (expense) in the consolidated statements of operations.  The beneficial conversion feature (an embedded derivative) included in the Notes resulted in an initial debt discount of $40,000.

The changes in the fair value of the derivative liability will be calculated quarterly based on the then current market prices for the common stock and the liability will be adjusted for the amortization of the debt discount as calculated for each period.  As of July 31, 2008, based on the value of the derivative liability at that date, the liability increased on the valuation by $2,900.  The Company recorded a debit to expense of $9,863 to amortize the original $40,000 discount over the one year term of the notes.  Accordingly,  the Company had a derivative liability of $42,900 and a convertible notes payable balance of $23,666 included in the balance sheet at July 31, 2008.  Interest payable on the notes was $993 as of July 31, 2008.

In connection with the issuance of the Notes, the Company also issued the lenders warrants to purchase up to 27,500 shares of $0.001 par value common stock for a period of three years at an exercise price of $0.25 per share.  The Company calculated the fair value of the warrants utilizing the Black-Scholes valuation method at issuance date and determined the fair value to be $2,440.

The fair value of the warrants issued in connection with the Notes was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 2, 2008	$1,515	3 years	$0.25	$0.12	182%	2.5%
May 21, 2008	$925	3 years	$0.25	$0.09	182%	2.5%

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4:  Other Expense

Other expense for the three and six month periods ended July 31, 2008 and 2007, and for the period from May 11, 2004 (Inception) through July 31, 2008 consisted of the following:

	Three months ended July 31, 2008	Three months ended July 31, 2007	Six months ended July 31, 2008	Six months ended July 31, 2007	May 11, 2004 (Inception) through October 31, 2007
General and administrative	$814	$473	$4,011	$2,510	$32,284
Legal and accounting	7,379	8,632	8,043	6,229	86,019
Loss on debt extinguishment	-	61,233		126,612	126,612
Professional services	58,200	5,700	117,550	6,300	309,759
Stock based compensation	-	-	-	-	155,833
	$66,393	$76,038	$129,604	$141,651	$710,507

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

In July 2008, we issued 247,107 shares of our common stock to a current stockholder upon the conversion of a promissory note in the amount of $13,000 plus $1,826 in accrued interest for a total of $14,826, or $0.06 per share.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Warrants

A summary of the activity of the Company’s outstanding warrants at January 31, 2008 and  July 31, 2008 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2008	2,944,219	$ 0.50	$ 0.11

Granted	269,500	0.47	0.01
Exercised	-	-	-

Outstanding and exercisable at July 31, 2008	3,213,719	$ 0.50	$ 0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2008.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.25	27,500	$ 0.25	2.8 years
$0.50	3,186,219	$ 0.50	2.0 years

	3,213,719	$ 0.50	2.1 years

Stock Options

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation.  During the six month period ended July 31, 2008, we expensed $87,500 leaving a balance of $72,917 to be expensed through December 2008.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A summary of outstanding stock option balances under the 2005 Stock Incentive Plan at January 31, 2008 and July 31, 2008 is as follows:

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2008	425,000	$0.35	4.92	$21,250

Options granted	-	-	-	-

Outstanding at July 31, 2008	425,000	$0.35	4.42	$21,250

Note 7:  Subsequent Events

In August 2008, we executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. through which the Company is to acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company has been funding since September 2004.  This agreement will be effective upon payment by the Company of a $40,000 Technology Access Fee, which has not yet been paid, retroactive to April 2008.  Among other things, the terms of the agreement call for the Company to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, the Company must pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should the Company produce an FDA approved product.  The licensors will also receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.

In August 2008, we executed a consulting agreement through which the consultant received 500,000 restricted shares of our $0.001 par value common stock in return for providing certain business consulting services for a period of one year.  The shares are valued at $25,000 or $0.05 per share, the market price of our common stock on the issue date.

In August 2008, our president, Henry Fong, converted $100,000 in accrued management fees due him to 1,000,000 shares of our $0.001 par value common stock under the 2005 Stock Incentive Plan.  The shares are valued at $0.10 per share, the market price of our common stock on the date of issuance.

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

In general terms, the VA provides facilities, government furnished equipment and scientific skills and we provided funding of $75,000 quarterly for a period of three years ended September 2007.  Funding of the CRADA commenced in September 2004 and we have expensed a total of $900,000 in research and development costs as of July 31, 2008, $227,000 of which remained unpaid and is included in accounts payable as of that date.

While our unaudited financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor has raised a substantial doubt about our ability to continue as a going concern.

Our liquidity and capital resource needs are such that to address the going concern situation addressed in our unaudited financial statements at July 31, 2008, we will require at least $800,000 of additional capital to fund the balance due under the CRADA, to meet certain benchmarks under a License Agreement executed in August 2008, as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During six months ended July 31, 2008, we received net proceeds of $68,000 in additional funds through equity sales as well as $55,000 from the issuance of convertible promissory notes.

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

13

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

Our results of operations for the period ended July 31, 2008 as compared to July 31, 2007 were affected by the fact we no longer are paying or accruing research and development fees under the CRADA.  Without those fees our operating costs remained stable at $99,393 and $195,604 for the three and six months ended July 31, 2008 as compared to $108,288 and $206,151 for the three and six months ended July 31, 2007.  Interest expense decreased significantly in the six months ended July 31, 2008 as compared to the same period on 2007 given there was $323,731 in interest expense recorded in the 2007 period related to the fair value of warrants issued on the conversion of certain promissory notes.  In the absence of that amount, interest expense in the 2007 period was $23,087 as compared to $18,775 in the 2008 period.

Off-Balance Sheet Arrangements.  During the three and six month periods ended July 31, 2008, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(a)(4) of the SEC’s Regulation S-B.

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

14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In July 2007, we issued 247,107 shares of our $0.001 par value common stock to a significant stockholder upon the conversion of $14,826 in principal and interest due on a promissory note, or $0.06 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: September 22, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

16