Form 10-Q
period 2008-10-31
INHIBITON THERAPEUTICS, INC.
filed 2008-12-17
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at December 15, 2008: 20,359,326

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Condensed Balance Sheets at October 31, 2008 (unaudited) and January 31, 2008	F-2

Condensed Statement of Operations for the three and nine months ended
October 31, 2008, three and nine months ended October 31, 2007, and from
May 11, 2004 (Inception) through October 31, 2008 (unaudited)	F-3

Condensed Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through October 31, 2008 (unaudited)	F-4

Condensed Statement of Cash Flows for nine months ended October 31, 2008, nine months ended October 31, 2007, and from May 11, 2004 (Inception)
through October 31, 2008 (unaudited)	F-5

Notes to Condensed Financial Statements	F-6

Item 2. Plan of Operation	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

Part II – Other Information	15

Signatures	17

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Balance Sheets

	October 31,	January 31,
	2008	2008
	(Unaudited)	(Audited)
Assets
Cash	$241	$21,023

Total assets	$241	$21,023

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$230,300	$305,200
Accounts payable, other	290,432	258,835
Derivative liability, convertible notes payable (Note 3)	27,500	—
Notes payable, related party (Note 2)	299,004	380,542
Notes payable, other (Note 3)	35,200	35,200
Convertible notes payable, net of discount of 21,252 (Note 3)	33,748
Accrued interest payable:
Interest payable, convertible notes (Note 3)	2,102	—
Interest payable, related party notes (Note 2)	51,412	44,358
Interest payable, notes payable other (Note 3)	9,052	6,938

Total current liabilities	978,750	1,031,073

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized,
20,359,326 (October 31) and 16,895,219 (January 31) shares
issued and outstanding	20,359	16,895
Additional paid-in capital	2,156,739	1,861,437
Common stock issued for prepaid services (Note 6)	(29,167)	(160,417)
Deficit accumulated during the development stage	(3,126,440)	(2,727,965)

Total shareholders' deficit	(978,509)	(1,010,050)

Total liabilities and shareholders' deficit	$241	$21,023

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					May 11, 2004
	Three months	Three months	Nine months	Nine months	(Inception)
	ended	ended	ended	ended	Through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007	2008

Operating costs and expenses:
Research and development	$-	$-	$-	$150,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	33,000	32,250	99,000	96,750	882,425
Other (Note 4)	136,876	25,654	266,480	167,629	847,383

Total operating costs and expenses	(169,876)	(57,904)	(365,480)	(414,379)	(2,629,808)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(10,082)	-	(18,748)	-	61,435
Interest expense (Notes 2 & 3)	(7,973)	(8,905)	(26,747)	(355,723)	(570,567)
Fair value adjustment of derivative liabilities (Note 3)	15,400	-	12,500	-	12,500

Loss before income taxes	(172,531)	(66,809)	(398,475)	(770,102)	(3,126,440)

Income tax provision (Note 5)	-	-	-	-	-

Net loss	$(172,531)	$(66,809)	$(398,475)	$(770,102)	$(3,126,440)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.05)

Weighted average common shares outstanding	20,075,993	15,901,886	18,144,267	15,163,700

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	—		279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—		900
December 2004, issuance of common stock
for services	107,000	107	893	—	—		1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	—		700
Net loss	—	—	—	—	(534,619)		(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)		(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—		100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—		(44,856)
Net loss	—	—	—	—	(664,190)		(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)		(861,565)

July 2006 and August 2006, sale of common
stock, less $7,500 of offering costs	250,000	250	67,250	—	—		67,500
Net loss				—	(527,029)		(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)		(1,321,094)

March 2007, conversion of convertible
promissory notes to common stock	594,356	594	213,374	—	—		213,968
Issuance of warrants upon conversion
of convertible promissory notes	—	—	172,363	—	—		172,363
March 2007, sale of common stock	500,000	500	124,500	—	—		125,000
April 2007, sale of common stock,
less $3,000 of offering costs	100,000	100	26,900	—	—		27,000
July 2007, conversion of convertible
promissory notes to common stock	489,863	490	183,209	—	—		183,699
Issuance of warrants upon conversion
of convertible promissory notes	—	—	151,368	—	—		151,368
July 2007, sale of common stock	200,000	200	49,800	—	—		50,000
August 2007, sale of common stock	250,000	250	74,720	—	—		74,970
October 2007, sale of common stock	200,000	200	59,770	—	—		59,970
November 2007, sale of common stock	210,000	210	59,790	—	—		60,000
December 2007, stock issued for
consulting services	500,000	500	174,500	(160,417)	—		14,583
December 2007, issuance of stock options	—	—	140,250	—	—		140,250
January 2008, sale of common stock	150,000	150	39,850	—	—		40,000
Net loss	-	—	—	—	(1,002,127)		(1,002,127)

Balance at January 31, 2008	16,895,219	16,895	1,861,437	(160,417)	(2,727,965)		(1,010,050)

February 2008, sale of common stock
(Note 6)	242,000	242	67,758	—	—		68,000
July 2008, expense stock issued for
prepaid services in Dec 2007 (Note 6)	—	—	—	131,250	—		131,250
July 2008, conversion of promissory note
to common stock (Note 6)	247,107	247	14,579	—	—		14,826
July 2008, issuance of warrants to
convertible noteholders (Note 3)	—	—	2,440	—	—		2,440
August 2008, stock issued for
consulting services (Note 6)	500,000	500	24,500	—	—		25,000
August, september and October 2008, sale of
common stock (Note 6)	1,450,000	1,450	85,550	—	—		87,000
August 2008, stock issued for liabilities (Note 6)	1,000,000	1,000	99,000	—	—		100,000
October 2008, stock issued for services (Note 6)	25,000	25	1,475	—	—		1,500
Net loss	—	—	—	—	(398,475)		(398,475)

Balance at October 31, 2008	20,359,326	$20,359	$2,156,739	$(29,167)	$(3,126,440)		$(978,509)

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Nine months	Nine months	(Inception)
	ended	ended	Through
	October 31,	October 31,	October 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(398,475)	$(702,969)	$(3,126,440)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 6)	26,500	—	342,750
Common stock issued for prepaid services (Note 6)	131,250	—	(29,167)
Loss on debt extinguishment	—	126,612	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3)	2,440	323,731	326,171
Increase in derivative liability (Note 3)	27,500	—	27,500
Amortization of discount on debentures payable (Note 3)	(21,252)	—	(21,252)
Changes in operating assets and liabilities:
Accounts payable	31,597	51,867	290,432
Related party payables (Note 2)	25,100	54,500	330,300
Accrued expenses	13,097	7,810	110,448
Net cash used in
operating activities	(162,243)	(138,449)	(1,622,646)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(68,539)	(58,785)	300,603
Proceeds from notes payable, other (Note 3)	—	—	48,200
Proceeds from convertible promissory note (Note 3)	55,000	—	280,000
Proceeds from issuance of common stock,
net of offering costs (Note 6)	155,000	202,000	1,038,940
Net cash provided by
financing activities	141,461	143,215	1,667,743

Net change in cash and
cash equivalents	(20,782)	4,766	241

Cash and cash equivalents:
Beginning of period	21,023	141	—

End of period	$241	$4,907	$241

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$10,961	$14,877	$53,332

Noncash financing transactions:
Notes and interest payable converted to stock	$14,826	$271,055	$286,581
Stock issued in exchange for debt issue costs	$—	$—	$900
Stock issued in exchange for related party debt	$100,000	$—	$100,000

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 2:  Related Party

At October 31, 2008, the Company owed its officers a total of $229,300 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

In August 2008, our president, Henry Fong, converted $100,000 in accrued management fees due him to 1,000,000 shares of our $0.001 par value common stock under the 2005 Stock Incentive Plan.  The shares were valued at $0.10 per share, the market price of our common stock on the date of issuance.

The Company rents office space, including the use of office machines, phone systems and long distance fees, from an affiliate at the rate of $1,000 per month, based on the amount of space occupied by the Company.  Rent expense totaled $9,000 for the nine months ended October 31 2008.

Accounts payable to related parties consisted of the following at October 31 2008:

Management fees payable to officers	$229,300

Rent payable to company affiliated with officers	1,000

Total accounts payable, related party	$230,300

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the nine months ended October 31, 2008, the Company paid $34,664 in principal leaving $239,949 in principal and $43,762 in accrued interest outstanding on all notes payable to the trust at October 31, 2008.

During the nine months ended October 31, 2008, the Company made payments of $33,875 on promissory notes payable to a company owned by the president.  The notes bear an interest rate of 8% per annum and are due on demand.  At October 31, 2008, $26,200 in principal and $3,761 in accrued interest remained outstanding on all notes payable to this affiliate.

At October 31, 2008, the Company owed $671 in principal and $55 in accrued interest on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.

In periods prior to the nine months ended October 31, 2008, the Company executed promissory notes with companies affiliated with the Company’s officers.  These notes carry an interest rate of 8% per annum and are due on demand.  As of October 31, 2008, $26,684 in principal remained outstanding with accrued interest payable of $3,266.

During the quarter ended July 31, 2007, the Company executed a promissory note with a partnership affiliated with the Company’s president in the amount of $5,500.  This note carries an interest rate of 8% and is due on demand.  As of April 30, 2008, the entire balance of this note remains outstanding with accrued interest payable of $568.

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

Notes and interest payable to related parties consisted of the following at October 31, 2008:

Notes payable to officers; interest at 8% and due on demand	$671

Notes payable to affiliates of Company officers; interest at 8% and due on demand	298,333

Notes payable, related party	299,004

Interest payable related party	51,412

Total principal and interest payable, related party	$350,416

Note 3: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $8,719 at October 31, 2008.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest rate under this note was 44% and therefore the Company would owe approximately $47,950 in interest payable at October 31, 2008.  The Company is disputing the claimed increased interest rate and intends to vigorously defend this lawsuit.  Should the Company not prevail in this action, the maximum exposure pursuant to the suit would be the disputed difference of approximately $39,230  in accrued interest on the note at October 31, 2008, plus any further interest expense at the increased interest rate for future periods until the matter is settled.

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at October 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $333 at October 31, 2008.

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

The changes in the fair value of the derivative liability will be calculated quarterly based on the then current market prices for the common stock and the liability will be adjusted for the amortization of the debt discount as calculated for each period.  As of October 31, 2008, based on the value of the derivative liability at that date, the liability decreased on the valuation by $12,500.  The Company recorded a debit to expense of $18,748 to amortize the original $40,000 discount over the one year term of the notes.  Accordingly,  the Company had a derivative liability of $27,500 and a convertible notes payable balance of $33,748 included in the balance sheet at October 31, 2008.  Interest payable on the notes was $2,102 as of October 31, 2008.

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4:  Other Expense

Other expense for the three and nine month periods ended October 31, 2008 and 2007, and for the period from May 11, 2004 (Inception) through October 31, 2008 consisted of the following:

	Three months ended October 31, 2008	Three months ended October 31, 2007	Nine months ended October 31, 2008	Nine months ended October 31, 2007	May 11, 2004 (Inception) through October 31, 2008
General and administrative	$1,087	$871	$5,098	$3,381	$33,371
Technology access fees	40,000	-	40,000	-	40,000
Legal and accounting	3,189	1,683	11,232	8,236	89,208
Loss on debt extinguishment	-	-	-	126,612	126,612
Professional services	92,600	23,100	210,150	29,400	402,359
Stock based compensation	-	-	-	-	155,833
	$136,876	$25,654	$266,480	$167,629	$847,383

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

During the three month period ended October 31, 2008, we issued 1,450,000 shares of our common stock to seven unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $87,000 or $0.06 per share.

In August 2008, we executed a consulting agreement through which the consultant received 500,000 restricted shares of our $0.001 par value common stock in return for providing certain business consulting services for a period of one year.  The shares are valued at $25,000 or $0.05 per share, the market price of our common stock on the issue date.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Warrants

A summary of the activity of the Company’s outstanding warrants at January 31, 2008 and  October 31, 2008 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2008	2,944,219	$ 0.50	$ 0.11

Granted	269,500	0.47	0.01
Exercised	-	-	-

Outstanding and exercisable at October 31, 2008	3,213,719	$ 0.50	$ 0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2008.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.25	27,500	$ 0.25	2.6 years
$0.50	3,186,219	$ 0.50	1.8 years

	3,213,719	$ 0.50	1.9 years

Stock Options

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation.  During the nine month period ended October 31, 2008, we expensed $131,250 leaving a balance of $29,167 to be expensed through December 2008.

In August 2008, our president, Henry Fong, converted $100,000 in accrued management fees due him to 1,000,000 shares of our $0.001 par value common stock under the 2005 Stock Incentive Plan.  The shares were valued at $0.10 per share, the market price of our common stock on the date of issuance.

In October 2008 we issued 25,000 shares to a consultant under the 2005 Stock Incentive Plan.  The shares were valued at $0.06 per share, the market price of our common stock on the date of issuance.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A summary of outstanding stock option balances under the 2005 Stock Incentive Plan at January 31, 2008 and October 31, 2008 is as follows:

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2008	425,000	$0.35	4.92	$0

Options granted	-	-	-	-

Outstanding at October 31, 2008	425,000	$0.35	4.17	$0

Note 7:  Agreements

License Agreement

In August 2008, we executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. through which we acquired the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process we have been funding since September 2004.  Under the agreement, we currently owe a $40,000 Technology Access Fee, which has not yet been paid, retroactive to April 2008.  Among other things, the terms of the agreement call for us to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, we must pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should we produce an FDA approved product.  The licensors will also receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.

Item 2. Plan of Operation.

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

In August 2008, we executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. through which we acquired the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process we have been funding since September 2004.  Under the agreement, we currently owe a $40,000 Technology Access Fee, which has not yet been paid, retroactive to April 2008.  Among other things, the terms of the agreement call for us to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, we must pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should we produce an FDA approved product.  The licensors will also receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.

While our unaudited financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our independent auditor has raised a substantial doubt about our ability to continue as a going concern.

Our liquidity and capital resource needs are such that to address the going concern situation addressed in our unaudited financial statements at October 31, 2008, we will require at least $800,000 of additional capital to fund the balance due under the CRADA, to meet certain benchmarks under a License Agreement executed in August 2008, as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts which may be necessary to pay existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.  During nine months ended October 31, 2008, we received net proceeds of $155,000 in additional funds through equity sales as well as $55,000 from the issuance of convertible promissory notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of October 31, 2008 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO has not evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) due to the fact that the we do not have the personnel resources or technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO believes that, during the period covered by this report, such internal controls and procedures were effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended October 31, 2008, we issued 1,450,000 shares of our common stock to seven unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $87,000 or $0.06 per share.

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: December 17, 2008	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer