Form 10-K
period 2009-01-31
INHIBITON THERAPEUTICS, INC.
filed 2009-05-18
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JANUARY 31, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes  ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes  ☒No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of April 30, 2009 was $1,554,643, based on the last sale price of the issuers common stock ($0.13 per share) as reported by the OTC Bulletin Board.

The Registrant had 22,825,993 shares of common stock outstanding as of April 30, 2008.

Documents incorporated by reference: None

INHIBITON THERAPEUTICS, INC.
FORM 10-K

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

(a)           General development of business.

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

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI Partners, LLC (“HPI”), a Colorado Limited Liability Company, and the Security Holders of HPI Partners, LLC (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock, through which HPI and its wholly-owned subsidiary AlumiFuel Power, Inc. became a wholly owned subsidiaries of the Company (the “Share Exchange”).  The 418,500 shares of the Company’s Series A Preferred Stock automatically convert to 34,397,261 shares of the Company’s $0.001 par value common stock upon approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.  In addition, the HPI Members received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock, in exchange for a like number of HPI warrants that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

Under the terms of the Share Exchange Agreement, HPI issued to the Company a promissory note in the amount of $200,000 bearing an interest rate of 5% per annum that is due and payable by HPI to the Company on or before March 4, 2014.  In addition, the Company must commence a private placement of up to $300,000 of its common stock to be offered to the HPI Members at a per share price equal to $0.0122, the equivalent price for each share of the Company’s common stock issued to the HPI Members in the Stock Exchange.

Further terms of the Share Exchange Agreement require the Company to increase the total number of shares of the Company issued in the Share Exchange by the same percentage increase as the increase in the total number of outstanding shares of the Company resulting from the Company’s issuance, between the May 5, 2009 and 90 days following that date, of all shares it shall issue in exchange for debt due from the Company to third party debt holders during the 90 day period.

In connection with the Share Exchange Agreement, API is a wholly-owned operating subsidiary of the Company as of May 5, 2009.  API is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  API’s hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

API’s technology is based on the exothermic reaction of aluminum powder and water, combined with proprietary additives which act as catalysts, initiators and reactants. Novel packaging of the aluminum powder and additives into cartridges enables them to be inserted into a generator/reactor, where an infusion of water results in the rapid generation of highly pure hydrogen and superheated steam.  API has an outstanding IP portfolio, including new patent filings embodying its unique and independent technology, and significant proprietary know-how regarding the practical ability to engineer desired reactions at required scales and rates.

API’s lab and offices are located in the Philadelphia Science Center in downtown Philadelphia, where it has access to world class testing instruments and technical talent.  API has a seasoned management team and an experienced and dedicated technical team; and has close working relationships with major industry players as path-to-market partners, including major defense contractors and commercial fabricators of the company’s reactors and cartridge products on an outsourcing basis.

(b)    Financial information about segments.

Through January 31, 2009, we operated in only one industry segment.

(c)             Narrative description of business.

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

We have been conducting our research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veteran’s Affairs.  The research is conducted at the VA Medical Center in Tampa Florida under the direction of Dr. Mildred Acevedo-Duncan, who is affiliated with the University of South Florida and the Veteran’s Administration.  The CRADA will have the final objective of developing therapeutic reagents to consist of a PKC-iota inhibitor to prevent cancer cell proliferation.  The CRADA agreements are a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories' developments and expertise should be made accessible to private industry, state and local governments. It has been further stated that one of the main purposes of this act is to improve the economic, environmental and social well being of the United States by stimulating the utilization of federally funded technology developments by the entities involved.  Under the terms of the CRADA, we will have the right to commercialize any inventions resulting from this research.

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

In general terms, the VA is providing facilities, government furnished equipment and scientific skills and we provided funding of $75,000 quarterly for a period of three years.  Funding of the CRADA commenced in September 2004 and continued through September 2008.  The Company expensed $150,000 for research and development costs in the fiscal year ended January 31, 2008.  In her research Dr. Acevedo-Duncan, utilizes university researchers and collaborative researchers from other institutions in the areas of organic chemistry, physics, drug discovery, biochemistry and molecular biology to work on the CRADA research. Under the terms of the CRADA, Inhibetex will have the right to commercialize any inventions resulting from this research.  As of September 2007, our rights under the CRADA continue but we will have no obligation for further funding beyond those commitments contained in the CRADA.  We may amend the CRADA to provide further funding at any time, but are not obligated to do so.  As of the filing of this report, no agreements had been reached with the VA to provide further funding although we owed $227,000 in accrued funding under the CRADA at January 31, 2009.

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

In August 2008, we executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which we will acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process we began funding in September 2004.  Under the agreement, we currently owe a $40,000 Technology Access Fee, which has not yet been paid.  Among other things, the terms of the agreement call for us to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, we are required to pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should the Company produce an FDA approved product.  As of the date of this filing, no such fees have been paid.  The licensors are also to receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.

Due to our nominal capitalization, as of January 31, 2009, we have not paid the technology access fee and have failed to substantially perform under the License Agreement.  As a result, the licensors could declare a default under the License Agreement at any time and if we fail to perform our obligations under the agreement during any cure period, we may lose our ability to secure the licensing rights for the ICA-1 process.  Presently, we do not have the resources necessary to pay the outstanding fees and are in contact with the licensors in an attempt to modifying the License Agreement to delay payment of certain obligations under the License Agreement.

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

Research and Development

Pursuant to the CRADA agreement, we have expensed $150,000 on research and development costs during the past two years including $0 and $150,000 expensed in the fiscal years ended January 31, 2009 and 2008, respectively.  All of these costs were borne by us.  Of these amounts, $227,000 was accrued but not yet paid as of January 31, 2009.

Employees

We currently have no employees.  We do, however, have personnel supporting our research and development activities through the CRADA as described above including one full-time researcher and a varying number of research assistants and collaborative researchers the number of which varies throughout the year. Our officers and director devote only such time to our business as is necessary to conduct the operations of the company.

ITEM 1A. RISK FACTORS

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

To date, we have generated no product revenues.  Unless and until we receive approval from the FDA and other regulatory authorities for any potential product candidates developed from our research, we will not have product revenues.  There is no assurance we will have any potential product candidates.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete our research or fund necessary pre-clinical or clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities should our research be successful.  In addition, we could be forced to discontinue product development.  Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

Our drug research and development program depends upon third-party researchers who are outside our control.

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

Developments by competitors may render our research, products or technologies obsolete or non-competitive.

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

If we fail to adequately protect or enforce present or future intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

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

If we infringe the rights of third parties we could be prevented from selling potential products, forced to pay damages, and defend against litigation.

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

ITEM 2.   PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We paid $750 per month during the fiscal year ended January 31, 2007 and the first nine months of the fiscal year ended January 31, 2008.  Beginning in the fourth quarter of the fiscal year ended January 31, 2008, that amount increased to $1,000 per month, which continued through the fiscal year ended January 31, 2009.   These amounts include the use of office space as well as the use of fax machines, copy machines, telephone equipment and other office equipment and supplies.

ITEM 3.   LEGAL PROCEEDINGS.

During the year ended January 31, 2006, we received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $9,324 at January 31, 2009.  In January 2008, the holder of this note filed a lawsuit against us in Douglas County Court, Douglas County Colorado, claiming the interest rate under this note was 44% and therefore the Company owed approximately $38,000 in interest payable at January 31, 2008.  This lawsuit was dismissed by the plaintiffs during the fiscal year ended January 31, 2009.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No items were submitted to our security holders during the fourth quarter ended January 31, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Bid Price
	High	Low
Fiscal year ended January 31, 2009
Quarter ended January 31, 2009	$0.15	$0.04
Quarter ended October 31, 2008	$0.10	$0.02
Quarter ended July 31, 2008	$0.12	$0.04
Quarter ended April 30, 2008	$0.37	$0.07

Fiscal year ended January 31, 2008
Quarter ended January 31, 2008	$0.56	$0.26
Quarter ended October 31, 2007	$0.35	$0.26
Quarter ended July 31, 2007	$0.50	$0.29
Quarter ended April 30, 2007	$0.51	$0.29

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)           Holders

The number of record holders of our common stock as of April 30, 2009, was 88 according to our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)           Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)           Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of January 31, 2009, including options available for future issuance under our 2005 Stock Incentive Plan approved by our security holders on March 31, 2005.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	425,000	$0.35	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	425,000	$0.35	-0-

Recent Sales of Unregistered Equity Securities

In December 2008, the Company issued 1,666,667 shares of its common stock to a note holder in exchange for $100,000 in principal and interest due by us.  These shares were valued at $0.06 per share, the closing market price for the Company’s common stock on the issue date.

In January 2009, we issued 50,000 shares of common stock to an unaffiliated accredited investor pursuant to a private placement.  The shares were sold for $3,000 or $0.06 per share.

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

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 31, 2009 and 2008.

The independent auditors’ report on our financial statements for the years ended January 31, 2009 and 2008 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

(a)    Liquidity and Capital Resources

To address the going concern situation addressed in our financial statements at January 31, 2009, for the year ended January 31, 2009, we anticipate we will require approximately $325,000 of additional capital to fund the balance due under the CRADA agreement, obligations under the pending License Agreement, as well as for general corporate working capital to fund our minimal day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.

During the fiscal year ended January 31, 2009, we received a net of approximately $362,000 from our financing activities, which included the issuance of convertible promissory notes totaling $255,000 and shares of our common stock and warrants totaling $158,000.  This compared to cash provided by financing activities of $326,000 in the fiscal year ended January 31, 2008 derived primarily via proceeds from the issuance of our common stock.

In the fiscal year ended January 31, 2009, net cash used in operation activities was $382,591.  This compared to net cash used in operating activities of $305,322 for the fiscal year ended January 31, 2008.  The 2009 amount included an $809,216 net loss that included $460,561 in total operating costs and expenses.  This compares to a net loss of $1,002,127 in the year ended January 31, 2008 that included $637,159 in total operating costs and expenses, which included $150,000 in research and development costs.

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

(b)           Results of Operations

For the year ended January 31, 2009, our total operating costs and expenses were $460,561 versus $637,159 for the same period in 2008.  The 2008 amount included $150,000 in research and development costs that did not occur in 2009.  Of the remaining selling, general and administrative expenses, we incurred $460,561 in 2009 versus $487,159 in 2008.  Those amounts included $132,000 and $129,750 in 2009 and 2008, respectively comprised of related party expense which included officer management fees and rent paid to related parties.  The balance of $328,561 and $357,409 for “other” SG&A expenses was comprised of the following:

	Year ended January 31, 2009	Year ended January 31, 2008
General and administrative	$9,149	$12,441
Legal and accounting	15,315	11,023
Technology fees	40,000	0
Loss on debt extinguishment	-	126,612
Professional services	237,597	52,500
Stock based compensation	26,500	154,833
	$328,561	$357,409

The “other” SG&A expense during the fiscal year ended January 31, 2009 included $237,597 in professional services expenses that was comprised primarily of $160,417 in expenses related to stock issued to a consultant in December 2007 for a one-year consulting agreement that expired in December 2008.

Other income (expense) for the fiscal year ended January 31, 2009 was $348,655 as compared to $364,968 in the year ended January 31, 2008.  Of this amount for 2009, $330,274 was interest expense and with approximately $295,000 comprised of expense related to the fair value of warrant issuances and beneficial conversion features of convertible notes issued during the year.  Similarly, for the $364,948 in interest expense in 2008, $323,731 related to the fair value of warrant issuances during the fiscal year.

(c)           Off-Balance sheet arrangements

During the fiscal year ended January 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have limited exposure to market risks related to changes in interest rates. We do not currently invest in equity instruments of public or private companies for business or strategic purposes.

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $506,966 of debt outstanding as of January 31, 2009, which has been borrowed at fixed rates ranging from 8% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8.      FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of January 31, 2009, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our CEO/CFO has evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation.  Based upon our management’s discussions with our auditors and other advisors, our CEO/CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

Due to the small size and limited financial resources, our administrative assistant, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of two individuals. This limited segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)                      Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	73	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Aaron A. Grunfeld	62	Director	November 2008

Thomas B. Olson	43	Secretary	May 2005

(c)           Significant employees

Not applicable.

(d)           Family relationships

None.

(e)           Business experience

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005, and held the same positions with Inhibetex Therapeutics, Inc. since its inception in May 2004.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded financial services company, since June 2004.  Mr. Fong has been president and a director of Equitex 2000, Inc. since its inception in 2001. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. since March 2002. China Nuvo Solar Energy is a publicly traded company developing alternative energy solutions.  From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

AARON A. GRUNFELD
Mr. Grunfeld became a director in November 2008. Mr. Grunfeld was a director of Equitex, Inc. from November 1991 to December 2006. Mr. Grunfeld has been engaged in the practice of law since 1971 and has been of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California from November 1995 to August 2006.  Mr. Grunfeld is also a member of the board of directors of the Metropolitan Water District of Southern California.  Since August 2006 he has practiced law as a principal of Law Offices of Aaron A. Grunfeld and Associates.  Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

THOMAS B. OLSON
Mr. Olson has been secretary of the Company since May 2005, and held the same positions with Inhibetex Therapeutics, Inc. since its inception in May 2004.  Mr. Olson was the secretary of Hydrogen Power, Inc. (f/k/a Equitex, Inc.), a publicly traded alternative energy company, from January 1988 to April 2007.  Since March 2002, Mr. Olson has been the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions. Mr. Olson has been Secretary of Equitex 2000, Inc. since its inception in 2001.  Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

(f)           Involvement in certain legal proceedings

Not applicable.

(g)           Promoters and control persons

Not applicable.

(h)           Audit committee financial expert.

See (i) below.

(i)           Identification of the audit committee

The Company does not currently have an audit committee of the board of directors, as none is required, and the board believes it can effectively serve in that function and, therefore, currently does.  Management believes that certain individuals on the board of directors may have the necessary attributes to serve as a financial expert on an audit committee, if required.

Code of Ethics

We have adopted a Code of Ethics for our senior financial management, which includes our chief executive officer and chief financial officer as principal executive and accounting officers, that has been filed as exhibit 14.1 to this report.

ITEM 11.    EXECUTIVE COMPENSATION.

(a)           General

We currently have two executive officers including our President, Mr. Henry Fong, who is also our principal executive officer and our principal financial officer; and Mr. Thomas B. Olson, who is our Secretary.

(b)           Compensation discussion and analysis

Beginning October 1, 2003, our president and secretary each receive a management fee of $8,000 and $2,000 per month, respectively, for their services as officers of the Company.  Of the amounts set forth below, $39,700 remained accrued but unpaid to Mr. Fong at January 31, 2009.

Periodically, the board of directors awards stock options to officers, directors and employees as incentive to attract and maintain their employment with us.  No such awards were made during the fiscal year ended January 31, 2009.

(c)	Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the year ended January 31, 2009, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director; Principal Executive Officer & Principal Accounting Officer	2009 2008	$96,000 $96,000	$0 $0	$0 $99,000	$0 $0	$96,000 $195,000

(d)           Grants of plan based awards table

No plan based grants were made during the fiscal year ended January 31, 2009.

(e)           Narrative disclosure to summary compensation table and grants

We currently have no employment agreements or arrangements with either of our officers.  Our officers received no compensation other than management fees and the grant of certain stock options in the year ended January 31, 2008.   In December 2007, Mr. Fong was granted 300,000 options to purchase our common stock under our 1995 Stock Incentive Plan.  The options expire five years from their issue date and have an exercise price of $0.35 per share, the market price reported on the date of grant.  These options were valued at $99,000 based upon the Black-Scholes option pricing model ($0.33 grant date value per option).

(f)           Outstanding equity awards at fiscal year end table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	300,000	0	0	$0.34	12/21/2012	0	$0	0	$0

(g)           Option exercises and stock vested table

Not applicable.

(h)          Pension benefits

Not applicable.

(i)           Nonqualified defined contribution and other nonqualified deferred compensation plans

Not applicable.

(j)           Potential payments upon termination or change-in-control

Not applicable.

(k)           Compensation of directors

Our sole independent director received no compensation for his services as our director during the year ended January 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 30, 2009 (1) each person known by us to beneficially own 5% or more of the Company’s outstanding common stock, (2) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended), (3) each of our directors and (4) all of our named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.   We had 22,825,993 shares outstanding as of April 30, 2009.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Gulfstream Financial Partners, LLC 7315 East Peakview Avenue Englewood, CO 80111	3,085,000 (2)	13.5%
Wayne Mills 1615 Northridge Drive Medina, MN 55391	1,808,817 (3)	7.9%
Perkins Capital Management, Inc. 730 East Lake Street Wayzata, MN 55391	3,702,382 (4)	15.5%
Henry Fong 7315 East Peakview Avenue Englewood, CO 80111	3,985,000 (5)	16.8%
Aaron A. Grunfeld 9200 Sunset Boulevard Ninth Floor Los Angeles, CA 90069	400,000 (6)	1.7%
Thomas B. Olson 7315 East Peakview Avenue Englewood, CO 80111	971,000 (6)	4.2%
All Executive Officers and Directors as a Group (3 persons)	5,356,000(5)(6)(7)	21.8%

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

(4)
Based on Schedule 13-G/A filed with the Securities and Exchange Commission on January 26, 2009. Includes 2,608,026 common equivalents and 1,094,356 warrants held by clients of Perkins Capital Management, Inc.  Of these shares, 1,303,485 common equivalents and 875,485 warrants are held by Pyramid Partners, L.P., a Minnesota Limited Partnership in which Perkins Capital Management is the General Partner.

(5)
Consists of 3,085,000 shares held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the president, director and sole stockholder.  Includes 300,000 shares exercisable under our 1995 Stock Incentive Plan and 600,000 shares exercisable under our 2009 Stock Incentive Plan.

(6)	Includes 400,000 shares exercisable under our 2009 Stock Incentive Plan.
(7)
Includes 271,000 shares held by the Thomas B. Olson and Kimberly A. Olson as JTWROS and 300,000 shares owned by a Corporation in which Mr. Olson is the stockholder.  Includes 100,000 shares exercisable under our 1995 Stock Incentive Plan and 300,000 shares exercisable under our 2009 Stock Incentive Plan.

(c)           Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

(b)           Review, approval or ratification of transactions with related persons

Our entire board of directors is responsible for the review, approval or ratification of transactions with related persons.  The board routinely reviews material related party transactions to ensure such transactions are reasonable, appropriate, and in the best interests of the Corporation.  We have no written policies with respect to the review and approval of related party transactions and records of such reviews are contained in the minutes and/or reports of the board of directors as appropriate.

Director Independence

Our board of directors has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent, however, the board has determined that Aaron A. Grunfeld, is an “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process.  In this function, our board performs several functions.  Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation.  Our non-employee board members oversee our compensation policies, plans and programs.  Our non-employee board members further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.  Each of our directors participates in the consideration of director nominees.  In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary.  Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed.  Such factors include relevant business and industry experience and demonstrated character and judgment.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, LLP served as our certifying accountant for the fiscal years ended January 31, 2009 and 2008.

Audit Fees

Fees for audit services billed in fiscal years ended January 31, 2009 and 2008 totaling $11,514for fiscal year ended 2009, and $12,000 for the fiscal year ended 2008, consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

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

PART IV

ITEM 15.    EXHIBITS

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

2.4
Agreement Concerning the Exchange of Securities by and among Inhibiton Therapeutics, Inc. , HPI Partners, LLC, and the Security Holders of HPI Partners, LLC dated March 4, 2009 (incorporated by reference to exhibit number 2.1 of Registrant’s Current Report on Form 8-K filed on May 11, 2009)

3.1
Amended and Restated Articles of Incorporation of Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) filed with the Nevada Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).

3.2	Bylaws (incorporated by reference to the like numbered exhibit of Registrant’s Registration Statement on Form SB-2 filed on March 30, 2001).
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit number 3.1 of Registrant’s Current Report on Form 8-K filed on May 25, 2005).
10.1
Cooperative Research and Development Agreement by and between Inhibetex Therapeutics, Inc. and the VA Medical Center, Tampa, Florida (incorporated by reference to the like numbered exhibit of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed on May 15, 2007).

14.1	Code of Ethics (filed herewith).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: May 18, 2009	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 18, 2009	/s/ Henry Fong
Henry Fong
Director

Date: May 18, 2009	/s/ Aaron A. Grunfeld
Aaron A. Grunfeld
Director

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at January 31, 2009 and January 31, 2008	F-3

Statement of Operations for the years ended January 31, 2009
and 2008, and from May 11, 2004 (Inception) through January 31, 2009	F-4

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through January 31, 2009	F-5

Statement of Cash Flows for the years ended January 31, 2009
and 2008, and from May 11, 2004 (Inception) through January 31, 2009	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Inhibiton Therapeutics, Inc.

We have audited the accompanying balance sheets of Inhibiton Therapeutics, Inc. as of January 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended January 31, 2009 and 2008, and the period from May 11, 2004 (inception) through January 31, 2009.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inhibiton Therapeutics, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended January 31, 2009 and 2008, and the period from May 11, 2004 (inception) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company with no revenues at January 31, 2009, has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern.  The ultimate outcome of this uncertainty cannot presently be determined.  Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
May 15, 2009

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Balance Sheets

	January 31,	January 31,
	2009	2008

Assets
Cash	$655	$21,023

Total assets	$655	$21,023

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$83,850	$305,200
Accounts payable, other	300,811	258,835
Derivative liability, convertible notes payable (Note 3)	26,583	—
Notes payable, related party (Note 2)	216,766	380,542
Notes payable, other (Note 3)	35,200	35,200
Convertible notes payable, net of discount of $8,202 (Note 3)	246,798	—
Accrued interest payable:
Interest payable, convertible notes (Note 3)	6,306	—
Interest payable, related party notes (Note 2)	39,163	44,358
Interest payable, notes payable other (Note 3)	9,761	6,938

Total current liabilities	965,238	1,031,073

Commitments and contingencies	—	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized,
22,075,993 (2009) and 16,895,219 (2008) shares
issued and outstanding	22,076	16,895
Additional paid-in capital	2,550,522	1,861,437
Common stock issued for prepaid services (Note 5)	—	(160,417)
Deficit accumulated during the development stage	(3,537,181)	(2,727,965)

Total shareholders' deficit	(964,583)	(1,010,050)

Total liabilities and shareholders' deficit	$655	$21,023

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Operations

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2009	2008	2009

Operating costs and expenses:
Research and development	$-	$150,000	$900,000
Selling, general and administrative expenses
Related party (Note 2)	132,000	129,750	915,425
Other (Note 4)	328,561	357,409	909,464

Total operating costs and expenses	(460,561)	(637,159)	(2,724,889)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(31,798)	-	48,385
Interest expense (Notes 2 & 3)	(330,274)	(364,968)	(874,094)
Fair value adjustment of derivative liabilities (Note 3)	13,417	-	13,417

Loss before income taxes	(809,216)	(1,002,127)	(3,537,181)

Income tax provision (Note 7)	-	-	-

Net loss	$(809,216)	$(1,002,127)	$(3,537,181)

Basic and diluted loss per common share	$(0.04)	$(0.06)

Weighted average common shares outstanding	18,979,976	15,529,913
See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statement of Changes in Shareholders' Deficit

				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$—

October 2004 and January 2005,
sale of common stock	9,555,100	9,555	269,945	—	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—	900
December 2004, issuance of common stock
for services	107,000	107	893	—	—	1,000
January 2005, conversion of notes payable to
common stock	74,900	75	625	—	—	700
Net loss	—	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—	100,000
May 2005 Reverse acquisition of Organic
Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—	(44,856)
Net loss	—	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)	(861,565)

July 2006 and August 2006, sale of common
stock, less $7,500 of offering costs	250,000	250	67,250	—	—	67,500
Net loss				—	(527,029)	(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)	(1,321,094)

March 2007, conversion of convertible
promissory notes to common stock	594,356	594	213,374	—	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes	—	—	172,363	—	—	172,363
March 2007, sale of common stock	500,000	500	124,500	—	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs	100,000	100	26,900	—	—	27,000
July 2007, conversion of convertible
promissory notes to common stock	489,863	490	183,209	—	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes	—	—	151,368	—	—	151,368
July 2007, sale of common stock	200,000	200	49,800	—	—	50,000
August 2007, sale of common stock	250,000	250	74,720	—	—	74,970
October 2007, sale of common stock	200,000	200	59,770	—	—	59,970
November 2007, sale of common stock	210,000	210	59,790	—	—	60,000
December 2007, stock issued for
consulting services	500,000	500	174,500	(160,417)	—	14,583
December 2007, issuance of stock options	—	—	140,250	—	—	140,250
January 2008, sale of common stock	150,000	150	39,850	—	—	40,000
Net loss	-	—	—	—	(1,002,127)	(1,002,127)

Balance at January 31, 2008	16,895,219	16,895	1,861,437	(160,417)	(2,727,965)	(1,010,050)

February 2008, sale of common stock
(Note 6)	242,000	242	67,758	—	—	68,000
May 2008, issuance of warrants to
convertible noteholders (Note 3)	—	—	2,440	—	—	2,440
July 2008, expense stock issued for
prepaid services in Dec 2007 (Note 5)	—	—	—	160,417	—	160,417
July 2008, conversion of promissory note
to common stock (Note 5)	247,107	247	14,579	—	—	14,826
August 2008, stock issued for
consulting services (Note 5)	500,000	500	24,500	—	—	25,000
August, September and October 2008, sale of
common stock (Note 5)	1,450,000	1,450	85,550	—	—	87,000
August 2008, stock issued for liabilities (Note 3)	1,000,000	1,000	99,000	—	—	100,000
October 2008, stock issued for services (Note 5)	25,000	25	1,475	—	—	1,500
December 2008, stock issued for debt (Note 3)	1,666,667	1,667	98,333	—	—	100,000
January 2008, sale of Common Stock (Note 5)	50,000	50	2,950	—	—	3,000
December 2008 and January 2009, beneficial
conversion feature on convertible notes (Note 3)	—	—	200,000	—	—	200,000
December 2008 and January 2009, issuance of
warrants to convertible noteholders (Note 3)	—	—	92,500	—	—	92,500
Net loss	—	—	—	—	(809,216)	(809,216)

Balance at January 31, 2009	22,075,993	$22,076	$2,550,522	$—	$(3,537,181)	$(964,583)

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC. (A Development Stage Company) Statements of Cash Flows

			May 11, 2004
			(Inception)
	For The Years Ended		Through
	January 31,		January 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(809,216)	$(1,002,127)	$(3,537,181)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 5)	26,500	315,250	342,750
Common stock issued for prepaid services (Note 5)	160,417	(160,417)	—
Loss on debt extinguishment	—	126,612	126,612
Expense incurred upon issuance or modification
of stock and warrants (Note 3 & 5)	94,940	323,731	418,671
Increase in derivative liability (Note 3)	26,583	—	26,583
Amortization of discount on debentures payable (Note 3)	(8,202)	—	(8,202)
Beneficial conversion features on convertible
notes payable (Note 3)	200,000	—	200,000
Changes in operating assets and liabilities:
Accounts payable	41,976	26,893	300,811
Related party payables (Note 2)	(121,350)	46,325	183,850
Accrued expenses	5,761	18,411	103,112
Net cash used in
operating activities	(382,591)	(305,322)	(1,842,994)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(50,777)	(115,936)	318,365
Proceeds from notes payable, other (Note 3)	—	5,200	48,200
Proceeds from convertible promissory notes (Note 3)	255,000	—	480,000
Proceeds from issuance of common stock,
net of offering costs (Note 5)	158,000	436,940	1,041,940
Net cash provided by
financing activities	362,223	326,204	1,888,505

Net change in cash and
cash equivalents	(20,368)	20,882	655

Cash and cash equivalents:
Beginning of period	21,023	141	—

End of period	$655	$21,023	$655

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$12,211	$22,264	$54,582

Noncash financing transactions:
Notes and interest payable converted to stock	$14,826	$271,055	$286,581
Stock issued in exchange for debt issue costs	$—	$—	$900
Stock issued in exchange for related party debt	$200,000	$—	$200,000

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Inhibiton Therapeutics, Inc., formerly known as Inhibetex Therapeutics, Inc. and Organic Soils.Com, Inc., (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada.   The Company’s focus is the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies.  These new drugs are intended to identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply.

The Company has been conducting its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veterans Affairs.  The research is conducted at the VA Medical Center in Tampa, Florida under the direction of Dr. Acevedo-Duncan.  The CRADA will have the final objective of developing therapeutic reagents to prevent cancer cell proliferation.  The CRADA agreement is a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments.  Under the terms of the CRADA, the Company will have the right to commercialize any inventions resulting from this research. As of September 2007, the Company’s rights under the CRADA continue but it has no obligation for further funding beyond those commitments contained in the CRADA.  The Company may amend the CRADA to provide further funding at any time, but is not obligated to do so.  As of January 31, 2009, no further agreements had been reached with the VA to provide further funding although the Company owed $227,000 in amounts accrued under the CRADA as of that date.

Reverse Merger

Effective May 19, 2005, Inhibetex Therapeutics, Inc. entered into an Agreement and Plan of Reorganization with Organic Soils.com, Inc. (“Organic Soils.com”).  The Agreement provided for the reorganization of Inhibetex with Organic Soils.com, with the surviving entity adopting the name Inhibiton Therapeutics, Inc. (the “Company”).  In connection with the Agreement, Organic Soils.com acquired all of the issued and outstanding common shares of Inhibetex, on a fully-diluted basis, in exchange for 11,128,000 shares of Organic Soils.com common stock.  Immediately following closing of the Agreement, the shareholders of Inhibetex owned approximately 82.7% of the outstanding common stock of Organic Soils.com, resulting in a change in control.

This acquisition was treated as a recapitalization of Inhibetex, with Organic Soils.com as the legal surviving entity.  Since Organic Soils.com had, prior to recapitalization, minimal assets and no operations, the recapitalization was accounted for as the sale of 2,323,000 shares of Organic Soils.com common stock for the net assets of Inhibetex.  Additionally, Inhibiton Therapeutics, Inc. assumed and paid accrued liabilities and expenses in the amount of $44,856 in accordance with the Agreement.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

Development Stage

Prior to its reverse merger on May 11, 2004, the Company entered the development stage and became a development stage enterprise in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.  The $3,537,181 loss recognized by the Company from May 11, 2004 through January 31, 2009, is included in the accompanying financial statements as “deficit accumulated during development stage”.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at January 31, 2009 were $-0-.

INHIBITON THERAPEUTICS, INC.
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

In August 2008, the Company executed a consulting agreement through which a consultant received 500,000 restricted shares of $0.001 par value common stock under its 2005 Stock Incentive Plan in return for providing certain business consulting services for a period of one year.  The shares are valued at $25,000 or $0.05 per share, the market price of the Company’s common stock on the issue date.

In August 2008, the Company issued 1,000,000 shares under its 2005 Stock Incentive Plan to Henry Fong, its President, in exchange for $100,000 in debt owed to Mr. Fong.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.10 per share.

In October 2008, the Company issued 25,000 shares under its 2005 Stock Incentive Plan to a consultant in payment for administrative services.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.06 per share, or $1,500.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Research and Development

Research and development costs are expensed as incurred.  In each of the years ended January 31, 2009 and 2008, and from May 11, 2004 (inception) through January 31, 2009, the Company incurred $0, $150,000 and $900,000 in research and development costs, respectively, under the CRADA.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At January 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended January 31, 2009 and 2008, as the impact of the potential common shares, which total 9,738,719 (January 31, 2009), 3,369,219 (January 31, 2008), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended January 31, 2009 and 2008 is equal to basic loss per share.

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.  The adoption of SFAS No. 157 is not expected to have a material impact on our financial statements.

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

NOTE 2. RELATED PARTY TRANSACTIONS

During periods prior to the year ended January 31, 2008, the Company signed promissory notes payable to a trust created by the president of the Company for the benefit of his children, for which the Company owed $296,158.  During the year ended January 31, 2008, the Company repaid a total of $21,546 on these notes leaving $274,612 payable as of January 31, 2008, with accrued interest payable of $31,255.  During the year ended January 31, 2009, the Company repaid $34,664 of these notes and $82,638 in principal plus $17,362 in accrued interest was converted to 1,666,667 shares of common stock leaving a balance due of $157,310 at January 31, 2009.  The issued shares were valued at $0.06 per share, the closing market price for the Company’s common stock on the issue date.  Interest accrued on these notes as of January 31, 2009 was $30,314.  The notes bear interest rate of 8% and are due on demand.

During periods prior to January 31, 2008, the Company signed promissory notes payable to a company owned by the president for which there was a principal balance due of $134,609 at January 31, 2007.  During the year ended January 31, 2008, $74,534 in principal was repaid leaving a balance at January 31, 2008 of $60,075.  During the year ended January 31, 2009, an additional $33,875 in principal was repaid leaving a principal balance due of $26,200 with accrued interest due of $4,289 at January 31, 2009. All of the promissory notes have an interest rate of 8% per annum and are due on demand.

During periods prior to January 31, 2008, the Company signed promissory notes payable to its president for which there was a principal balance due of $19,212 at January 31, 2007.  During the year ended January 31, 2008, $18,540 was repaid leaving $672 in principal outstanding.  No further loans or payments were made during the fiscal year ended January 31, 2009 leaving a principal balance due of $671 with accrued interest due of $69.  The promissory notes have an interest rate of 8% per annum and are due on demand.

In July 2007, a partnership in which the Company’s president is a partner loaned the Company$5,500 at an interest rate of 8% per annum and due on demand.  This entire note remained outstanding at January 31, 2009 with $679 in accrued interest payable.

During the year ended January 31, 2007, the Company signed a promissory note payable to the secretary/treasurer for $2,000 at an interest rate of 8% per annum and due on demand.  This loan was repaid during the year ended January 31, 2008.

During the year ended January 31, 2007, the Company executed two promissory notes with companies affiliated with the Company’s officers in exchange for $31,500.  These notes carry an interest rate of 8% per annum and are due on demand.  During the year ended January 31, 2008, $4,816 in principal was repaid on one of these notes resulting in a principal balance due on both notes of $26,684 as of both January 31, 2008 and January 31, 2009.  Interest due on these notes was $3,812 as of January 31, 2009.

During the year ended January 31, 2007, the Company executed a promissory note with a significant stockholder in exchange for $13,000.  The note carried an 8% interest and was due on demand.  In July 2008, the holder converted this note plus accrued interest totaling $1,826 to 247,107 shares of the Company’s common stock valued at $0.06 per share, the closing market price for the Company’s common stock on the issue date.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Notes and interest payable to related parties consisted of the following at January 31, 2009:

Notes payable to officers; interest at 8% and due on demand	$672

Notes payable to affiliates of Company officers; interest at 8% and due on demand	216,094

Notes payable, related party	216,766

Interest payable related party	39,163

Total principal and interest payable, related party	$255,929

At January 31, 2009, the Company owed its officers a total of $82,850 for accrued but unpaid management services.  This amount is included in the financial statements under “Accounts payable, related party” at January 31, 2009.  The Board of Directors has estimated the value of management services at the monthly rates of $8,000 and $2,000 for the Company’s president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.  In each of the years ended January 31, 2009 and 2008, the Company incurred $120,000, in management services expense.

The Company rents office space on a month-to-month basis from an affiliate of the Company’s officers at the rate of $1,000 per month beginning in November 2008, and $750 per month in all prior periods.  This amount was determined based on the amount of space occupied by the Company and includes the use of phone systems including long distance fees as well as standard office equipment (copier/fax/scanner).  Rent expense totaled $12,000 in the year ended January 31, 2009 and $9,750 in the year ended January 31, 2008.  As of January 31, 2009, $1,000 in rent was due and payable and is included in “Accounts payable, related party” at January 31, 2009.

Accounts payable to related parties consisted of the following at January 31, 2009:

Management fees payable to officers	$82,850

Rent payable to affiliate	1,000

Total accounts payable, related party	$83,850

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

NOTE 3. PROMISSORY NOTES

	January 31,
	2009	2008

Promissory notes payable:

Convertible notes, net of discount of $8,202	$246,798	$-

Notes payable unaffiliated parties; interest rates of 8%; due on demand	35,200	35,200

	281,998	35,200

Interest payable – convertible notes	6,306	-

Interest payable – demand notes	9,761	6,938

Total notes and interest payable	$298,065	$42,138

Convertible Promissory Notes

2004 Notes

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

In March 2007, $125,000 in principal of the convertible promissory notes along with $23,589 in accrued interest were converted to common stock at $0.25 per share with the note holders receiving 594,356 restricted shares of common stock.  In addition, the note holders were issued warrants to purchase a total of 594,356 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date.  The shares were valued at $0.36 per share, which represents the market value on the issuance date.  The Company recorded a loss on the extinguishment of debt of $65,379 in the three months ended April 30, 2007, as a result of this transaction.  The Company determined the fair value of the warrants were estimated to be $172,363 on the grant date using the Black-Scholes option pricing model, which was recorded as interest expense in the three months ended April 30, 2007.

In July 2007, the final $100,000 in principal of the convertible promissory notes along with $22,466 in accrued interest were converted to common stock at $0.25 per share with the note holder receiving 489,863 restricted shares of common stock.  In addition, the note holder was issued warrants to purchase a total of 489,863 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from their issuance date.  The shares were valued at $0.375 per share, which represents the market value on the issuance date.  The Company recorded a loss on the extinguishment of debt of $61,233 in the three month period ended July 31, 2007, as a result of this transaction.  The Company determined the fair value of the warrants were estimated to be $151,368 on the grant date using the Black-Scholes option pricing model, which was recorded as interest expense in the three month period ended July 31, 2007.

The fair value of the warrants issued in connection with the conversion of the convertible debt to common stock was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
April 2007	$172,363	3 years	$0.50	$0.36	156%	4.5%
July 2007	$151,368	3 years	$0.50	$0.375	161%	4.5%

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

May 2008 Notes

In May 2008, the Company issued notes payable to two accredited investors for the issuance of $55,000 of 10% unsecured convertible notes in private transactions (the “May Notes”).  The May Notes are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion subject to a floor of $0.05 per share. The Company has determined that the conversion feature represents an embedded derivative.  Since the May Notes are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments of $30,037 has been recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the May Notes.  The change in the fair value of the derivative liability will be re-measured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

The fair value of the derivative instruments was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 2, 2008	$16,333	1 year	$0.09	$0.12	101%	2.1%
May 21, 2008	$13,704	1 year	$0.068	$0.09	101%	2.1%

At January 31, 2009, the Company revalued all derivative liabilities.  Therefore, for the period from their issuance to January 2009, the Company recorded an expense and decreased the previously recorded liabilities by $3,454 resulting in a derivative liability balance of $26,583 at January 31, 2009.

The fair value of the derivative instruments was calculated at January 31, 2009 utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on January 31, 2009	Volatility Percentage	Interest Rate
May 2, 2008	$14,500	3 Months	$0.06	$0.08	138%	.23%
May 21, 2008	$12,083	3 Months	$0.06	$0.08	138%	.23%

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

December 2008 and January 2009 Notes

In the fourth fiscal quarter ended January 31, 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The December Notes are due and payable on May 10, 2009 and are convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making them conventional.  The Company has determined there is a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock at the date of each note issuance and recorded as interest expense $200,000 with an offset to additional paid-in capital.  Accordingly, the $200,000 is contained in “Interest expense” on the condensed statements of operations at January 31, 2009.

The fair value of the beneficial conversion feature was calculated at issue date as follows:

Issuance Date	Face Amount	Conversion Price	Market Price on Grant Date	Beneficial Conversion Expense
December 10, 2008	$50,000	$0.05	$0.04	$0
December 23, 2008	$50,000	$0.05	$0.17	$120,000
January 9, 2009	$100,000	$0.05	$0.09	$80,000

In connection with the December Notes, the Company issued warrants to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.06 per share for a period of three years from their issuance date.  The Company determined the fair value of the warrants were estimated to be $92,500 on the issuance dates using the Black-Scholes option pricing model, which was recorded as interest expense in the three month period ended January 31, 2009.

The fair value of the warrants issued with the convertible notes was calculated utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
December 10, 2008	$9,250	3 years	$0.06	$0.04	211%	1.2%
December 23, 2008	$40,750	3 years	$0.06	$0.17	211%	1.2%
January 9, 2009	$42,500	3 years	$0.06	$0.09	211%	1.1%

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Notes payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2008.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $9,324 at January 31, 2009.  In January 2008, the holder of this note filed a lawsuit against the Company claiming the interest rate under this note was 44% and therefore the Company owed approximately $38,000 in interest payable at January 31, 2008.  This lawsuit was dismissed by the plaintiff during the fiscal year ended January 31, 2009

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at January 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $438 at January 31, 2009.

NOTE 4. OTHER EXPENSE

Other expense for the years ended January 31, 2009 and 2008 and for the period from May 11, 2004 (Inception) through January 31, 2009 consisted of the following:

	Year ended January 31, 2009	Year ended January 31, 2008	May 11, 2004 (Inception) through January 31, 2009
General and administrative	$9,149	$12,441	$37,422
Legal and accounting	15,315	11,023	93,291
Technology fees	40,000	-	40,000
Loss on debt extinguishment	-	126,612	126,612
Professional services	237,597	52,500	429,806
Stock based compensation	26,500	154,833	182,333
	$328,561	$357,409	$909,464

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

In March 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above through which the Company issued 594,356 shares of common stock upon the conversion of convertible promissory notes, the note holders who converted their notes also agreed to purchase 500,000 restricted shares of the Company’s common stock in a private placement transaction.  These shares were purchased at $0.25 per share for which the Company received proceeds of $125,000.  The Company also issued the note holders warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

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

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

In July 2007, concurrent with the convertible note conversion transaction discussed in Note 3 above through which the Company issued 489,863 shares of common stock upon the conversion of a convertible promissory note, the note holder who converted their note also agreed to purchase 200,000 restricted shares of the Company’s common stock in a private placement transaction.  These shares were purchased at $0.25 per share for which the Company received proceeds of $50,000.  The Company also issued the note holder warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.50 per share that are exercisable for three years from the issuance date.

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

In December 2007, the Company issued 500,000 shares under its 2005 Stock Incentive Plan to an unaffiliated consultant in payment for a one-year consulting services agreement.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.35 per share, or $175,000.  This amount was recorded as ”common stock issued for prepaid services” and will be expensed over the one year life of the consulting agreement as stock based compensation including $14,583 and $160,417 in the fiscal years ended January 31, 2008 and 2009, respectively.

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

In February 2008, the Company sold 242,000 units in a private placement of its restricted common stock to accredited investors for total proceeds of $68,000 or a purchase price of $0.28 per unit, which includes one share of common stock and one common stock purchase warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50 per share for a period of three years from the issue date.

In May 2008, we issued warrants to purchase 27,500 warrants to two note holders concurrent with the issuance of two convertible promissory notes.  The warrants are exercisable for three years from their date of issuance at an exercise price of $0.25 per share.  The warrants were valued using the Black-Scholes option pricing model and were determined to have a value of $2,440.

In July 2008, the Company issued 247,107 shares of common stock to a current stockholder upon the conversion of a promissory note in the amount of $13,000 plus $1,826 in accrued interest for a total of $14,826, or $0.06 per share.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

During the three month period ended October 31, 2008, the Company issued 1,450,000 shares of common stock to seven unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $87,000 or $0.06 per share.

In August 2008, we executed a consulting agreement through which the consultant received 500,000 restricted shares of our $0.001 par value common stock in return for providing certain business consulting services for a period of one year.  The shares are valued at $25,000 or $0.05 per share, the market price of our common stock on the issue date.

In August 2008, the Company issued 1,000,000 shares under its 2005 Stock Incentive Plan to the Company’s president upon the conversion of $100,000 in management fees due to him by the Company.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.10 per share.

In October 2008, the Company issued 25,000 shares under its 2005 Stock Incentive Plan to a consultant in payment for services rendered to the Company in the amount of $1,500.  These shares were valued at the closing market price for the Company’s common stock on the issue date of $0.06 per share.

In December 2008, the Company issued 1,666,667 shares of its common stock to a note holder in exchange for $100,000 in principal and interest due by the Company.  These shares were valued at $0.06 per share, the closing market price for the Company’s common stock on the issue date.

In January 2009, the Company issued 50,000 shares of common stock to an unaffiliated accredited investor pursuant to a private placement.  The shares were sold for $3,000 or $0.06 per share.

Warrants

A summary of the activity of the Company’s outstanding warrants during the years ended January 31, 2009 and 2008 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at January 31, 2007	250,000	$ 0.50	$ 0.50

Granted	2,694,219	0.50	0.50
Exercised	-	-	-

Outstanding and exercisable at January 31, 2008	2,944,219	0.50	0.11

Granted	1,269,500	0.15	0.07
Exercised	-	0.00	0.00

Outstanding and exercisable at January 31, 2009	4,213,719	$ 0.39	$ 0.10

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of January 31, 2008.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	3,186,219	$ 0.50	1.7 years

$0.25	27,500	0.25	2.3 years

$0.06	1,000,000	0.06	3 years

	4,213,719	$ 0.39	1.9 years

Stock Options

During the year ended January 31, 2008, the Company granted officers, directors and employees 425,000 options to purchase shares of common stock at an exercise price of $0.35 per share (the market value of the common stock on the date of the grant).  The options were valued at $140,250 based upon the Black-Scholes option pricing model (approximately a $0.33 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $140,250 of stock based compensation expense during the year ended January 31, 2008.  All options outstanding at January 31, 2009 are fully vested and exercisable.  A summary of outstanding balances at January 31, 2009 and 2008 is as follows:

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2008	425,000	$0.35	4.92	$21,250

Options granted	0	0	0	0

Outstanding at January 31, 2009	425,000	$0.35	3.92	$0

The fair value of options granted to purchase the Company’s common stock were estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions used for the grants made during the year ended January 31, 2008:

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
December 2007	$140,250	5 years	$0.35	$0.35	165%	3.375%

During the fiscal year ended January 31, 2009, the Company granted no stock options.

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

The Company incurred $0 and $150,000 in research and development cost during each of the years ended January 31, 2009 and 2008, and has incurred a total of $900,000 during the period from May 11, 2004 (inception) through January 31, 2009.  As of January 31, 2009, $227,000 in research and development fees were accrued but unpaid.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

License Agreement

In August 2008, the Company executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which the Company will acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company has been funding since September 2004.  Under the agreement, the Company currently owes a $40,000 Technology Access Fee, which has not yet been paid.  Among other things, the terms of the agreement call for the Company to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, the Company must pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should the Company produce an FDA approved product.  The licensors are also to receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.

As of January 31, 2009, the Company has failed to pay the technology access fee and has failed to substantially perform under the License Agreement.  As a result, the licensors could declare a default under the License Agreement to the Company at any time and if the Company fails to perform its obligations under the agreement during any cure period, the Company may lose its ability to secure the licensing rights for the ICA-1 process.

NOTE 7. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended January 31, 2009 and 2008:

	For the year ended January 31,	For the year ended January 31
	2009	2008

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	3.06%	4.63%
Net operating loss for which no tax
benefit is currently available	-37.06%	-38.63%
	0.00%	0.00%

At January 31, 2009, deferred tax assets consisted of a net tax asset of $1,332,500, due to operating loss carry forwards of $3,537,181, which was fully allowed for, in the valuation allowance of $1,332,500.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The increase in the deferred tax assets and the corresponding valuation allowance during the year ended January 31, 2009 was $299,900.  The net operating loss carry forward expires through the year 2029.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

NOTE 8. SUBSEQUENT EVENTS

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI Partners, LLC (“HPI”), a Colorado Limited Liability Company, and the Security Holders of HPI Partners, LLC (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock, through which HPI and its wholly-owned subsidiary AlumiFuel Power, Inc. became a wholly owned subsidiaries of the Company (the “Share Exchange”).  The 418,500 shares of the Company’s Series A Preferred Stock automatically convert to 34,397,261 shares of the Company’s $0.001 par value common stock upon approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.  In addition, the HPI Members received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock, in exchange for a like number of HPI warrants that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

Under the terms of the Share Exchange Agreement, HPI issued to the Company a promissory note in the amount of $200,000 bearing an interest rate of 5% per annum that is due and payable by HPI to the Company on or before March 4, 2014.  In addition, the Company must commence a private placement of up to $300,000 of its common stock to be offered to the HPI Members at a per share price equal to $0.0122, the equivalent price for each share of the Company’s common stock issued to the HPI Members in the Stock Exchange.

Further terms of the Share Exchange Agreement require the Company to increase the total number of shares of the Company issued in the Share Exchange by the same percentage increase as the increase in the total number of outstanding shares of the Company resulting from the Company’s issuance, between the May 5, 2009 and 90 days following that date, of all shares it shall issue in exchange for debt due from the Company to third party debt holders during the 90 day period.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

In connection with the Share Exchange Agreement, API is a wholly-owned operating subsidiary of the Company as of May 5, 2009.  API is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  API’s hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

API’s technology is based on the exothermic reaction of aluminum powder and water, combined with proprietary additives which act as catalysts, initiators and reactants. Novel packaging of the aluminum powder and additives into cartridges enables them to be inserted into a generator/reactor, where an infusion of water results in the rapid generation of highly pure hydrogen and superheated steam.  API has an outstanding IP portfolio, including new patent filings embodying its unique and independent technology, and significant proprietary know-how regarding the practical ability to engineer desired reactions at required scales and rates.

API’s lab and offices are located in the Philadelphia Science Center in downtown Philadelphia, where it has access to world class testing instruments and technical talent.  API has a seasoned management team and an experienced and dedicated technical team; and has close working relationships with major industry players as path-to-market partners, including major defense contractors and commercial fabricators of the company’s reactors and cartridge products on an outsourcing basis.

Additionally, the Company issued warrants to purchase 10,276,027 shares of common stock of the Company to third parties who assisted the Company in the transaction. These warrants expire on March 4, 2012 and one third have an exercise price of $0.10 per share, one third have an exercise price of $0.15 per share and one third have an exercise price of $0.18 per share.

The 171,123,297 shares of common stock that were issued represent approximately 88.6% of the outstanding capital stock at the time of the Share Exchange.  Upon the event of the Series A Preferred Stock being converted into 34,397,261 shares of Company common stock, the former members of HPI would own approximately 90.3% of our common stock on a post-transaction basis (assuming that the Company does not, prior to the conversion of the Series A Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series A Preferred Stock).

The warrants that were issued were valued at $1,587,328 based upon the Black Scholes option pricing model.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Pro forma information

Due to the significance of the acquisition of HPI and the effect on the Company’s financial position and results of operations, the following unaudited pro forma condensed consolidated balance sheet is presented as if the transaction was consummated at the end of the period presented, and the unaudited pro forma condensed statement of operations reflect the acquisition of HPI as if the transaction had been consummated at the beginning of the period presented.  The accompanying unaudited pro forma condensed financial statements should be read in conjunction with the notes to the unaudited condensed financial statements.  The unaudited pro forma condensed financial statements may not be indicative of the results that actually would have occurred if the transaction had been effective on the dates indicated nor are they the results that may be obtained in the future.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Unaudited Pro Forma Condensed Balance Sheet

	Inhibiton Therapeutics., Inc. January 31, 2009	HPI Partners, LLC December 31, 2008 (Unaudited)	Pro forma Entries		Consolidation
Assets
Cash	$655	$292	$-		$947
Accounts receivable	-	20,000	-		20,000
Notes and interest receivable	-	125,698	-		125,698
Prepaid expenses and deposits	-	11,795	-		11,795
Total current assets	655	157,785	-		158,440

Property, plant and equipment	-	2,032	-		2,032

	$655	$159,817	$-		$160,472

Liabilities and Shareholders' Deficit

Current liabilities
Accounts and notes payable:
Payroll taxes payable	$-	$52,576	$-		$52,576
Accounts payable, related parties	83,850	-	-		83,850
Accounts payable, other	300,811	239,224	-		540,035
Derivative liability, convertible notes payable	26,583	-	-		26,583
Notes payable, related party	216,766	22,147	-		238,913
Notes payable, other	35,200	124,999	-		160,199
Convertible notes payable, net of discount	246,798	150,000	-		396,798
Convertible notes payable related net of discount	-	36,800	-		36,800

Accrued interest payable:
Interest payable, convertible notes	6,306	21,426	-		27,732
Interest payable, related party notes	39,163	-	-		39,163
Interest payable, notes payable other	9,761	2,070	-		11,831

	965,238	649,242	-		1,614,480

Commitments and contingencies

Shareholders' deficit:
Preferred stock	-	-	418	B	418
Common stock	22,076	1,636,800	(1,465,677)	A,B	193,199
Additional paid-in capital	2,550,522	-	926,362	A,B,C	3,476,884
Retained deficit	(3,537,181)	(2,126,225)	538,897	A,C	(5,124,509)

	(964,583)	(489,425)	-		(1,454,008)

	$655	$159,817	$-		$160,472

See notes to unaudited pro forma condensed financial statements.

INHIBITON THERAPEUTICS, INC.
(A Development Stage Company)
Notes to Financial Statements (Continued)

Unaudited Pro Form Condensed Statement of Operations

	Inhibiton Therapeutics., Inc. January 31, 2009	HPI Partners, LLC December 31, 2008 (Unaudited)	Pro forma Entries		Consolidation
Revenues	$ -	$ 24,948	$ -		$ 24,948

Net loss	(809,216)	(2,114,100)	(1,587,328)	C	(4,510,644)

Net loss applicable to common stockholders	$ (809,216)	$ (2,114,100)	$(1,587,328)	C	$ (4,510,644)

Basic and diluted loss per common share	$ (0.04)	$ (1.29)	$ -		$ (0.02)

Shares used in per share calculation	18,979,976	1,636,800	169,486,497	D	190,103,273

See notes to unaudited pro forma condensed financial statements.

Pro Forma Adjustments:

A.	To close out the equity of HPI Partners following the transaction.
B.
To adjust the stockholders’ deficit to reflect the recapitalization of the Company with 193,100,290 shares outstanding at $.001 par value  of common stock and 418,500 shares outstanding at $.001 par value of Series A preferred stock outstanding following the transaction.

C.	To record stock compensation expense for warrants issued in the transaction.
D.	To adjust the weighted average common shares outstanding to reflect the issuance of 171,123,297 shares of common stock as if they were issued at the beginning of the period.