Form 10-Q
period 2009-04-30
INHIBITON THERAPEUTICS, INC.
filed 2009-06-15
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

INHIBITON THERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at June 1, 2009: 239,937,246

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)

Index to Financial Statements
(Unaudited)

Page

Balance Sheets at April 30, 2009 (unaudited) and January 31, 2009	F-2

Statement of Operations for the three months ended
April 30, 2009, three months ended April 30, 2008, and from
May 11, 2004 (Inception) through April 30, 2009 (unaudited)	F-3

Statement of Changes in Shareholders' Deficit for the period from
May 11, 2004 (Inception) through April 30, 2009 (unaudited)	F-4

Statement of Cash Flows for three months ended April 30, 2009, three months ended April 30, 2008, and from May 11, 2004 (Inception)
through April 30, 2009 (unaudited)	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

Part II – Other Information	22

Signatures	23

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2009	2009
	(Unaudited)	(Audited)
Assets
Cash	$35	$655

Total assets	$35	$655

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$94,250	$83,850
Accounts payable, other	301,293	300,811
Derivative liability, convertible notes payable (Note 3)	41,067	26,583
Notes payable, related party (Note 2)	215,351	216,766
Notes payable, other (Note 3)	35,200	35,200
Convertible notes payable, net of discount of 878 (Note 3)	254,122	246,798
Accrued interest payable:
Interest payable, convertible notes (Note 3)	13,499	6,306
Interest payable, related party notes (Note 2)	38,989	39,163
Interest payable, notes payable other (Note 3)	10,448	9,761

Total current liabilities	1,004,220	965,238

Commitments and contingencies	—

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized,
22,825,993 (April 30) and 22,075,993 (January 31) shares
issued and outstanding	22,826	22,076
Additional paid-in capital	2,716,204	2,550,522
Deficit accumulated during the development stage	(3,743,215)	(3,537,181)

Total shareholders' deficit	(1,004,185)	(964,583)

Total liabilities and shareholders' deficit	$35	$655

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Statements of Operations
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2009	2008	2009

Operating costs and expenses:
Research and development	$-	$-	$900,000
Selling, general and administrative expenses
Related party (Note 2)	33,600	33,000	949,025
Other (Note 4)	138,534	63,211	1,047,998

Total operating costs and expenses	(172,134)	(96,211)	(2,897,023)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(7,324)	-	41,061
Interest expense (Notes 2 & 3)	(12,092)	(7,785)	(886,186)
Fair value adjustment of derivative liabilities (Note 3)	(14,484)	-	(1,067)

Loss before income taxes	(206,034)	(103,996)	(3,743,215)

Income tax provision (Note 5)	-	-	-

Net loss	$(206,034)	$(103,996)	$(3,743,215)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	22,759,326	17,137,219

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Common stock	Deficit
			Additional	issued for	accumulated
	Common Stock		paid-in	prepaid	during the
	Shares	Par value	capital	services	development stage	Total
Balance at May 11, 2004
Inception date	—	$—	$—	$—	$—	$—

October 2004 and January 2005, sale of common stock	9,555,100	9,555	269,945	—	—	279,500
October 2004, issuance of common stock
for debt issue costs	963,000	963	(63)	—	—	900
December 2004, issuance of common stock for services	107,000	107	893	—	—	1,000
January 2005, notes payable converted to common stock	74,900	75	625	—	—	700
Net loss	—	—	—	—	(534,619)	(534,619)
Balance at January 31, 2005	10,700,000	10,700	271,400	—	(534,619)	(252,519)

February 2005 and March 2005,
sale of common stock	428,000	428	99,572	—	—	100,000
May 2005 Reverse acquisition of Organic Soils.com, Inc.	2,323,000	2,323	(47,179)	—	—	(44,856)
Net loss	—	—	—	—	(664,190)	(664,190)

Balance at January 31, 2006	13,451,000	13,451	323,793	—	(1,198,809)	(861,565)

July 2006 and August 2006, sale of common
stock, less $7,500 of offering costs	250,000	250	67,250	—	—	67,500
Net loss				—	(527,029)	(527,029)
				—
Balance at January 31, 2007	13,701,000	13,701	391,043	—	(1,725,838)	(1,321,094)

March 2007, conversion of convertible
promissory notes to common stock	594,356	594	213,374	—	—	213,968
Issuance of warrants upon conversion
of convertible promissory notes	—	—	172,363	—	—	172,363
March 2007, sale of common stock	500,000	500	124,500	—	—	125,000
April 2007, sale of common stock,
less $3,000 of offering costs	100,000	100	26,900	—	—	27,000
July 2007, conversion of convertible
promissory notes to common stock	489,863	490	183,209	—	—	183,699
Issuance of warrants upon conversion
of convertible promissory notes	—	—	151,368	—	—	151,368
July through November 2007, sale of common stock	860,000	860	244,080	—	—	244,940
December 2007, stock issued for consulting services	500,000	500	174,500	(160,417)	—	14,583
December 2007, issuance of stock options	—	—	140,250	—	—	140,250
January 2008, sale of common stock	150,000	150	39,850	—	—	40,000
Net loss	—	—	—	—	(1,002,127)	(1,002,127)

Balance at January 31, 2008	16,895,219	16,895	1,861,437	(160,417)	(2,727,965)	(1,010,050)

February 2008, sale of common stock	242,000	242	67,758	—	—	68,000
May 2008, issuance of warrants to convertible noteholders	—	—	2,440	—	—	2,440
July 2008, expense stock issued for
prepaid services in Dec 2007	—	—	—	160,417	—	160,417
July 2008, promissory note converted to common stock	247,107	247	14,579	—	—	14,826
August 2008, stock issued for consulting services	500,000	500	24,500	—	—	25,000
August through October 2008, sale of common stock	1,450,000	1,450	85,550	—	—	87,000
August 2008, stock issued for liabilities	1,000,000	1,000	99,000	—	—	100,000
October 2008, stock issued for services	25,000	25	1,475	—	—	1,500
December 2008, stock issued for debt	1,666,667	1,667	98,333	—	—	100,000
January 2008, sale of Common Stock	50,000	50	2,950	—	—	3,000
December 2008 and January 2009, beneficial
conversion feature on convertible notes	—	—	200,000	—	—	200,000
December 2008 and January 2009, issuance of
warrants to convertible noteholders	—	—	92,500	—	—	92,500
Net loss	—	—	—	—	(809,216)	(809,216)

Balance at January 31, 2009	22,075,993	$22,076	$2,550,522	$—	$(3,537,181)	$(964,583)

February 2009, stock issued for liabilities (Notes 3 & 6)	300,000	300	22,200	—	—	22,500
February through April 2009, sale of common stock (Note 6)	450,000	450	26,482	—	—	26,932
March 2009, issuance of stock options (Note 6)	—	—	93,150	—	—	93,150
April 2009, issuance of warrants (Note 6)	—	—	23,850	—	—	23,850
Net loss	—	—	—	—	(206,034)	(206,034)

Balance at April 30, 2009	22,825,993	$22,826	$2,716,204	$-	$(3,743,215)	$(1,004,185)

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			May 11, 2004
	Three months	Three months	(Inception)
	ended	ended	Through
	April 30,	April 30,	April 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(206,034)	$(103,996)	$(3,743,215)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 6)	117,000	—	459,750
Common stock issued for prepaid services	—	43,750	—
Loss on debt extinguishment	—	—	126,612
Expense incurred upon issuance or modification
of stock and warrants	—	—	418,671
Increase in derivative liability (Note 3)	14,484	—	41,067
Amortization of discount on debentures payable (Note 3)	7,324	—	(878)
Beneficial conversion features on convertible
notes payable	—	—	200,000
Changes in operating assets and liabilities:
Accounts payable	483	(10,990)	301,294
Related party payables (Note 2)	32,900	7,500	216,750
Accrued expenses	7,706	1,802	110,818
Net cash used in
operating activities	(26,137)	(61,934)	(1,869,131)

Cash flows from investing activities:
Investment in Inhibitex Therapeutics, Inc.	—	—	(44,856)
Net cash used in
investing activities	—	—	(44,856)

Cash flows from financing activities:
(Payments on) proceeds from related party notes
payable, net (Note 2)	(1,414)	(26,817)	316,951
Proceeds from notes payable, other (Note 3)	—	—	48,200
Proceeds from convertible promissory note (Note 3)	—	—	480,000
Proceeds from issuance of common stock,
net of offering costs (Note 6)	26,932	68,000	1,068,872
Net cash provided by
financing activities	25,518	41,183	1,914,023

Net change in cash and
cash equivalents	(620)	(20,751)	35

Cash and cash equivalents:
Beginning of period	655	21,023	—

End of period	$35	$272	$35

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$4,386	$6,183	$58,968

Noncash financing transactions:
Notes and interest payable converted to stock	$—	$—	$286,581
Stock issued in exchange for debt issue costs	$—	$—	$900
Stock issued in exchange for related party debt	$22,500	$—	$222,500

See accompanying notes to financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2009, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2:  Related Party

At April 30, 2009, the Company owed its officers a total of $89,650 for management services.  The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market.

In February 2009, our secretary/treasurer, Thomas Olson, converted $22,500 in accrued management fees due him to 300,000 shares of our $0.001 par value common stock.  The shares were valued at $0.075 per share, the market price of our common stock on the date of issuance.

The Company rents office space, including the use of office machines, phone systems and long distance fees, from an affiliate at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of certain office equipment and services.  Rent expense totaled $3,600 for the nine months ended April 30, 2009.  As of April 30, 2009, $4,600 in rent was accrued but unpaid.

Accounts payable to related parties consisted of the following at April 30, 2009:

Management fees payable to officers	$89,650

Rent payable to company affiliated with officers	4,600

Total accounts payable, related party	$94,250

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes with a total principal balance at January 31, 2009 of $157,210.   The notes bear an interest rate of 8% and are due on demand.  As of April 30, 2009, $157,310 in principal remained outstanding with  $33,383 in accrued interest on all notes payable to the trust.

As of January 31, 2009, the Company owed $26,200 in principal to a company owned by the president for various promissory notes issued during prior periods.   The notes bear an interest rate of 8% per annum and are due on demand.  During the three months ended April 30, 2009, an additional $8,100 in notes payable were issued while the Company made payments of $15,210 on the promissory notes.  At April 30, 2009, $19,090 in principal and $459 in accrued interest remained outstanding on all notes payable to this affiliate.

At January 31, 2009, the Company owed $671 in principal on  promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.  During the three months ended April 30, 2009, an additional $1,600 in notes payable were issued while the Company made payments totaling $904 on these notes.   As of April 30, 2009, $1,367 in principal and $2 in accrued interest remained payable on these notes.

In periods prior to the three months ended April 30, 2009, the Company executed promissory notes with companies affiliated with the Company’s officers.  These notes carry an interest rate of 8% per annum and are due on demand.  As of April 30, 2009, $27,084 in principal remained outstanding with accrued interest payable of $4,340.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

As of January 31, 2009, the Company owed $5,500 on a promissory note issued to a partnership affiliated with the Company’s president.  This note carries an interest rate of 8% and is due on demand.  As of April 30, 2008, the entire balance of this note remains outstanding with accrued interest payable of $786.

During the three month period ended April 30, 2009, the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of April 30, 2009, $5,000 in principal and $19 in accrued interest remained outstanding on this note.

Notes and interest payable to related parties consisted of the following at April 30, 2009:

Notes payable to officers; interest at 8% and due on demand	$1,367

Notes payable to affiliates of Company officers; interest at 8% and due on demand	213,984

Notes payable, related party	215,351

Interest payable related party	38,989

Total principal and interest payable, related party	$254,340

Note 3: Notes Payable

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $9,909 at April 30, 2009.  .

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $539 at April 30, 2009.

Convertible Promissory Notes

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The fair value of the derivative instruments was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 2, 2008	$16,333	1 year	$0.09	$0.12	101%	2.1%
May 21, 2008	$13,704	1 year	$0.068	$0.09	101%	2.1%

At April 30, 3009, the Company revalued all derivative liabilities.  Therefore, for the period from their issuance to April 30, 2009, the Company recorded an expense and increased the previously recorded liabilities by $11,030 resulting in a derivative liability balance of $41,067 at April 30, 2009.

The fair value of the derivative instruments was calculated at April 30, 2009 utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on April 30, 2009	Volatility Percentage	Interest Rate
May 2, 2008	$14,500	1 Month	$0.075	$0.13	122%	.2%
May 21, 2008	$12,083	1 Month	$0.075	$0.13	122%	.2%

December 2008 and January 2009 Notes

During the year ended ended January 31, 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The December Notes are due and payable on May 10, 2009 and are convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making them conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock at the date of each note issuance and recorded as interest expense $200,000 with an offset to additional paid-in capital.  The outstanding principal and interest of $208,597 on these notes were converted on May 8, 2009 to 4,171,940 shares of $0.001 par value common stock, which transaction will be reflected in our financial statements for the second quarter ending July 31, 2009.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 4:  Other Expense

Other expense for the three month periods ended April 30, 2009 and 2008, and for the period from May 11, 2004 (Inception) through April 30, 2009 consisted of the following:

	Three months ended April 30, 2009	Three months ended April 30, 2008	May 11, 2004 (Inception) through April 30, 2009
General and administrative	$2,017	$3,197	$39,439
Technology access fees	-	-	40,000
Legal and accounting	6,267	664	99,558
Loss on debt extinguishment	-	-	126,612
Professional services	13,250	59,350	443,056
Stock based compensation	117,000	-	299,333
	$138,534	$63,211	$1,047,998

Note 5:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6:  Capital Stock

In February 2009, we issued 300,000 shares of our common stock to our secretary/treasurer in exchange for $22,500 in management fees due to him.  These shares were converted at $0.075 per share, the closing price for our common stock on that date.

During the three month period ended April 30, 2009, we issued 450,000 shares of our common stock to unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $26,932 or $0.06 per share.

In April 2000, we executed a consulting agreement through which the consultant received a warrant to purchase up to 265,000  restricted shares of our $0.001 par value common stock for $0.001 per share exercisable for one year.   The warrants were valued at $23,850 based upon the Black-Scholes option pricing model (approximately a $0.09 grant date fair value per option).  The warrants were fully exercisable at the date of the grant and therefore, the Company recorded $23,850 of stock based compensation expense during the three month period ended April 30, 2009.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
April 2009	$23,850	1 Year	$0.001	$0.10	122%	.5%

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Warrants

A summary of the activity of the Company’s outstanding warrants at January 31, 2009 and  April 30, 2009 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2009	4,213,719	$ 0.39	$ 0.10

Granted	265,000	0.001	0.09
Exercised	-	-	-

Outstanding and exercisable at April 30, 2009	4,478,719	$ 0.37	$ 0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of April 30, 2009.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	3,186,219	$ 0.50	1.4 years

$0.25	27,500	0.25	2.0 years

$0.06	1,000,000	0.06	2.7 years

$0.001	265,000	0.001	1.0 years

	4,478,719	$ 0.37	1.6 years

Stock Options

On March 4, 2009, our board of directors authorized the Inhibiton Therapeutics, Inc. 2009 Stock Incentive Plan which was amended on May 6, 2009 and approved by our stockholders effective on May 26, 2009.  The plan allows for the issuance of up to 20,000,000 shares of our common stock through one or more incentive grants including stock options, stock appreciation rights, stock awards, restricted stock issuances and performance shares to officers, directors, employees and consultants of the Company.  The plan is administered by our board of directors.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

During the three months ended April 30, 2009, the Company granted officers, directors and consultants 1,350,000 options to purchase shares of common stock at an exercise price of $0.07 per share (the market value of the common stock on the date of the grant).  The options were valued at $93,150 based upon the Black-Scholes option pricing model (approximately a $0.07 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore, the Company recorded $93,150 of stock based compensation expense during the three month period ended April 30, 2009.

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2009	$93,150	5 years	$0.07	$0.07	213%	1.94%

All options outstanding at April 30, 2009 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at January 31, 2009 and at April 30, 2009 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	425,000	$0.35	3.92	$0

Options granted	-	-	-	-

Outstanding at April 30, 2009	425,000	$0.35	3.67	$0

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	0	$0.00	0	$0

Options granted	1,350,000	$0.07	4.83	81,000

Outstanding at April 30, 2009	1,350,000	$0.07	4.83	$81,000

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7:  Agreements

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

As of April 30, 2009, the Company has failed to pay the technology access or quarterly license fees and has failed to substantially perform under the License Agreement.  As a result, the licensors could declare a default under the License Agreement to the Company at any time and if the Company fails to perform its obligations under the agreement during any cure period, the Company may lose its ability to secure the licensing rights for the ICA-1 process.

Note 8:  Subsequent Events

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

The 171,123,297 shares of common stock that were issued represented approximately 88.6% of the outstanding capital stock at the time of the Share Exchange.  Upon the event of the Series A Preferred Stock being converted into 34,397,261 shares of Company common stock, the former members of HPI would own approximately 90.3% of our common stock on a post-transaction basis (assuming that the Company does not, prior to the conversion of the Series A Preferred Stock, issue any additional shares of common stock other than pursuant to conversion of the Series A Preferred Stock).

The warrants that were issued were valued at $1,587,328 based upon the Black Scholes option pricing model.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Unaudited Pro Forma Condensed Balance Sheet

	Inhibiton Therapeutics., Inc. three months ended April 30, 2009	HPI Partners, LLC three months ended March 31, 2009	Pro forma Entries		Consolidation
Assets
Cash	$35	$9,135	$-		$9,169
Accounts receivable	-	-	-		-
Notes and interest receivable	-	160,048	-		160,048
Prepaid expenses and deposits	-	9,521	-		9,521
Total current assets	655	178,704	-		178,739

Property, plant and equipment	-	1,917	-		1,917

	$655	$180,621	$-		$180,656

Liabilities and Shareholders' Deficit

Current liabilities
Accounts and notes payable:
Payroll taxes payable	$-	$52,576	$-		$52,576
Accounts payable, related parties	94,250	-	-		94,250
Accounts payable, other	301,293	320,635	-		621,928
Derivative liability, convertible notes payable	41,067	-	-		41,067
Notes payable, related party	215,351	706	-		216,058
Notes payable, other	35,200	-	-		35,200
Convertible notes payable, net of discount	254,122	-	-		254,122
Convertible notes payable related net of discount	-	-	-		-

Accrued interest payable:
Interest payable, convertible notes	13,949	-	-		13,949
Interest payable, related party notes	38,989	-	-		38,989
Interest payable, notes payable other	10,448	987	-		11,435

	1,004,220	374,905	-		1,379,124

Commitments and contingencies

Shareholders' deficit:
Preferred stock	-	-	418	B	418
Common stock	22,826	2,237,500	(2,066,377)	A,B	193,949
Additional paid-in capital	2,716,204	-	1,221,504	A,B,C	3,937,708
Retained deficit	(3,743,215)	(2,431,783)	844,455	A,C	(5,330,543)

	(1,004,185)	(194,283)	-		(1,198,468)

	$35	$180,621	$-		$180,656

See notes to unaudited pro forma condensed financial statements.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Unaudited Pro Forma Condensed Statement of Operations

	Inhibiton Therapeutics., Inc. three months ended April 30, 2009	HPI Partners, LLC three months ended March 31, 2009	Pro forma Entries		Consolidation
Revenues	$ -	$ 2,750	$ -		$ 2,750

Net loss	(206,034)	(295,818)	(1,587,328)	C	(2,089,180)

Net loss applicable to common stockholders	$ (206,034)	$ (295,818)	$(1,587,328)	C	$ (2,089,180)

Basic and diluted loss per common share	$ (0.01)	$ (0.13)	$ -		$ (0.01)

Shares used in per share calculation	22,759,326	2,237,500	169,486,497	D	193,882,623

See notes to unaudited pro forma condensed financial statements.

Pro Forma Adjustments:

A.	To close out the equity of HPI Partners following the transaction.
B.
To adjust the stockholders’ deficit to reflect the recapitalization of the Company with 193,949,290 shares outstanding at $.001 par value  of common stock and 418,500 shares outstanding at $.001 par value of Series A preferred stock outstanding following the transaction.

C.	To record stock compensation expense for warrants issued in the transaction.
D.	To adjust the weighted average common shares outstanding to reflect the issuance of 171,123,297 shares of common stock as if they were issued at the beginning of the period.

INHIBITON THERAPEUTICS, INC.
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Unaudited Pro Form Condensed Statement of Operations

	Inhibiton Therapeutics., Inc. year ended January 31, 2009	HPI Partners, LLC year ended December 31, 2008 (Unaudited)	Pro forma Entries		Consolidation
Revenues	$ -	$ 24,948	$ -		$ 24,948

Net loss	(809,216)	(2,114,100)	(1,587,328)	A	(4,510,644)

Net loss applicable to common stockholders	$ (809,216)	$ (2,114,100)	$(1,587,328)	A	$ (4,510,644)

Basic and diluted loss per common share	$ (0.04)	$ (1.29)	$ -		$ (0.02)

Shares used in per share calculation	18,979,976	1,636,800	169,486,497	B	190,103,273

See notes to unaudited pro forma condensed financial statements.

Pro Forma Adjustments:

A.	To record stock compensation expense for warrants issued in the transaction.
B.	To adjust the weighted average common shares outstanding to reflect the issuance of 171,123,297 shares of common stock as if they were issued at the beginning of the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 31, 2009 and 2008.

The independent auditors’ report on our financial statements for the years ended January 31, 2009 and 2008 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended January 31, 2009.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at January 31, 2009 and April 30, 2009, we anticipate we will require approximately $900,000 of additional capital to fund the balance due under the CRADA agreement, obligations under the pending License Agreement, operating expenses related to our recently acquired alternative energy business, as well as for general corporate working capital to fund our day-to-day operations and costs associated with being a publicly-traded company.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements, or the sale of our equity securities in private placements or other equity offerings or instruments.

During the three months ended April 30, 2009, we received a net of approximately $25,500 from our financing activities, primarily from the sale of shares of our common stock.  This compared to cash provided by financing activities of $41,000 in the three months ended April 30, 2009 derived via proceeds from the issuance of our common stock.

In the three month period ended April 30, 2009, net cash used in operation activities was $26,137.  This compared to net cash used in operating activities of $61,934 for the three months ended April 30, 2008.  The 2009 amount included a $206,034 net loss that included $179,897 in non-cash charges and credits to operating assets and liabilities.  This compares to a net loss of $103,996 in the three months ended April 30, 2008 that included $43,750 in non-cash charges.  The most significant operating expense in the three month period ended April 30, 2009 was related to non-cash “Stock based compensation expense” of $117,000 while there was $43,750 in “Common stock issued for prepaid services” in 2008.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt facilities and equity financing to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution of our current shareholders.

(b)           Results of Operations

For the three month period ended April 30, 2009, our total operating costs and expenses were $172,134 versus $96,211 for the same period in 2008.  Those amounts included $33,600 and $33,000 in 2009 and 2008, respectively comprised of related party expense which included officer management fees and rent paid to related parties.  The balance of $138,534 and $63,211 for “other” SG&A expenses was comprised of the following:

	Three months ended April 30, 2009	Three months ended April 30, 2008
General and administrative	$2,017	$3,197
Technology access fees	-	-
Legal and accounting	6,267	664
Loss on debt extinguishment	-	-
Professional services	13,250	59,350
Stock based compensation	117,000	-
	$138,534	$63,211

The “other” SG&A expense during the three months ended April 30, 2009 included $117,000 in stock based compensation expenses for fair value expenses related to stock options issued under the 2009 stock option plan totaling 93,150 and warrant issuance costs of 23,850.

The company recorded $(33,900) in “other income (expense)” during the three months ended April 30, 2009 as compared to $(7,785) in the same period of 2008.  This increase in primarily attributed to the amortization and fair value adjustments on convertible notes of $21,808 during the 2009 period.  Interest expense on the convertible notes accounted for a majority of the $4,307 increase in interest expense during the three months ended April 30, 2009 versus 2008.

Off-Balance Sheet Arrangements.  During the three month period ended April 30, 2009, the Company did not engage in any off-balance sheet arrangements and defined in Item 303(a)(4) of the SEC’s Regulation S-B.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of April 30, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In February 2009, we issued 300,000 shares of our common stock to our secretary/treasurer in exchange for $22,500 in management fees due to him.  These shares were converted at $0.075 per share, the closing price for our common stock on that date.

During the three month period ended April 30, 2009, we issued 450,000 shares of our common stock to unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $26,932 or $0.06 per share.

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

INHIBITON THERAPEUTICS, INC.
(Registrant)

Date: June 15, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer