Form 10-Q
period 2009-07-31
INHIBITON THERAPEUTICS, INC.
filed 2009-09-21
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at September 1, 2009: 276,970,977

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

Page

Balance Sheets at July 31, 2009 (unaudited) and December 31, 2008	F-2

Statement of Operations for the three and six months ended
July 31, 2009 and three and six months ended July 31, 2008	F-3

Statement of Changes in Shareholders' Deficit for the period from
November 11, 2007 through July 31, 2009 (unaudited)	F-4

Statement of Cash Flows for six months ended July 31, 2009 and
six months ended July 31, 2008	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T. Controls and Procedures	26

Part II – Other Information	27

Signatures	29

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash	$24,391	$292
Accounts receivable	—	20,000
Deposits	3,750	3,750
Prepaid expenses	2,740	8,045
Notes receivable (Note 5)	719	120,750
Investment securities - marked to market (Note 1)	140,000	35,000
Property and equipment, less accumulated depreciation
of $660 (July 31) and $268 (December 31)	7,385	2,032
Other assets	10	4,948

Total assets	$178,995	$194,817

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$74,623	$46,757
Accounts payable, other	483,204	229,563
Derivative liability, convertible notes payable (Note 4)	20,534	—
Notes payable, related party (Note 3)	166,084	33,292
Notes payable, other (Note 4)	35,200	75,654
Convertible notes payable (Note 4)	55,000	225,000
Payroll liabilities (Note 7)	52,576	52,576
Accrued expenses	5,962	3,576
Accrued interest payable:
Interest payable, convertible notes (Note 4)	7,277	21,426
Interest payable, related party notes (Note 3)	34,366	914
Interest payable, notes payable other (Note 4)	11,276	1,156

Total current liabilities	946,102	689,914

Commitments and contingencies	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (July 31) and 170,800 (December 31) shares
issued and outstanding	—	171
Common stock, $.001 par value; 500,000,000 shares authorized,
272,870,977 (July 31) and 119,589,047 (December 31) shares
issued and outstanding	272,871	119,589
Additional paid-in capital	6,786,462	1,517,040
Accumulated deficit	(7,826,440)	(2,131,897)

Total shareholders' deficit	(767,107)	(495,097)

Total liabilities and shareholders' deficit	$178,995	$194,817

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Operating costs and expenses:
Product development expense	$5,552	$6,194	$15,745	$14,294
Selling, general and administrative expenses
Related party (Note 3)	73,100	29,400	179,200	91,600
Loss on debt extinguishment	197,545	-	197,545	-
Other (Note 6)	282,585	210,854	562,580	286,172

Total operating costs and expenses	(558,782)	(246,448)	(955,070)	(392,066)

Other income (expense)
Unrealized gain (loss) on investments (Note 1)	-	-	35,000	-
Stock-based compensation (Note 9)	(3,233,324)	-	(3,350,324)	-
Interest (expense) income, amortization
of convertible note discount (Note 4)	(878)	-	(8,202)	-
Interest expense (Notes 3 & 4)	(3,420)	(6,727)	(16,711)	(12,437)
Fair value adjustment of derivative liabilities (Note 4)	20,533	-	6,049	-

	(3,217,089)	(6,727)	(3,334,188)	(12,437)

Loss before income taxes	(3,775,871)	(253,175)	(4,289,258)	(404,503)

Income tax provision (Note 8)	-	-	-	-

Net loss	$(3,775,871)	$(253,175)	$(4,289,258)	$(404,503)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares
outstanding (Notes 1 & 9)	258,604,414	85,178,128	217,813,214	62,424,692

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Six Months Ended July 31, 2009 and 2008 (Unaudited)

		Common stock		Preferred stock				Total shareholders
		Shares	Par value	Shares	Par value	Additional paid-in Capital	Accumulated deficit	deficit
Balance at November 11, 2007 Inception Date		-	$-	-	$-	$-	$-	$-

Net loss		-	-	-	-	-	(24,545)	(24,545)

Balance at January 31, 2008		-	-	-	-	-	(24,545)	(24,545)

February 2008 through January 2009,
sale of common stock (Notes 1 & 9)	*	123,780,829	123,781	131,800	132	1,513,887	-	1,637,800

December 2008, issuance of common
stock for debt (Notes 1 & 9)	*	8,219,178	8,219	50,000	50	141,731	-	150,000

Net loss							(2,135,444)	(2,135,444)

Balance at January 31, 2009	*	132,000,007	$132,000	181,800	$182	1,655,618	$(2,159,989)	$(372,189)

February through May 2009,
sale of common stock (Notes 1 & 9)	*	11,506,850	11,507	58,300	58	186,735	-	198,300

March 2009, issuance of common
stock for debt (Notes 1 & 9)	*	27,616,440	27,616	178,400	179	486,605	-	514,400

May 2009, reverse acquisition of HPI
Partners, LLC and subsidiary (Notes 1 & 9)		22,825,993	22,826	-	-	(1,859,739)	(1,377,193)	(798,152)

May 2009, issuance of warrants in
HPI Partners LLC acquisition (Note 9)		-	-	-	-	1,513,683	-	1,513,683

May 2009, issuance of common stock upon
exercise of warrants (Note 9)		265,000	265	-	-	2,385	-	2,650

May 2009, issuance of common stock for
debt (Notes 4 & 9)		4,171,940	4,172	-	-	204,425	-	208,597

May 2009, issuance of warrants to subsidiary
officers and consultants (Note 9)		-	-	-	-	1,719,641	-	1,719,641

May 2009, conversion of Series A preferred
stock to common stock (Notes 1 & 9)		34,397,261	34,397	(418,500)	(419)	(33,978)	-	-

May through July 2009, issuance of common
stock in private placements (Note 9)		40,087,506	40,088	-	-	495,133	-	535,221

Net loss		-	-	-	-	-	(4,289,258)	(4,289,258)

Balance at July 31, 2009		272,870,997	$272,871	-	$-	6,786,462	$(7,826,440)	$(767,107)

* Restated, see Note 1

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(4,289,258)	$(404,503)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 9)	3,350,324	—
Allowance for bad debt (Note 5)	197,545	—
Depreciation and amortization	354	—
Increase in value of securities available for sale (Note 1)	(35,000)
(Decrease) increase in derivative liability (Note 4)	(6,049)	—
Amortization of discount on debentures payable (Note 4)	8,202	—
Changes in operating assets and liabilities:
Accounts and other receivebles	13,660	(1,830)
Prepaid expenses	4,548	—
Accounts payable and accrued expenses	137,456	13,903
Related party payables (Note 3)	(60,050)	—
Interest payable	8,913	11,142
Net cash used in operating activities
	(669,355)	(381,288)

Cash flows from investing activities:
Purchase of equipment	(5,745)	(2,300)
Purchase of debt securities	—	(781,824)
Issuance of notes receivable (Note 5)	(52,527)	(80,200)
Payments received on notes receivable (Note 5)	633	—
Cash acquired in reverse acquisition (Note 1)	655	—
Net cash used in investing activities	(56,984)	(864,324)

Cash flows from financing activities:
Proceeds from notes payable, related (Note 3)	31,500	45,100
Payments on notes payable, related (Note 3)	(89,327)	(51,346)
Proceeds from notes payable, other (Note 4)	—	50,000
Proceeds from convertible promissory note (Note 4)	—	100,000
Proceeds from sales of common stock (Note 9)	760,453	1,083,000
Proceeds from exercise of warrants to
purchase common stock (Note 9)	2,650	-
Net cash provided by financing activities	705,276	1,226,754

Net change in cash and cash equivalents	(21,063)	(18,858)

Cash and cash equivalents:
Beginning of period	45,454	14,933

End of period	$24,391	$(3,925)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$14,159	$6,183

Noncash financing transactions:
Accounts payable converted to stock	$153,500	$—
Notes and interest payable converted to stock, other	$20,473	$—
Notes and interest payable converted to stock, related	$549,024	$—
Stock issued in exchange for related party accounts payable	$22,500	$—

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)
Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended July 31, 2009 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”) and AlumiFuel Power, Inc. (“API”). The historical financial statements for the three and six month periods ended July 31, 2008 are those of HPI and API.  Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2009, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC and well as the financial statements of HPI Partners, LLC included in the Company’s Current Report on Form 8-K/A dated May 4, 2009 as filed with the SEC on July 14, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through July 31, 2009, and has an accumulated net deficit of $7,826,440 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Acquisition of HPI Partners, LLC and AlumiFuel Power Corporation

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI and the Security Holders of HPI (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock.  Through this transaction HPI and its wholly-owned subsidiary API became wholly owned subsidiaries of the Company (the “Share Exchange”).  The 418,500 shares of the Company’s Series A Preferred Stock automatically converted to 34,397,261 shares of the Company’s $0.001 par value common stock effective May 28, 2009 following approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.  In addition, in exchange for a like number of HPI warrants the HPI Members received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.  Mr. Henry Fong, President of the Company, was a manger and member of HPI and in exchange for $253,000 in HPI membership interests Mr. Fong, or entities in which he is an owner or affiliate, received: 253,000 shares of Series A Preferred Stock that convert to 20,794,521 shares of common stock; and 1,265,000 warrants.  Mr. Thomas B. Olson, Secretary of the Corporation, was a manager of HPI and an entity in which Mr. Olson is a minority owner received: 44,300 Series A Preferred Shares that convert to 3,641,096 shares of common stock; and 221,500 warrants.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  Effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.

As part of the recapitalization of HPI, HPI’s closing equity of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions and includes the elimination of the HPI equity as “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.  This entry includes the addition of the equity balances from Inhibiton Therapeutics, Inc. as of the merger date as well as the elimination of the HPI equity balances.

The assets of HPI and API acquired included furniture and fixtures, tools and laboratory equipment, certain prototype reactors and 3,500,000 shares of FastFunds Financial Corporation common stock valued at $210,000 on its acquisition date of September 3, 2008.

The 3,500,000 shares of FastFunds Financial Corporation common stock are presented on the balance sheet as “Investment securities – marked to market” and are marked to their fair value at the end of each reporting period.  The shares were valued at $210,000 at their acquisition date and $105,000 at January 31, 2009 based on the then market price of $0.03 per share.  At July 31, 2009, the shares were valued at $140,000 based on the closing market price of $0.04 per share on that date.  Accordingly, the corresponding increase in value of $35,000 was recorded as “Unrealized gain on investment” at July 31, 2009 on the statements of operations.

While HPI is the accounting acquirer following the transaction and had a fiscal year end of December 31, the Company chose to continue with the Inhibiton fiscal year end of January 31.  Although the Company is presently evaluating its options with respect to changing its year end, these financial statements are presented based on a January 31 fiscal year end.  Accordingly, for comparison purposes, following is an unaudited balance sheet for HPI and its subsidiary API as of January 31, 2009:

HPI Partners, LLC and Subsidiary
Condensed Consolidated Balance Sheets
January 31, 2009 (Unaudited)

Assets
Cash	$44,454
Accounts receivable	20,000
Deposits	3,750
Prepaid expenses	7,287
Notes receivable	134,225
Investment securities – marked to market	105,000
Equipment, less accumulated depreciation of $306	1,994
Other assets	5,815
$325,525
Liabilities and Members’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, including related parties	271,759
Notes payable, including related parties	114,416
Convertible notes payable, including related parties	225,000
Payroll liabilities	52,576
Accrued expenses	5,962
Accrued interest payable, including related parties	4,575
Total current liabilities	21,426

Shareholders’ deficit (restated):
Preferred stock, $.001 par value, 181,800 shares issued & outstanding	182
Common stock, $.001 par value ,132,000,007 shares issued and outstanding	132,000
Additional paid in capital	1,655,618
Accumulated deficit	(2,159,989)
Total members’ deficit	(372,189)
Total liabilities and members’ equity	$325,525

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Note 2:   Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at July 31, 2009 were $24,391.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (“SFAS 123R”) Share-Based Payment which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, Accounting for Stock Issued to Employees (APB 25).  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  Details of the Company’s stock based compensation expenses can be found under Note 7, Capital Stock.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At July 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This statement, as it relates to financial assets and liabilities, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions.  The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the requirements of SFAS No. 141R.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 at July 31, 2009.   At July 31, 2009, the Company owed no amounts to its officers for management services.

During the six month period ended July 31, 2009, HPI paid a corporation affiliated with the Company’s officers a management fee that totaled $32,000 for services rendered as managers of the Company, all of which was paid during the period.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the six month period ended July 31, 2009, these management fees totaled $117,000, $39,000 of which was recorded as legal and accounting expense during the period.  As of July 31, 2009, the Company owed $61,549 in accrued management fees and related expenses.  In addition, HPI and API owed the CEO of API a total of $10,224 in accrued business expenses.

In February 2009, our secretary/treasurer, Thomas Olson, converted $22,500 in accrued management fees due him to 300,000 shares of our $0.001 par value common stock.  The shares were valued at $0.075 per share, the market price of our common stock on the date of issuance.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $7,200 for the six months ended July 31, 2009 and as of that date; $1,300 in rent was accrued but unpaid.

Prior to the acquisition of HPI by the Company, HPI was paying a company owned by the Company’s officers rent of $500 per month for the use of limited office space as well as certain office machines, phone systems and long distance fees.  This rent expense totaled $2,000 for the period from February through May 2009 of which $1,550 remained unpaid at July 31, 2009.

Accounts payable to related parties consisted of the following at July 31, 2009:

Management fees payable to officers	$61,549

Accrued expenses payable to subsidiary officer	10,224

Rent payable to company affiliated with officers	2,850

Total accounts payable, related party	$74,623

Related Party Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes with a total principal balance at January 31, 2009 of $157,310.   The notes bear an interest rate of 8% and are due on demand.  During the six month period ended July 31, 2009, the Company repaid $10,019 in principal and $3,481 in interest on these notes.  As of July 31, 2009, $147,291 in principal remained outstanding with $32,978 in accrued interest on all notes payable to the trust.

As of January 31, 2009, the Company owed $26,200 in principal to a company owned by the president for various promissory notes issued during prior periods.   The notes bear an interest rate of 8% per annum and are due on demand.  During the six months ended July 31, 2009, an additional $12,300 in notes payable were issued while the Company made payments of $37,549 in principal and $4,951 in accrued interest on the promissory notes.  At July 31, 2009, $951 in principal and no accrued interest remained outstanding on all notes payable to this affiliate.

At January 31, 2009, the Company owed $671 in principal on promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.  During the six months ended July 31, 2009, an additional $8,600 in notes payable were issued while the Company made payments totaling $9,236 in principal and $140.20 in interest on these notes.   As of July 31, 2009, $36 in principal and no accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

In periods prior to January 31, 2009, the Company executed promissory notes with companies affiliated with the Company’s officers that totaled $27,084 at January 31, 2009.  These notes carry an interest rate of 8% per annum and are due on demand.  During the six month period ended July 31, 2009, $22,230 in principal and $4,668 in accrued interest was repaid on these notes leaving a balance due at July 31, 2009 of $4,854 in principal outstanding and $33 accrued interest payable.

As of January 31, 2009, the Company owed $5,500 on a promissory note issued to a partnership affiliated with the Company’s president.  This note carries an interest rate of 8% and is due on demand.  As of July 31, 2009, the entire balance of this note remains outstanding with accrued interest payable of $897.

During the six month period ended July 31, 2009, the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of July 31, 2009, $5,000 in principal and $119 in accrued interest remained outstanding on this note.

During the six month period ended July 31, 2009, the Company issued a promissory note to a company owned by its president and secretary in the amount of $400.  This note carries and interest rate of 8% per annum and is due on demand.  As of July 31, 2009, $400 in principal and $8 in accrued interest remained outstanding on this note.

HPI Partners, LLC

During 2008, the HPI issued various promissory notes payable to one of its managers, Henry Fong, in exchange for loans totaling $69,900.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $52,336 in principal on these notes leaving a principal balance due at December 31, 2008 of $17,564.  During the three months ended March 31, 2009, the entire principal balance of these notes plus $536 in accrued interest was converted to $18,100 of membership interest in HPI that converted to 1,487,672 shares of Company common stock in the Share Exchange.  As of July 31, 2009, $119 in accrued interest remained payable on these notes.

During 2008, the Company issued various promissory notes payable to a company owned by one of its managers, Henry Fong, in exchange for loans totaling $24,100.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $21,682 in principal on these notes leaving a principal balance due at December 31, 2008 of $2,418.  During the three months ended March 31, 2009 an additional $13,500 was loaned to the Company while $12,366 was repaid on these notes.  On March 4, 2009, $3,500 of the remaining balance of these notes was converted to a like amount of membership interest in HPI that converted to 287,671 shares of Company common stock in the Share Exchange.  An additional $2,000 was loaned in May 2009 leaving a principal balance due at July 31, 2009 of $2052 with accrued interest of $53.

In December 2007, the Company issued a convertible note payable to a company owned by one of its managers, Henry Fong, in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on January 17, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance plus $3,000 in accrued interest was converted to a $28,000 membership interest in HPI that converted to 2,301,370 shares of Company common stock in the Share Exchange. As of July 31, 2009, $83 in accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

During the year ended December 31, 2008, the Company issued various promissory notes payable to a company owned by its Managers, Henry Fong and Thomas B. Olson, in exchange for loans totaling $46,800.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $33,490 in principal on these notes leaving a principal balance due at December 31, 2008 of $13,310.  During the three months ended March 31, 2009, $2,101 of these funds was repaid in cash and on March 4, 2009, the balance of $11,209 plus accrued interest of $591 was converted to $11,800 of membership interest in HPI that converted to 969,863 shares of Company common stock in the Share Exchange.  As of July 31, 2009, $76 in accrued interest remained payable on these notes.

Notes and interest payable to related parties consisted of the following at July 31, 2009:

Notes payable to officers; interest at 8% and due on demand	$35

Notes payable to affiliates of Company officers; interest at 8% and due on demand	166,048

Notes payable, related party	166,084

Interest payable related party	34,366

Total principal and interest payable, related party	$200,450

Note 4: Notes Payable

AlumiFuel Power Corporation

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at July 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $10,514 at July 31, 2009.

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $644 at July 31, 2009.

HPI Partners, LLC

In December 2007, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried an interest rate of 10% per annum and is due on demand. During the year ended December 31, 2008, an additional $20,000 was loaned to the Company and $44,346 was repaid leaving an unpaid principal balance of $654.  During the six month period ended July 31, 2009, this entire amount plus $68 in accrued interest was applied to a receivable from this company leaving no balance due.

In February 2008, the Company issued a note payable to an unaffiliated third party in exchange for $50,000.  This note carried and interest rate of 10.5% per annum and was due 90 days following its issuance and later extended to July 1, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus accrued interest of $1,900 was converted to $51,900 of membership interest in the Company that converted to 4,265,754 shares of Company common stock in the Share Exchange.  As of July 31, 2009, $68 in accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

In December 2008, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on December 31, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus $600 in accrued interest was converted to a $25,600 membership interest in the Company that converted to 2,104,110 shares of Company common stock in the Share Exchange.  As of July 31, 2009, $50 in accrued interest remained payable on these notes.

Under the terms of the Share Exchange Agreement, HPI issued to the Company a promissory note in the amount of $200,000 bearing an interest rate of 5% per annum that is due and payable by HPI to the Company on or before March 4, 2014.  This note does not appear on the Company’s balance sheet given the inter-company payable was eliminated in consolidation.

AlumiFuel Power Corporation Convertible Promissory Notes

May 2008 Notes

In May 2008, the Company issued notes payable to two accredited investors for the issuance of $55,000 of 10% unsecured convertible notes in private transactions (the “May Notes”).  The May Notes are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion subject to a floor of $0.05 per share. The Company evaluated the Notes’ conversion terms to determine if they gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares if converted.  Since the May Notes are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments of $30,037 was recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the May Notes.  The change in the fair value of the derivative liability will be re-measured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

The fair value of the derivative instruments was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 2, 2008	$16,333	1 year	$0.09	$0.12	101%	2.1%
May 21, 2008	$13,704	1 year	$0.068	$0.09	101%	2.1%

At July 31, 2009, the Company revalued all derivative liabilities.  Therefore, for the period from their issuance to July 31, 2009, the Company recorded an expense and decreased the previously recorded liabilities by $9,504 resulting in a derivative liability balance of $20,533 at July 31, 2009.

The fair value of the derivative instruments was calculated at July 31, 2009 utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on July 31, 2009	Volatility Percentage	Interest Rate
May 2, 2008	$9,333	1 Month	$0.075	$0.10	112%	0.1%
May 21, 2008	$11,200	1 Month	$0.075	$0.10	112%	0.1%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Interest payable on the May Notes was $6,748 at July 31, 2009.

December 2008 and January 2009 Notes

During the year ended January 31, 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The December Notes are due and payable on May 10, 2009 and are convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making them conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock at the date of each note issuance and recorded as interest expense $200,000 with an offset to additional paid-in capital.  The outstanding principal and interest of $208,597 on these notes were converted on May 8, 2009 to 4,171,940 shares of $0.001 par value common stock.

HPI Partners, LLC Convertible Promissory Notes

In December 2007, the Company issued notes payable for the issuance of $125,000 of 10% unsecured convertible notes (the “December Notes”).  Included in the December Notes was $25,000 received from an entity controlled by Henry Fong, a manager of the Company, and described in Related Party Transactions above.  The December Notes were due and payable thirty days from their issuance and were convertible into a membership interest in HPI on a $1.00 for $1.00 basis. HPI determined the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making them conventional.  HPI further determined there was no beneficial conversion feature related to the December Notes as there was no difference between the conversion price and the price paid by HPI’s then members in previous equity transactions.

In March 2008, the Company issued additional notes payable for the issuance of $100,000 of 10% unsecured convertible notes (the “March Notes”).  The March Notes were due and payable thirty days from their issuance and were convertible into a membership interest in HPI on a $1.00 for $1.00 basis. HPI determined the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making them conventional.  HPI further determined there was no beneficial conversion feature related to the March Notes as there was no difference between the conversion price and the price paid by HPI’s then members in previous equity transactions.

On March 13, 2009, the entire principal balance of these notes plus $25,000 in accrued interest was converted to $250,000 of membership interest in HPI.  Included in this amount is $28,000 converted by a company owned by Henry Fong, a manager of the Company.  The remaining $222,000 of these notes from third parties converted to 18,246,576 shares of Company common stock in the Share Exchange.  As of July 31, 2009, $529 in accrued interest remained payable on these notes.

Note 5:  Notes Receivable

During the year ended January 31, 2009, HPI loaned $133,125 to FastFunds Financial Corporation (“FFFC”), an affiliate of the Company.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  During the six months ended July 31, 2009, the HPI loaned an additional $36,875 and the Company loaned FFFC an additional $15,400 for a total outstanding balance due from FFFC at July 31, 2009 of $185,400.  At July 31, 2009, there was $12,145 in interest receivable due from FFFC on these notes.  Management of the Company evaluated the likelihood of payment on these notes at July 31, 2009 and determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded a loss on debt extinguishment of $197,545 on the Company’s statement of operations at July 31, 2009.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

As of July 31, 2009, the Company has $719 notes receivable including $252 from an affiliated company and $467 from a non-affiliate.  These notes are due on demand, carry an interest rate of 8% and have accrued interest payable of $10.

Note 6:  Other Expense

Other expense for the three and six month periods ended July 31, 2009 and 2008 consisted of the following:

	Three months ended July 31, 2009	Three months ended July 31, 2008	Six months ended July 31, 2009	Six months ended July 31, 2008
General and administrative	$40,991	$26,712	$72,441	$55,098
Salaries and employee benefits	85,296	89,130	183,491	89,130
Legal and accounting	51,798	26,112	128,620	38,044
Professional services	104,500	68,900	178,028	103,900
	$282,585	$210,854	$562,580	$286,172

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  During that period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees.  This amount is included on the balance sheets at July 31, 2009 as “payroll liabilities”.

Note 8:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9:  Capital Stock

Reverse Acquisition of HPI Partners, LLC and Subsidiary

As part of the recapitalization of HPI resulting from the Stock Exchange transaction, HPI’s closing equity of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, equity balances on the balance sheets, statements of operations and statements of changes in shareholders’ deficit have all been restated to reflect the recapitalization of HPI.  As a result of the recapitalization, the statement of changes in shareholders’ deficit includes the elimination of the HPI equity as “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.  This entry includes the addition of the equity balances from Inhibiton Therapeutics as of the merger date as well as the elimination of the HPI equity balances.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

As of January 31, 2009, HPI had $1,787,800 in membership interests outstanding that when restated became 132,000,007 shares of the Company’s common stock and $181,800 shares of Series A preferred stock.  During the period from February through May 2009, HPI sold an additional $198,300 in membership interests that were restated to become 11,506,850 shares of common stock and 58,300 shares of Series A preferred stock of the Company.  In addition, during that same period, HPI converted notes payable and debts payable, as well as issued membership interests for fees or services totaling $514,400 that became 27,616,440 shares of common stock and 178,400 shares of Series A preferred stock upon restatement.

Common Stock

In February 2009, we issued 300,000 shares of our common stock to our secretary/treasurer in exchange for $22,500 in management fees due to him.  These shares were converted at $0.075 per share, the closing price for our common stock on that date. As this transaction occurred prior to the Stock Exchange transaction, these shares are included in the statement of changes in shareholders’ deficit under “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.

During the three month period ended April 30, 2009, we issued 450,000 shares of our common stock to unaffiliated accredited investors pursuant to a private placement.  The shares were sold for $26,932 or $0.06 per share.  As these transactions occurred prior to the Stock Exchange transaction, these shares are included in the statement of changes in shareholders’ deficit under “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.

In April 2009, we executed a consulting agreement through which the consultant received a warrant to purchase up to 265,000 restricted shares of our $0.001 par value common stock for $0.01 per share exercisable for one year.  These warrants were exercised for 265,000 shares of common stock on May 6, 2009.  The warrants were valued at $23,850 based upon the Black-Scholes option pricing model.  The Company recorded $23,850 of stock based compensation expense during the three month period ended April 30, 2009.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
April 2009	$23,850	1 Year	$0.01	$0.10	122%	0.5%

Pursuant to the Share Exchange Agreement, we issued 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock.  The 418,500 shares of the Company’s Series A Preferred Stock automatically converted to 34,397,261 shares of the Company’s $0.001 par value common stock effective May 28, 2009 following approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.

During the year ended January 31, 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The outstanding principal and interest of $208,597 on these notes were converted on May 8, 2009 to 4,171,940 shares of $0.001 par value common stock or $0.05 per share.

During the period three month period ended July 31, 2009, the Company sold 40,087,506 shares of its common stock to accredited investors for total proceeds of $535,221 or the equivalent of $0.013 per share.  Pursuant to the Share Exchange Agreement, the Company agreed to private placement of up to $300,000 of its common stock to be offered to the HPI Members at a per share price equal to $0.0122, the equivalent price for each share of the Company’s common stock issued to the HPI Members in the Stock Exchange.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Preferred Stock

On May 4, 2009, the Company filed the Series A Preferred Stock Certificate of Designation that provided for up to 750,000 shares of $0.001 par value preferred stock to be issued with each share automatically converting into 82.19178 shares of the Company’s $0.001 par value common stock immediately upon approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.  Pursuant to the Share Exchange Agreement, we issued 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock to the members of HPI.  The Company’s stockholders approved the increase in authorized shares effective May 26, 2009 and the 418,500 Series A shares automatically converted into 34,397,261 shares of the Company’s $0.001 par value common stock effective May 28, 2009 upon the filing of Amended and Restated Articles of Incorporation with the Nevada Secretary of State.

Warrants

In connection with the Share Exchange Agreement with HPI, the Company issued warrants to purchase 14,302,300 shares of common stock of the Company to the HPI Members. These warrants expire on March 4, 2012 and have an exercise price of $0.12 per share.  These shares were considered issued as of March 4, 2009, the date the Definitive Agreement was executed for the transaction, and valued at $886,743 based upon the Black Scholes option pricing model. This amount was recorded as stock based compensation expense during the quarter ended July 31, 2009.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 4, 2009	$886,743	3 years	$0.12	$0.07	195%	1.4%

Also in connection with the Share Exchange Agreement with HPI, the Company issued warrants to purchase 10,276,028 shares of common stock of the Company to parties that assisted the Company in the transaction, including 3,082,808 to FFFC. These warrants expire on March 5, 2012 and one third have an exercise price of $0.10 per share, one third have an exercise price of $0.15 per share and one third have an exercise price of $0.18 per share.  These shares were considered issued as of March 4, 2009, the date the Definitive Agreement was executed for the transaction, and valued at $626,941 based upon the Black Scholes option pricing model. This amount was recorded as stock based compensation expense during the quarter ended July 31, 2009.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 4, 2009	$216,619	3 years	$0.10	$0.07	195%	1.4%
March 4, 2009	$206,857	3 years	$0.15	$0.07	195%	1.4%
March 4, 2009	$203,465	3 years	$0.18	$0.07	195%	1.4%

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively.  These warrants have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595 based upon the Black Scholes option pricing model.  Because these warrants vest over a two year period, the value of those portions that vest in 2010 and 2010 totaling $2,759,948 will be expensed over the two year vesting life of the warrants.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 5, 2009	$1,374,647	5 years	$0.13	$0.12	225%	1.9%
May 5, 2009	$1,374,646	6 years	$0.13	$0.12	225%	2.3%
May 5, 2009	$1,385,302	7 years	$0.13	$0.12	225%	2.6%

A summary of the activity of the Company’s outstanding warrants at January 31, 2009 and July 31, 2009 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2009	4,213,719	$ 0.39	$ 0.10

Granted	56,812,044	0.13	0.10
Exercised	265,000	-	-

Outstanding and exercisable at July 31, 2009	60,760,763	$ 0.15	$ 0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of July 31, 2009.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	3,186,219	$ 0.50	1.2 years

$0.25	27,500	0.25	1.8 years

$0.10 to $0.18	56,547,044	0.13	4.7 years

$0.06	1,000,000	0.06	2.4 years

	60,760,763	$ 0.15	2.8 years

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

During the three months ended April 30, 2009, the Company granted officers, directors and consultants 1,350,000 options to purchase shares of common stock at an exercise price of $0.07 per share (the market value of the common stock on the date of the grant).  The options were valued at $93,150 based upon the Black-Scholes option pricing model (approximately a $0.07 grant date fair value per option).  The options were fully-vested at the date of the grant and therefore the Company recorded $93,150 of stock based compensation expense during the three month period ended April 30, 2009.

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2009	$93,150	5 years	$0.07	$0.07	213%	1.94%

All options outstanding at July 31, 2009 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at January 31, 2009 and at July 31, 2009 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	425,000	$0.35	3,4	$0

Options granted	-	-	-	-

Outstanding at July 31, 2009	425,000	$0.35	3.4	$0

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	0	$0.00	0	$0

Options granted	1,350,000	$0.07	4.6	40,500

Outstanding at July 31, 2009	1,350,000	$0.07	4.6	$40,500

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Note 10:  Agreements

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

As of July 31, 2009, the Company has failed to pay the technology access or quarterly license fees and has failed to substantially perform under the License Agreement.  As a result, the licensors could declare a default under the License Agreement to the Company at any time and if the Company fails to perform its obligations under the agreement during any cure period, the Company may lose its ability to secure the licensing rights for the ICA-1 process.

Note 11:  Subsequent Events

On September 15, 2009, the Company engaged a placement agent to act as its agent in the offer and sale of up to $700,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”).  The offering is on a “best efforts” basis with a minimum offering amount of $100,000.  In connection with the transaction, the Company executed an Escrow Agreement in which all funds related to the offering will be deposited until the minimum offering amount of $100,000 is reached and a closing occurs.   Once the minimum offering amount is reached, funds raised up to the maximum offering amount will be released from escrow at future closings from time-to-time as prescribed in the offering documents.  As of the filing of this report, the Company has received no funds from this offering.

Among other terms of the offering, the Debentures will be due three years from the final Closing Date under the securities purchase agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as called for in the agreements.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance of each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the offering documents), the Company is required to pay interest to the Holder of each outstanding Debenture, at the option of the Holders (i) at the rate of lesser of eighteen percent (18%) per annum and the maximum interest rate allowance under applicable law, and (ii) the Holders may at their option declare the Debentures, together with all accrued and unpaid interest, to be immediately due and payable.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

The Company may at its option call for redemption all or part of the Debentures prior to the Maturity Date.  The Debentures called for redemption shall be redeemable for an amount equal to 120% of the outstanding principal and interest if called for redemption prior to the date that is six months from the date of issuance, or 131%, if called for redemption on or after the date that is six months after the date of issuance.  If fewer than all of the outstanding Debentures are redeemed, then all of the Debentures shall be partially redeemed on a pro rata basis.

Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the debentures.  In addition, if the closing bid price of the Common Stock is below $0.05 on three (3) consecutive trading days, then the Company shall seek to implement a reverse stock split in a ratio of at least one-for-five.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended January 31, 2009 and 2008 as well as HPI’s consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007.

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

AlumiFuel Power Corporation was incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc.  Pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 by and between the Company and Inhibetex Therapeutics, Inc., a Colorado corporation (“Inhibetex”), Organic Soils.com, Inc. and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of Organic Soils.com, Inc., and whereby Inhibetex became a wholly owned subsidiary of Organic Soils.com, Inc.  The Share Exchange was effective as of May 19, 2005 at which time the Company changed its name to Inhibiton Therapeutics, Inc.

Acquisition of HPI Partners LLC and Subsidiary

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI and the Security Holders of HPI (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock.  Through this transaction HPI and its wholly-owned subsidiary API became wholly owned subsidiaries of the Company (the “Share Exchange”).  The 418,500 shares of the Company’s Series A Preferred Stock automatically converted to 34,397,261 shares of the Company’s $0.001 par value common stock effective May 28, 2009 following approval by the Company’s stockholders of an increase in the number of authorized common shares sufficient to effect the conversion.  In addition, in exchange for a like number of HPI warrants the HPI Members received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

HPI Partners, LLC is a Colorado Limited Liability Company formed on November 8, 2007.  The Company was formed to acquire two secured promissory notes and certain collateralized assets of Hydrogen Power, Inc. underlying those notes out of receivership in King County Washington.  In order to acquire the collateralized assets, on April 4, 2008, the Company purchased two promissory notes secured by the assets of Hydrogen Power (the “Secured Notes”) owned by two institutional investors for a total of $815,564.  In September 2008, HPI was awarded all of Hydrogen Powers assets excluding cash and computer data, laboratory notebooks, and patents and patent applications that are subject to arbitration proceedings in which the Company is a party.

On May 16, 2008, HPI formed AlumiFuel Power, Inc., a Colorado corporation, which is a wholly-owned operating subsidiary of the Company.  API of Philadelphia, Pennsylvania, is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  API’s hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

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

API has completed the design and engineering modifications necessary to begin initial production of its Portable Balloon Inflation System (PBIS-1000).  The third generation prototype of the PBIS-1000 was successfully demonstrated to an unspecified military customer in late April, 2009.

As a result of the successful demonstration, API has finalized the design and selection of components of the new modified system.   Incorporating feedback from the customer, the fourth generation PBIS-1000 unit represents a significant upgrade over the third generation prototype unit.  The new system has a simpler design with fewer components, and is lighter, more compact, more ruggedized for military applications, more user-friendly, and more cost effective.  Using a higher grade stainless steel construction with better corrosion properties and durable fluorocarbon rubber for all seals, the upgraded unit can better withstand required pressures and temperatures over its long expected lifetime.  The reactor and water tanks, as well as all plumbing lines and connectors, have been optimized for weight, simplicity, and cost, and are stamped and certified with the ASME code – a standard requirement for commercial pressure vessels.  The unit meets Mil Spec requirements for vibration, environmental and drop tests, and is housed in a molded polyethylene carrying case used regularly by the military.

In addition, a more effective packaging configuration of the company’s proprietary AlumiFuel cartridges increases the speed of the reaction and the hydrogen yield, while reducing cartridge cost.  The versatile PBIS-1000 unit can produce 1,000 liters of hydrogen in 20 minutes at ambient temperature and atmospheric pressure using only two 32oz AlumiFuel cartridges.

The PBIS-1000 man-portable reactor and launching unit uses API’s proprietary AlumiFuel technology to produce hydrogen through the powerful chemical reaction of powdered aluminum, water and proprietary additives. The device requires only a simple water hand pump and two small AlumiFuel cartridges to propagate the reaction and generate sufficient lift gas to launch a 5-foot diameter weather balloon.

This API innovation, which enables on the spot generation of hydrogen without any external energy or toxic chemicals, is easier to use and is cheaper than current lift gas solutions.  Traditionally, helium has been used as the primary lift gas, but with the increasing scarcity and cost of helium, users are rapidly switching to hydrogen.  The API portable launching unit is far more mobile and cost effective than other on-site hydrogen generation systems.  The global market for lift gas fuel is approximately $70 million and growing, with more than 1,000,000 weather balloons and special purpose balloons launched annually for telecom relay, cloud height measurement and national security applications each year.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at January 31, 2009 and July 31, 2009, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations including both its newly acquired operating subsidiaries HPI and API, as well as our legacy biotechnology operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the anticipated production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.

During the six months ended July 31, 2009, we received a net of approximately $705,000 from our financing activities, primarily from the sale of shares of our common stock.  This compared to cash provided by financing activities of $1,226,754 in the six months ended July 31, 2008 derived primarily from proceeds from the issuance of equity.

In the six month period ended July 31, 2009, net cash used in operating activities was $669,354.  This compared to net cash used in operating activities of $381,288 for same period in 2008.  The 2009 amount included a $6,704,212 net loss that included approximately $5,930,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants.  This compares to a net loss of $404,503 in the six months ended July 31, 2008 that included no non-cash charges.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt facilities and equity financing to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution to our current shareholders.

(b)           Results of Operations

Six Month Period ended July 31, 2009

The Company’s results of operations for the 2009 periods reported include the consolidated operations of the Company and its pre-reverse merger Inhibiton operations as well as those of HPI and API while operations for the 2008 period include only those of HPI and API.

For the six month period ended July 31, 2009, our total operating costs and expenses were $955,070 versus $392,066 for the same period in 2008.  Those amounts included $179,200 and $91,600 in 2009 and 2008, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  This amount increased significantly in the 2009 period versus the 2008 period and the Company ramped up its product development activities.  Product development expense was $15,745 for the six months ended July 31, 2009 versus $14,294.  The 2009 expense also includes $197,545 for the full allowance of promissory notes and interest receivable from FFFC, an affiliate of the Company.

The balance of $562,580 and $286,172 for “other” SG&A expenses was comprised of the following:

	Six months ended July 31, 2009	Six months ended July 31, 2008
General and administrative	$72,441	$55,098
Salaries and employee benefits	183,491	89,130
Legal and accounting	128,620	38,044
Professional services	178,028	103,900
	$562,580	$286,172

The “other” SG&A expense during the six months ended July 31, 2009 included a significant increase in salaries and employee benefits as the Company had fewer employees during the first three months of 2008.  The company also saw a significant increase in legal and accounting costs as well as professional services costs as it worked to acquire the Hydrogen Power, Inc. as well as complete the reverse-merger transaction.

The company recorded $(3,334,188) in “other income (expense)” during the six months ended July 31, 2009 as compared to $12,437 in the same period of 2008.  This increase is primarily attributed to one-time stock-based compensation costs during the 2009 period including $1,513,683 for warrants issued as part of the HPI Partners acquisition as well as $1,719,641 for warrants issued to key management of API.  Interest expense increased approximately 34% the six months ended July 31, 2009 versus 2008 with the consolidation of three entities in 2009 versus only two in 2008.

Three Month Period ended July 31, 2009

For the three month period ended July 31, 2009 total operation expenses were $558,782 in 2009 versus $246,448 in 2008.  Those amounts include $73,100 in related party expense for the 2009 period and $29,400 during the 2008 period for management fees and rent expense paid to affiliates.  This amount increased in 2009 versus 2008 primarily from the addition of management consultants at API.  The 2009 expense also includes $197,545 for the full allowance of promissory notes and interest receivable from FFFC, an affiliate of the Company.  Product development expense remained relatively stable at $5,552 in 2009 versus $6,194 in 2008.

The balance of $562,580 and $286,172 for “other” SG&A expenses was comprised of the following:

	Three months ended July 31, 2009	Three months ended July 31, 2008
General and administrative	$40,991	$26,712
Salaries and employee benefits	85,296	89,130
Legal and accounting	51,798	26,112
Professional services	104,500	68,900
	$282,585	$210,854

The “other” SG&A expense during the three months ended July 31, 2009 included a significant increase in legal and accounting as well as professional services in the 2009 period versus the 2008 period as the Company incurred additional expenses related to product development and merger activities.  General and administrative expenses also increased with the consolidation of three entities in 2009 versus only two in 2008.  Salaries and employee benefits remained stable.

Other income (expense) was $(3,217,089) for the three month period ended July 31 2009 versus $(6,727) for the three month period ended July 31, 2008.  This increase is primarily attributed to one-time stock-based compensation costs during the 2009 period including $1,513,683 for warrants issued as part of the HPI Partners acquisition as well as $1,719,641 for warrants issued to key management of API.  Interest expense decreased as a significant amount of notes payable were converted to equity in the first quarter of 2009, which resulted in significantly lower note payable balances and a resultant decrease in interest expense.  This was partially offset by fair value adjustment of derivative liabilities of $20,533 in the 2009 period.

Changes in loss per common share resulted from the restatement of HPI’s equity resulting from the reverse-merger transaction.

Off-Balance Sheet Arrangements.  During the three month period ended April 30, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-B.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of July 31, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Due to the small size and limited financial resources, our administrative assistant, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash primarily in the hands of two individuals. This limited segregation of duties represents a material weakness.  We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In May 2009, we issued 265,000 shares of our common stock upon the exercise of a warrant by an unaffiliated third party for $0.01 per shares or $2,650.

In May 2009, 418,500 shares of Series A preferred stock automatically converted into 34,397,261 shares of the Company’s $0.001 par value common stock effective May 28, 2009 upon the filing of Amended and Restated Articles of Incorporation with the Nevada Secretary of State.  These shares were issued as part of the Company’s acquisition of HPI Partners, LLC and were issued at par value of $0.001 per share.

On May 8, 2009, the outstanding principal of $200,000 and accrued interest of $8,597 on two promissory notes issued in December of 2008 and January 2009 notes were converted to 4,171,940 shares of $0.001 par value common stock or $0.05 per share.

During the period three month period ended July 31, 2009, the Company sold 40,087,506 shares of common stock to accredited investors for total proceeds of $535,221 or the equivalent of $0.013 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Effective May 26, 2009, our stockholders approved through a written consent in lieu of special meeting three proposals submitted to a vote.  A total of 196,570,983 shares were eligible to vote on the proposals that all passed by a vote of 106,295,481, or 54% of the eligible voting shares without any no votes or abstentions.  Accordingly, the stockholders approved a name change of the Corporation to AlumiFuel Power Corporation, an increase in the number of authorized shares of the Company’s $0.001 par value common stock from 200,000,000 shares to 500,000,000 shares, as well as the Company’s 2009 Stock Incentive Plan.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
4.1	Form of Securities Purchase Agreement by and among AlumiFuel Power Corporation and the Buyers of up to $700,000 of Convertible debentures dated September 15, 2009. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: September 21, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer