Form 10-Q
period 2009-10-31
AlumiFuel Power Corp
filed 2009-12-21
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended October 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at December 1, 2009: 289,936,993

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

Page

Balance Sheets at October 31, 2009 (unaudited) and December 31, 2008	F-2

Statement of Operations for the three and nine months ended
October 31, 2009 and three and nine months ended October 31, 2008	F-3

Statement of Changes in Shareholders' Deficit for the period from
November 11, 2007 through October 31, 2009 (unaudited)	F-4

Statement of Cash Flows for nine months ended October 31, 2009 and
nine months ended October 31, 2008	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T. Controls and Procedures	28

Part II – Other Information	29

Signatures	31

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Cash	$151,033	$292
Accounts receivable	—	20,000
Deposits	—	3,750
Prepaid expenses	40,632	8,045
Notes receivable (Note 5)	467	120,750
Investment securities - marked to market (Note 1)	560,000	35,000
Property and equipment, less accumulated depreciation
of $1076 (October 31) and $268 (December 31)	8,162	2,032
Deferred debt issues costs (Note 4)	167,030
Other assets	19	4,948

Total assets	$927,343	$194,817

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$47,001	$46,757
Accounts payable, other	265,913	229,563
Derivative liability, convertible notes payable (Note 4)	357,000	—
Notes payable, related party (Note 3)	154,842	33,292
Notes payable, other (Note 4)	35,200	75,654
Convertible notes payable (Note 4)	38,750	225,000
Payroll liabilities (Note 7)	66,972	52,576
Accrued expenses	597	3,576
Accrued interest payable:
Interest payable, convertible notes (Note 4)	2,645	21,426
Interest payable, related party notes (Note 3)	26,446	914
Interest payable, notes payable other (Note 4)	11,936	1,156

Total current liabilities	1,007,302	689,914

Commitments and contingencies	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (October 31) and 170,800 (December 31) shares
issued and outstanding	—	171
Common stock, $.001 par value; 500,000,000 shares authorized,
289,936,993 (October 31) and 119,589,047 (December 31) shares
issued and outstanding	289,937	119,589
Additional paid-in capital	8,773,537	1,517,040
Accumulated deficit	(9,143,433)	(2,131,897)

Total shareholders' deficit	(79,959)	(495,097)

Total liabilities and shareholders' deficit	$927,343	$194,817

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008

Operating costs and expenses:
Product development expense	$4,403	$2,611	$20,148	$16,905
Selling, general and administrative expenses
Related party (Note 3)	120,775	50,400	321,675	129,500
(Gain) loss on debt extinguishment (Notes 4 & 10)	(169,880)	-	31,094	-
Other (Note 6)	259,798	223,229	800,679	521,901

Total operating costs and expenses	(215,096)	(276,240)	(1,173,596)	(668,306)

Other income (expense)
Unrealized gain (loss) on investments (Note 1)	420,000	(605,563)	455,000	(605,563)
Stock-based compensation (Note 9)	(1,407,044)	-	(4,757,367)	-
Interest (expense) income, amortization
of convertible note discount (Note 4)	(8,750)	-	(16,952)	-
Interest expense (Notes 3 & 4)	(84,638)	(9,846)	(97,920)	(22,283)
Fair value adjustment of derivative liabilities (Note 4)	(21,466)	-	(15,417)

	(1,101,898)	(615,409)	(4,432,656)	(627,846)

Loss before income taxes	(1,316,994)	(891,649)	(5,606,252)	(1,296,152)

Income tax provision (Note 8)	-		-

Net loss	$(1,316,994)	$(891,649)	$(5,606,252)	$(1,296,152)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares
outstanding (Notes 1 & 9)	283,637,328	99,068,528	239,754,585	74,639,304

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
November 11, 2007 through October 31, 2009 (Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Total shareholders
	Shares	Par value	Shares	Par value	Capital	deficit	deficit
Balance at November 11, 2007 Inception Date	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(24,545)	(24,545)

Balance at January 31, 2008	-	-	-	-	-	(24,545)	(24,545)

February 2008 through January 2009,
sale of common stock (Notes 1 & 9) *	123,780,829	123,781	131,800	132	1,513,887	-	1,637,800

December 2008, issuance of common
stock for debt (Notes 1 & 9) *	8,219,178	8,219	50,000	50	141,731	-	150,000

Net loss						(2,135,444)	(2,135,444)

Balance at January 31, 2009 *	132,000,007	$132,000	181,800	$182	1,655,618	$(2,159,989)	$(372,189)

February through May 2009,
sale of common stock (Notes 1 & 9) *	11,506,850	11,507	58,300	58	186,735	-	198,300

March 2009, issuance of common
stock for debt (Notes 1 & 9) *	27,616,440	27,616	178,400	179	486,605	-	514,400

May 2009, reverse acquisition of HPI
Partners, LLC and subsidiary (Notes 1 & 9)	22,825,993	22,826	-	-	556,215	(1,377,192)	(798,151)

May 2009, issuance of warrants in
HPI Partners LLC acquisition (Note 9)	-	-	-	-	1,513,683	-	1,513,683

May 2009, issuance of common stock upon
exercise of warrants (Note 9)	265,000	265	-	-	2,385	-	2,650

May 2009, issuance of common stock for
debt (Notes 4 & 9)	4,171,940	4,172	-	-	204,425	-	208,597

May 2009, issuance of warrants to subsidiary
officers and consultants (Note 9)	-	-	-	-	2,064,635	-	2,064,635

May 2009, conversion of Series A preferred
stock to common stock (Notes 1 & 9)	34,397,261	34,397	(418,500)	(419)	(33,978)	-	-

May through July 2009, issuance of common
stock in private placements (Note 9)	40,087,506	40,088	-	-	495,133	-	535,221

August through October 2009, issuance of common
stock in private placements (Note 9)	15,362,500	15,363	-	-	293,085	-	308,448

September 2009, issuance of common stock
for debt (Notes 1 & 9)	607,996	608	-	-	82,627	-	83,235

September 2009, issuance of convertible note
and warrant (Notes 4 & 9)	-	-	-	-	85,050	-	85,050

September 2009, issuance of common stock
for debt offering (Notes 4 & 9)	900,000	900	-	-	116,100	-	117,000

October 2009, issuance of stock options to
officers, directors & consultants (Note 9)	-	-	-	-	1,040,000	-	1,040,000

October 2009, issuance of common stock
for warrant exercises (Notes 3 & 9)	195,500	195	-	-	25,219	-	25,414

Net loss	-	-	-	-	-	(5,606,252)	(5,606,252)

Balance at October 31, 2009	289,936,993	$289,937	-	$-	8,773,537	$(9,143,433)	$(79,959)

* Restated, see Note 1

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statements of Cash Flows
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$(5,606,252)	$(1,296,152)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 9)	4,757,367	—
Shares issued for services (Note 4)	61,000	—
Loss on debt extinguishment (Notes 4 & 10)	(181,191)	—
Debt issuance costs (Note 4)	117,000	—
Beneficial conversion feature	63,000	—
Allowance for bad debt (Note 5)	208,445	—
Depreciation and amortization	6,790	153
Unrealized (gain) loss on investments (Note 1)	(455,000)	605,563
(Decrease) increase in derivative liability (Note 4)	15,417	—
Amortization of discount on debentures payable (Note 4)	16,952	—
Changes in operating assets and liabilities:		—
Accounts and other receivebles	13,651	(3,537)
Prepaid expenses and other assets	(29,597)	(3,750)
Accounts payable and accrued expenses	41,389	38,710
Related party payables (Note 3)	(60,950)	—
Interest payable	4,448	18,713
Net cash used in operating activities	(1,027,531)	(640,300)

Cash flows from investing activities:
Purchase of equipment	(6,938)	(2,300)
Purchase of debt securities	—	(781,824)
Issuance of notes receivable (Note 5)	(63,175)	(92,350)
Payments received on notes receivable (Note 5)	633	—
Cash acquired in reverse acquisition (Note 1)	655	—
Net cash used in investing activities	(68,825)	(876,474)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	315,000	—
Proceeds from notes payable, related (Note 3)	43,247	149,000
Proceeds from convertible promissory note (Note 4)	30,000	111,800
Proceeds from notes payable, other (Note 4)	—	50,000
Proceeds from sales of common stock (Note 9)	1,096,401	1,347,000
Proceeds from exercise of warrants to
purchase common stock (Note 9)	2,650	—
Payments on notes payable, related (Note 3)	(112,313)	(123,240)
Payments to placement agents (Note 4)	(173,050)	—
Net cash provided by financing activities	1,201,935	1,534,560

Net change in cash and cash equivalents	105,579	17,786

Cash and cash equivalents:
Beginning of period	45,454	14,933

End of period	$151,033	$32,719

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$27,362	$5,680

Noncash financing transactions:
Accounts payable converted to stock	$90,414	$—
Notes and interest payable converted to stock, other	$570,523	$—
Notes and interest payable converted to stock, related	$61,400	$—
Stock issued in exchange for related party accounts payable	$22,500	$—

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended October 31, 2009 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”) and AlumiFuel Power, Inc. (“API”). The historical financial statements for the three and nine month periods ended October 31, 2008 are those of HPI and API.  Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended January 31, 2009, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC and well as the financial statements of HPI Partners, LLC included in the Company’s Current Report on Form 8-K/A dated May 4, 2009 as filed with the SEC on July 14, 2009.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through October 31, 2009, and has an accumulated net deficit of $9,143,443 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The 3,500,000 shares of FastFunds Financial Corporation common stock are presented on the balance sheet as “Investment securities – marked to market” and are marked to their fair value at the end of each reporting period.  The shares were valued at $210,000 at their acquisition date and $105,000 at January 31, 2009 based on the then market price of $0.03 per share.  At October 31, 2009, the shares were valued at $560,000 based on the closing market price of $0.16 per share on that date.  Accordingly, the corresponding increase in value of $455,000 was recorded as “Unrealized gain on investment” at October 31, 2009 on the statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at October 31, 2009 were $151,033.

Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of, and accounts for stock-based compensation in accordance ASC 718 - "Compensation - Stock Compensation" (formerly Statement of Financial Accounting Standards (SFAS) No. 123 – revised 2004 (“SFAS 123R”) "Share-Based Payment".  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  Details of the Company’s stock based compensation expenses can be found under Note 7, Capital Stock.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At October 31, 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC 815 - "Derivatives and Hedging" (formerly SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities").

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Recently issued accounting pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. The Company does not believe that these new pronouncements have applicability to the Company or their effect on the financial statements would not have been significant.  The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $90,000 at October 31, 2009.   At October 31, 2009, the Company owed $400 to its officers for management services.

During the nine month period ended October 31, 2009, HPI paid a corporation affiliated with the Company’s officers a management fee that totaled $32,000 for services rendered as managers of the Company, all of which was paid during the period.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the nine months ended October 31, 2009, the Company paid $28,674 to a corporation owned by Messrs. Fong and Olson under this bonus program.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the nine month period ended October 31, 2009, these management fees totaled $175,500, $65,000 of which was recorded as legal and accounting expense during the period.  As of October 31, 2009, the Company owed $46,601 in accrued management fees and related expenses.

In February 2009, our secretary/treasurer, Thomas Olson, converted $22,500 in accrued management fees due him to 300,000 shares of our $0.001 par value common stock.  The shares were valued at $0.075 per share, the market price of our common stock on the date of issuance.  In October 2009, David Cade, President of API, used $10,465 in accrued expenses to exercise warrants to purchase 80,500 shares of our common stock at $0.13 per share.  Also in October 2009, Michael McAllister, API's vice president/general counsel used $14,950 in accrued management fees to exercise warrants to purchase 115,000 shares of our common stock at $0.13 per share

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $10,800 for the six months ended October 31, 2009.

Prior to the acquisition of HPI by the Company, HPI was paying a company owned by the Company’s officers rent of $500 per month for the use of limited office space as well as certain office machines, phone systems and long distance fees.  This rent expense totaled $2,000 for the period from February through May 2009.

Accounts payable to related parties consisted of the following at July 31, 2009:

Management fees payable to officers	$46,989

Accrued expenses payable to subsidiary officer	12

Total accounts payable, related party	$47,001

Related Party Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes with a total principal balance at January 31, 2009 of $157,310.   The notes bear an interest rate of 8% and are due on demand.  During the nine month period ended July 31, 2009, the Company repaid $20,310 in principal and $14,690 in interest on these notes.  As of October 31, 2009, $137,000 in principal remained outstanding with $24,687 in accrued interest on all notes payable to the trust.

As of January 31, 2009, the Company owed $26,200 in principal to a company owned by the president for various promissory notes issued during prior periods.   The notes bear an interest rate of 8% per annum and are due on demand.  During the nine months ended October 31, 2009, an additional $12,300 in notes payable were issued while the Company paid the entire principal balance on these notes along with $4,963 in accrued interest on the promissory notes.  At October 31, 2009, no principal or accrued interest remained outstanding on all notes payable to this affiliate.

At January 31, 2009, the Company owed $671 in principal on promissory notes payable to the president.  The notes bear an interest rate of 8% per annum and are due on demand.  During the nine months ended October 31, 2009, an additional $8,600 in notes payable were issued while the Company made payments totaling $9,236 in principal and $140 in interest on these notes.   As of October 31, 2009, $35 in principal and $1 in accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

In periods prior to January 31, 2009, the Company executed promissory notes with companies affiliated with the Company’s officers that totaled $27,084 at January 31, 2009.  During the nine month period ended October 31, 2009, and additional $11,747 in notes payable were issued.  These notes carry an interest rate of 8% per annum and are due on demand.  During the nine month period ended October 31, 2009, $33,977 in principal and $4,8146 in accrued interest was repaid on these notes leaving a balance due at October 31, 2009 of $4,855 in principal and $130 in accrued interest payable.

As of January 31, 2009, the Company owed $5,500 on a promissory note issued to a partnership affiliated with the Company’s president.  This note carries an interest rate of 8% and is due on demand.  As of October 31, 2009, the entire balance of this note remains outstanding with accrued interest payable of $1,008.

During the Nine month period ended October 31, 2009, the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of October 31, 2009, $5,000 in principal and $220 in accrued interest remained outstanding on this note.

During the nine month period ended October 31, 2009, the Company issued a promissory note to a company owned by its president and secretary in the amount of $400.  This note carries and interest rate of 8% per annum and is due on demand.  As of October 31, 2009, $400 in principal and $16 in accrued interest remained outstanding on this note.

HPI Partners, LLC

During 2008, the HPI issued various promissory notes payable to one of its managers, Henry Fong, in exchange for loans totaling $69,900.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $52,336 in principal on these notes leaving a principal balance due at December 31, 2008 of $17,564.  During the three months ended March 31, 2009, the entire principal balance of these notes plus $536 in accrued interest was converted to $18,100 of membership interest in HPI that converted to 1,487,672 shares of Company common stock in the Share Exchange.  As of October 31, 2009, $119 in accrued interest remained payable on these notes.

During 2008, the Company issued various promissory notes payable to a company owned by one of its managers, Henry Fong, in exchange for loans totaling $24,100.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $21,682 in principal on these notes leaving a principal balance due at December 31, 2008 of $2,418.  During the three months ended March 31, 2009 an additional $13,500 was loaned to the Company while $12,366 was repaid on these notes.  On March 4, 2009, $3,500 of the remaining balance of these notes was converted to a like amount of membership interest in HPI that converted to 287,671 shares of Company common stock in the Share Exchange.  An additional $2,000 was loaned in May 2009 leaving a principal balance due at October 31, 2009 of $2,052 with accrued interest of $104.

In December 2007, the Company issued a convertible note payable to a company owned by one of its managers, Henry Fong, in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on January 17, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance plus $3,000 in accrued interest was converted to a $28,000 membership interest in HPI that converted to 2,301,370 shares of Company common stock in the Share Exchange. As of October 31, 2009, $83 in accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

During the year ended December 31, 2008, the Company issued various promissory notes payable to a company owned by its Managers, Henry Fong and Thomas B. Olson, in exchange for loans totaling $46,800.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $33,490 in principal on these notes leaving a principal balance due at December 31, 2008 of $13,310.  During the three months ended March 31, 2009, $2,101 of these funds was repaid in cash and on March 4, 2009, the balance of $11,209 plus accrued interest of $591 was converted to $11,800 of membership interest in HPI that converted to 969,863 shares of Company common stock in the Share Exchange.  As of October 31, 2009, $78 in accrued interest remained payable on these notes.

Notes and interest payable to related parties consisted of the following at July 31, 2009:

Notes payable to officers; interest at 8% and due on demand	$35

Notes payable to affiliates of Company officers; interest at 8% and due on demand	154,807

Notes payable, related party	154,842

Interest payable related party	26,446

Total principal and interest payable, related party	$181,288

Note 4: Notes Payable

AlumiFuel Power Corporation

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at October 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $11,119 at October 31, 2009.

During the year ended January 31, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at April 30, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $749 at October 31, 2009.

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

In February 2008, the Company issued a note payable to an unaffiliated third party in exchange for $50,000.  This note carried and interest rate of 10.5% per annum and was due 90 days following its issuance and later extended to July 1, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus accrued interest of $1,900 was converted to $51,900 of membership interest in the Company that converted to 4,265,754 shares of Company common stock in the Share Exchange.  As of October 31, 2009, $69 in accrued interest remained payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

In December 2008, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on December 31, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus $600 in accrued interest was converted to a $25,600 membership interest in the Company that converted to 2,104,110 shares of Company common stock in the Share Exchange.  As of October 31, 2009, $51 in accrued interest remained payable on these notes.

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

AlumiFuel Power Corporation Convertible Promissory Notes

May 2008 Notes

In May 2008, the Company issued notes payable to two accredited investors for the issuance of $55,000 of 10% unsecured convertible notes in private transactions (the “May Notes”).  The May Notes are convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion subject to a floor of $0.05 per share. The Company evaluated the Notes’ conversion terms to determine if they gave rise to an embedded derivative that would need to be accounted for separately under ASC 815 (formerly SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock").  The Company determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares if converted.  Since the May Notes are convertible into a variable number of shares upon conversion, the conversion feature is not considered to be conventional and therefore must be bifurcated from the debt host and accounted for as a derivative liability.  Accordingly, the fair value of these derivative instruments of $30,037 was recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the May Notes.  The change in the fair value of the derivative liability will be re-measured at each balance sheet reporting date with any difference recorded as other income (expense) in the consolidated statement of operations.

The fair value of the derivative instruments was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 2, 2008	$16,333	1 year	$0.09	$0.12	101%	2.1%
May 21, 2008	$13,704	1 year	$0.068	$0.09	101%	2.1%

At July 31, 2009, the Company revalued all derivative liability balance of the May Notes.  Therefore, for the period from their issuance to July 31, 2009, the Company recorded an expense and decreased the previously recorded liabilities by $9,504 resulting in a derivative liability balance of $20,533 at July 31, 2009.

In September 2009, all principal and accrued interest totaling $7,426 was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  Accordingly, the derivative liability balance at July 31, 2009 of $20,533 was reduced to zero and the principal balance on the May Notes of $55,000 and accrued interest was converted to equity.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

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

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note is due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $63,000 with an offset to additional paid-in capital.  The entire principal balance of this note plus accrued interest of $572 was payable at October 31, 2009.

Convertible Debentures

In September, 2009, the Company engaged a placement agent to act as its agent in the offer and sale of up to $700,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”).  The offering is on a “best efforts” basis with a minimum offering amount of $100,000.  In connection with the transaction, the Company executed an Escrow Agreement in which all funds related to the offering will be deposited until the minimum offering amount of $100,000 is reached and a first closing occurs.   Once the minimum offering amount is reached, funds raised up to the maximum offering amount will be released from escrow at future closings from time-to-time as prescribed in the offering documents.

Among other terms of the offering, the Debentures are due three years from the final Closing Date for each Debenture under the securities purchase agreement (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as called for in the agreements.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

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

On September 29, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $220,000 in Debentures.  An additional closing was completed on October 15, 2009 for an aggregate of $95,000 in Debentures.  During the nine month period ended October 31, 2009, we received net proceeds from the Debenture closings of $258,950 after debt issuance costs of $56,050 paid to the placement agent, Divine Capital Markets, LLC.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $173,050 at October 31, 2009, as well as for any future closings issued will be amortized over the three year term of the Debentures. As of October 31, 2009, $6,020 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. Such discount will be accreted from the date of issuance to the maturity date of the Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $315,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2006 Debenture resulted in an initial debt discount of $315,000 and an initial loss on the valuation of derivative liabilities of $10,229 for a derivative liability balance of $325,229.

The fair value of the Debentures was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/29/2009	$207,429	3 years	$0.105	$0.13	195%	1.38%
10/15/2009	$117,800	3 years	$0.075	$0.12	196%	1.38%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

At October 31, 2009, the Company revalued the derivative liability balance of the Debentures.  Therefore, for the period from their issuance to October 31, 2009, the Company recorded an expense and increased the previously recorded liabilities by $31,771 resulting in a derivative liability balance of $357,000 at October 31, 2009.

The fair value of the Debentures was calculated at October 31, 2009 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$357,000	3 years	$0.075	195%	1.38%

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

On March 13, 2009, the entire principal balance of these notes plus $25,000 in accrued interest was converted to $250,000 of membership interest in HPI.  Included in this amount is $28,000 converted by a company owned by Henry Fong, a manager of the Company.  The remaining $222,000 of these notes from third parties converted to 18,246,576 shares of Company common stock in the Share Exchange.  As of October 31, 2009, $528 in accrued interest remained payable on these notes.

Note 5:  Notes Receivable

During the year ended January 31, 2009, HPI loaned $133,125 to FastFunds Financial Corporation (“FFFC”), an affiliate of the Company.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  During the nine months ended October 31, 2009, HPI loaned an additional $36,875 and the Company loaned FFFC an additional $26,300 for a total outstanding balance due from FFFC at October 31, 2009 of $196,300.  At October 31, 2009, there was $15,985 in interest receivable due from FFFC on these notes.  Management of the Company evaluated the likelihood of payment on these notes at October 31, 2009 and determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded a loss on debt extinguishment of $196,300 on the Company’s statement of operations at October 31, 2009.

As of October 31, 2009, the Company has $467 notes receivable from a non-affiliate.  This notes is due on demand, carries an interest rate of 8% and has accrued interest payable of $9.  At July 31, 2009 the Company had a $253 note receivable due from an affiliated entity.  This note carried an interest rate of 8% and was due on demand.  The entire principal balance and $1 of accrued interest was paid on this note during the quarter ended October 31, 2009 leaving no balance due.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

Note 6:  Other Expense

Other expense for the three and nine month periods ended October 31, 2009 and 2008 consisted of the following:

	Three months ended October 31, 2009	Three months ended October 31, 2008	Nine months ended October 31, 2009	Nine months ended October 31, 2008
General and administrative	$43,818	$40,145	$129,060	$92,148
Salaries and employee benefits	89,423	109,591	272,913	205,317
Legal and accounting	27,870	10,344	117,490	48,387
Professional services	98,688	63,149	281,216	179,549
	$259,798	$223,229	$800,679	$521,901

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  During that period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees.  During the nine month period ended October 31, 2009, $4,583 of this amount was paid and the Company accrued estimated penalty and interest expense totaling $18,979 leaving a balance of $66,972.  This amount is included on the balance sheets at July 31, 2009 as “payroll liabilities”.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

During the period three month period ended October 31, 2009, the Company sold 15,362,500 shares of its common stock to accredited investors for total proceeds of $308,448 or the equivalent of $0.02 per share.

In September 2009, $55,000 in principal and accrued interest totaling $7,426 from the May Notes was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.

In September 2009, we issued 900,000 shares valued at $117,000 to the placement agent conducting our Debenture offering.  These shares were valued at $0.13 per share, the market price for our common stock on the date of issuance.

In October 2009, we issued 195,500 shares upon the exercise of warrants by officers of our operating subsidiary, API.  These warrants were exercised using $25,414 in management fees and accrued expenses payable to those officers.  The warrants were exercised at $0.13 per share.

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

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively.  These warrants have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595 based upon the Black Scholes option pricing model.  Because these warrants vest over a two year period, the value of those portions that vest in 2010 and 2011 totaling $2,759,948 will be expensed over the two year vesting life of the warrants.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
May 5, 2009	$1,374,647	5 years	$0.13	$0.12	225%	1.9%
May 5, 2009	$1,374,646	6 years	$0.13	$0.12	225%	2.3%
May 5, 2009	$1,385,302	7 years	$0.13	$0.12	225%	2.6%

In October 2009, Mr. Cade exercised 80,500 warrants and Mr. McAllister exercised 115,000 warrants.  These shares were exercised using $25,414 in management fees and accrued expenses payable to those officers at $0.13 per share.

In September 2009 we issued a warrant to purchase 150,000 shares of our $0.001 par value common stock upon the issuance of the September Note.  The warrant is exercisable for a period of three years and is exercisable at $0.06 per share.  We calculated the fair value of this warrant using the Black-Scholes option pricing model to be $22,050.  This amount was recorded as "stock-based compensation" on our statements of operations during the three and nine months ended October 31, 2009.

The fair value of the warrant was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
September 4, 2009	$22,050	3 years	$0.06	$0.155	195%	1.38%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

A summary of the activity of the Company’s outstanding warrants at January 31, 2009 and October 31, 2009 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at January 31, 2009	4,213,719	$0.39	$0.10

Granted	56,962,044	0.13	0.10
Expired	(250,000)	0.50	0.00
Exercised	(460,500)	-	-

Outstanding and exercisable at October 31, 2009	60,465,263	$0.15	$0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of October 31, 2009.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	2,936,219	$ 0.50	1.0 years

$0.25	27,500	0.25	1.5 years

$0.10 to $0.18	56,351,544	0.13	4.4 years

$0.06	1,150,000	0.06	2.4 years

	60,465,263	$ 0.15	2.7 years

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

During the nine months ended October 31, 2009, the Company granted officers, directors and consultants 1,350,000 options to purchase shares of common stock at an exercise price of $0.07 per share and 10,000,000 options to purchase shares of common stock at an exercise price of $0.105 per share (the market value of the common stock on the date of each grant).  The options were valued at $1,133,150 based upon the Black-Scholes option pricing model.  The options were fully-vested at the date of the grant and therefore the Company recorded $1,133,150 of stock based compensation expense during the nine month period ended October 30, 2009.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
(Unaudited)

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2009	$93,150	5 years	$0.07	$0.07	213%	1.94%
October 2009	1,040,000	5 years	$0.105	$0.105	226%	2.38

All options outstanding at October 31, 2009 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at January 31, 2009 and at October 31, 2009 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	425,000	$0.35	3,4	$0

Options granted	-	-	-	-

Outstanding at October 31, 2009	425,000	$0.35	3.4	$0

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 31, 2009	0	$0.00	0	$0

Options granted	11,350,000	$0.10	4.3	$0

Outstanding at October 31, 2009	11,350,000	$0.10	4.3	$0

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

Prior to the Share Exchange with HPI, the Company had been conducting biotechnology research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004 with the Department of Veterans Affairs and James. A. Haley Veterans Research Education Foundation, Inc. ("JAHVREF").  Through the CRADA and related agreements, the Company was to provide funding totaling $900,000 through August 2007.  As of January 31, 2009, the Company owed $227,000 under the CRADA.  On September 30, 2009, the Company reached agreement with the JAHVREF that for payments totaling $25,000 made during the nine months ended October 31, 2009, the balance of $202,000 payable under the CRADA would be forgiven.  Accordingly, the Company recorded a gain on debt extinguishment of $202,000 during the three and nine month periods ended October 31, 2009 that appears under "gain (loss) on debt extinguishment" in the Company's statements of operations at October 31, 2009.

Note 11:  Subsequent Events

Through December 15, 2009, the Company has sold an additional $65,000 of Debentures receiving net proceeds after debt offering costs of $56,470.

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

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at January 31, 2009 and October 31, 2009, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations including both its newly acquired operating subsidiaries HPI and API, as well as our legacy biotechnology operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the anticipated production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.

During the nine months ended October 31, 2009, we received a net of approximately $1,202,000 from our financing activities, primarily from the sale of shares of our common stock and the issuance of convertible notes payable.  This compared to cash provided by financing activities of $1,534,000 in the nine months ended October 31, 2008 derived primarily from proceeds from the issuance of equity.

In the nine month period ended October 31, 2009, net cash used in operating activities was $1,027,531.  This compared to net cash used in operating activities of $640,300 for same period in 2008.  The 2009 amount included a $5,606,252 net loss that included approximately $4,610,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants.  This compares to a net loss of $1,296,152 in the nine months ended October 31, 2008 that included a non-cash charge of approximately $605,000 for unrealized loss on the FastFunds common stock.

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

(b)           Results of Operations

Nine Month Period ended October 31, 2009

The Company’s results of operations for the 2009 periods reported include the consolidated operations of the Company and its pre-reverse merger Inhibiton operations as well as those of HPI and API while operations for the 2008 period include only those of HPI and API.

For the nine month period ended October 31, 2009, our total operating costs and expenses were $1,173,596 versus $668,306 for the same period in 2008.  Those amounts included $321,675 and $129,500 in 2009 and 2008, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  This amount increased significantly in the 2009 period versus the 2008 period and the Company ramped up its product development and public company operating activities.  Product development expense was $20,148 for the nine months ended October 31, 2009 versus $16,905 in 2008.  The 2009 expense also includes $212,285 for the full allowance of promissory notes and interest receivable from FFFC, an affiliate of the Company, which was offset by $169,880 in gains on extinguishment of amounts owed on the CRADA agreement.

The balance of $800,679 and $521,901 for “other” SG&A expenses was comprised of the following:

	Nine months ended October 31, 2009	Nine months ended October 31, 2008
General and administrative	$129,060	$92,148
Salaries and employee benefits	272,913	205,317
Legal and accounting	117,490	48,387
Professional services	281,216	179,549
	$800,679	$521,901

The “other” SG&A expense during the six months ended July 31, 2009 included a significant increase in salaries and employee benefits as the Company had fewer employees during the nine three months of 2008.  The company also saw a significant increase in legal and accounting costs as well as professional services costs as it worked to acquire the Hydrogen Power, Inc. as well as complete the reverse-merger transaction.

The company recorded $(4,432,656) in “other income (expense)” during the nine months ended October 31, 2009 as compared to $(627,846) in the same period of 2008.  This increase is primarily attributed to one-time stock-based compensation costs during the 2009 period including $1,513,683 for warrants issued as part of the HPI Partners acquisition as well as $2,064,635 for warrants issued to key management of API.  Interest expense increased significantly for the nine months ended October 31, 2009 versus 2008 with the consolidation of three entities in 2009 versus only two in 2008.  Additional expense from convertible notes in 2009 including $63,000 for non-cash beneficial conversion features of the September Note.

Also affecting other income (expense) was the value of the common stock of FastFunds financial Corporation owned by the Company.  For the three and nine months ended October 31, 2009, the Company recorded an increase of $455,000 in the value of these shares that are marked to market each quarter.

Three Month Period ended October 31, 2009

For the three month period ended October 31, 2009 total operating expenses were $215,096 in 2009 versus $276,240 in 2008.  Those amounts include $120,775 in related party expense for the 2009 period and $50,400 during the 2008 period for management fees, bonus and rent expense paid to affiliates.  This amount increased in 2009 versus 2008 primarily from the addition of management consultants at API and bonus amounts paid to the Company's officers.  The 2009 expense also includes a gain of $169,880 due to the forgiveness of $202,000 of accrued research and development fees on the Company's CRADA agreement.  This was partially offset by the continued allowance for promissory notes and interest receivable from FFFC, an affiliate of the Company.  Product development increased from $4,403 in 2009 from $2,611 in 2008 as the Company works to commercialize its PBIS-1000 unit.

The balance of $259,798 and $223,229 for “other” SG&A expenses was comprised of the following:

	Three months ended October 31, 2009	Three months ended October 31, 2008
General and administrative	$43,818	$40,145
Salaries and employee benefits	89,423	109,591
Legal and accounting	27,870	10,344
Professional services	98,688	63,149
	$259,798	$223,229

The “other” SG&A expense during the three months ended October 31, 2009 included a significant increase in legal and accounting as well as professional services in the 2009 period versus the 2008 period as the Company incurred additional expenses related to product development and merger activities as well as the Company's Debenture offering.  Salaries and employee benefits were down slightly due to costs involved in shutting down the Company's Seattle, Washington offices on 2008.

Other income (expense) was $(1,101,898) for the three month period ended October 31 2009 versus $(615,409) for the three month period ended October 31, 2008.  This increase is primarily attributed to one-time stock-based compensation costs during the 2009 period including a non-cash charge of $1,040,000 for stock options issued to management as well as $344,994 for warrants issued to key management of API.  Interest expense increased with the addition of convertible notes including the one-time non-cash charge of $63,000 on the September Note.  This was partially offset by fair value adjustment of the FastFunds Financial Corp common stock of 420,000 in the 2009 period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of October 31, 2009 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Due to the small size and limited financial resources, our administrative assistant, corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting.  As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash primarily in the hands of two individuals. This limited segregation of duties represents a material weakness.  We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the period three month period ended October 31, 2009, the Company sold 15,362,500 shares of its common stock to accredited investors for total proceeds of $308,448 or the equivalent of $0.02 per share.

In September 2009, $55,000 in principal and accrued interest totaling $7,426 from the May Notes was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.

In September 2009, we issued 900,000 shares valued at $117,000 to the placement agent conducting our Debenture offering.  These shares were valued at $0.13 per share, the market price for our common stock on the date of issuance.

In October 2009, we issued 195,500 shares upon the exercise of warrants by officers of our operating subsidiary, API.  These warrants were exercised using $25,414 in management fees and accrued expenses payable to those officers.  The warrants were exercised at $0.13 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
4.1
Form of Securities Purchase Agreement by and among AlumiFuel Power Corporation and the Buyers of up to $700,000 of Convertible debentures dated September 15, 2009.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2009 as filed with the SEC on September 21, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: December 21, 2009	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer