Form 10-K
period 2009-12-31
AlumiFuel Power Corp
filed 2010-04-15
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from _____ to _____ .

Commission File Number 333-57946

ALUMIFUEL POWER CORPORATION
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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2010 was $8,232,100, based on the last sale price of the issuers common stock ($0.046 per share) as reported by the OTC Bulletin Board.

The Registrant had 301,974,493 shares of common stock outstanding as of March 31, 2010.

Documents incorporated by reference: None

ALUMIFUEL POWER CORPORATION
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

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI Partners, LLC (“HPI”), a Colorado Limited Liability Company, and the Security Holders of HPI Partners, LLC (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company’s $0.001 par value common stock and 418,500 shares of the Company’s $0.001 par value Series A Preferred Stock, through which HPI and its wholly-owned subsidiary AlumiFuel Power, Inc. ("API") became a wholly owned subsidiaries of the Company (the “Share Exchange”).  The 418,500 shares of the Company’s Series A Preferred Stock automatically converted to 34,397,261 shares of the Company’s $0.001 par value common stock upon approval by the Company’s stockholders of an increase in the number of authorized common shares effective on May 28, 2009.  In addition, the HPI Members received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock, in exchange for a like number of HPI warrants that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  Effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.   As a result of this transaction, the Company has ceased any further operations related to its previous cancer therapy research and development business.

(b)           Financial information about segments.

Through December 31, 2009, we operated in only one industry segment.

(c)           Narrative description of business.

AlumiFuel Power Corporation is a holding company that operates primarily through its subsidiary AlumiFuel Power, Inc. which currently operates an office and laboratory in Philadelphia, Pennsylvania.   API is an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives.  This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. API’s hydrogen feeds fuel cells for portable and back-up power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.  API’s unique technology is based on the exothermic chemical reaction of aluminum powder and water .

The Company's first commercially available product is the PBIS-1000 portable balloon inflation device.  Existing technologies for balloon inflation include: hydrogen and helium cylinders;  assorted toxic solid fuel systems; expensive on-site electrolysis; and unwieldy chemical hydrogen generators.  Our technology utilizes a unique, simple portable generation/launching system that is:

•	Field deployable
•	Can be launched at remote locations
•	Is a cost-effective total system solution
•	Is portable and easy to use
•	Is made of non-toxic materials

Incorporating feedback following customer demonstrations, this third generation PBIS-1000 unit is a significant upgrade over prototype systems previously demonstrated during 2009.  The production unit has a simpler design with fewer components, and is lighter, more compact, more ruggedized for military applications, more user-friendly, and more cost effective.  Using a higher grade stainless steel construction with better corrosion properties and durable fluorocarbon rubber for all seals, the upgraded unit can better withstand required pressures and temperatures over its long expected lifetime.  The reactor and water tanks, as well as all plumbing lines and connectors, have been optimized for weight, simplicity, and cost, and are stamped and certified with the ASME code – a standard requirement for commercial pressure vessels.  The unit meets military specification requirements for vibration, environmental and drop tests, and is housed in a molded polyethylene carrying case used regularly by the military.

In addition, a more effective packaging configuration of the company’s proprietary AlumiFuel fuel cartridges increases the speed of the reaction and the hydrogen yield, while reducing cartridge cost.  The versatile PBIS-1000 unit can produce 1,000 liters of hydrogen in 20 minutes at ambient temperature and atmospheric pressure using only two 32oz AlumiFuel cartridges.

The PBIS-1000 man-portable reactor and launching unit uses API’s proprietary AlumiFuel technology to produce hydrogen through the powerful chemical reaction of powdered aluminum, water and proprietary additives. The device requires only a simple water hand pump and two small AlumiFuel cartridges to propagate the reaction and generate sufficient lift gas to launch a 5-foot diameter weather balloon. This API innovation, which enables on the spot generation of hydrogen without any external energy or toxic chemicals, is easier to use and is cheaper than current lift gas solutions.  Traditionally, helium has been used as the primary lift gas, but with the increasing scarcity and cost of helium, users are rapidly switching to hydrogen.  The API portable launching unit is far more mobile and cost effective than other on-site hydrogen generation systems.  The Company estimates that the global market for lift gas fuel is approximately $70 million and growing, with more than 1,000,000 weather balloons and special purpose balloons launched annually for telecom relay, cloud height measurement and military/national security applications.  Our customer base for the PBIS-1000 includes various governmental users both civil and military.

The Company has partnered with Kaymont Consolidated which has been a provider of the highest quality meteorological balloons to the National Weather Service, U.S. military, and U.S. test ranges. Kaymont's vast experience and knowledge in the worldwide meteorological market make it ideally suited for marketing API’s technology to both military and civilian lift gas customers around the world.  Kaymont Consolidated is also a leading global supplier of meteorological measuring devices used in military applications, and of humidity calibration chambers for use in various industries.

Our PBIS-1000 fabrication is currently outsourced to Apex Piping Systems, Delaware-based major pressure vessel manufacturer for hydrogen industry.  We provide CAD drawings as input to the automated design and manufacturing process with Apex delivering industrial-grade, to-specification, cost-effective products.  Our AlumiFuel cartridges utilize standard 32 oz aluminum drink cans and our "stuffing" has been outsourced to ActionPak, a Philadelphia area volume packager/assembler with industrial scale packaging techniques & processes.  ActionPak supports all product applications and provides shipping/distribution/supply chain logistics while we controls our proprietary additives.

We intend to focus or commercial activities on several “here-and-now” market driven & addressable applications:

•	Team with major path-to-market partners for each target application
•	Target early adopters of advanced hydrogen technology – government and commercial
•	Engage production partners on outsourcing basis
•	Position API's cartridges as “razor blades” and reactors as “razors”
•	Leverage our cheaper and more efficient logistics chain vs. bulky hydrogen K-cylinders
•	Emphasize our safe “dry hydrogen” product profile

We believe our technology is different because:

•	Aluminum-water chemical reaction – no external energy required
•	Novel packaging of aluminum powder/reactants/initiators into drop-in cartridges
•	Contents of AlumiFuel cartridges are safe to handle
•	Inserting cartridge and water into reactor generates high purity hydrogen on-demand
•	Safe, clean, non-toxic, environmentally benign by-products
•	Abundant, low cost materials – long shelf life
•	Highly mobile and compact system products with modular components
•	Basic R&D and engineering development complete – in early production stage
•	Very high energy densities – 9.2kWh/l and 8.9kWh/kg
•	New patent filings embody unique and independent technology
•	Significant proprietary know-how
•	Reactor units consistently generate 95%+ yields
•	Practical ability to engineer reactions at required scales and durations
•	Can displace current technologies/products

Other potential products include hydrogen/steam generators including turbine-based underwater propulsion systems, drop-in recyclable cartridges and flameless heater packs.  Ours is an enabling technology that can deliver up to five times the energy density (runtime) of lithium batteries, which can open up doors for new power applications.

Of equal importance to the weather balloon market, the PBIS-1000 can easily be tailored to feed fuel cells to generate electricity for back-up, stand-by, auxiliary and portable power.  API is in discussions with several major fuel cell companies regarding technology collaboration regarding specific applications.

API has also begun design work on a hydrogen generator to power a fuel cell for Navy Unmanned Underwater Vehicle (UUV) and submersibles applications.  This design work is being done in parallel to the prototype superheated steam generator for naval underwater applications that API is already working on in conjunction with selected defense contractors. The hydrogen generator is based on the same powerful chemical reaction currently used in the PBIS-1000 hydrogen generator. In this application, however, the hydrogen is used to power a fuel cell instead of filling a weather balloon.  The prototype UUV hydrogen generator will be sized very similar to the superheated steam generator, and will be used to power a 100W fuel cell for several days.  It will also demonstrate the start and stop capabilities of the system, similar to the steam generator.  API’s plan is to ultimately integrate these two generators as a hybrid power source on board an underwater platform to further advance AlumiFuel’s already high energy density, which it believes will equate to significant increases in range and operating time for critical Navy missions.

API has also completed development of a new generation of flameless heaters – which can heat rations, or fuel personal handheld warmers.  The most highly visible application in this genre is the Flameless Ration Heaters (FRH) which heat MREs (Meals-Ready-to Eat) in about 15 minutes.  While the US Department of Defense (DoD) is the largest user, there is a growing worldwide market for these MREs/FRHs for military and commercial applications.  The incumbent FRH provider to the DoD operates on a sole source basis using a magnesium powder-based mix.  After considerable comparative testing in API’s laboratory, API believes that its AlumiFuel powder-based mix is superior in terms of heat generated per gram, time of heating, odor, and cost.  API now has a product ready for this market and is in the process of determining the appropriate path for potential market entry.  API, along with its packaging partner, ActionPak, also is exploring various options for addressing the larger global market.

The Hydrogen Economy

The Company estimates the hydrogen market currently will represent approximately $ 2 billion globally and approximately $ 1.5 billion in the Unites States in 2010.  In addition, the generator and battery replacement market for mobile and portable fuel cell systems is estimated to be in excess of $7 billion.  It is anticipated the hydrogen market will experience a annual growth rate of approximately 15% over the next five years.

Current market segments include

•	H2 generation
•	H2 storage
•	H2 distribution/delivery/dispensing methods & devices
•	Users (Fuel cell companies, vehicular, military, weather balloons, etc.)

Current applications include selected utility vehicles, and back-up, auxiliary, portable and remote power generation.  Although Honda Motor Corporation currently produces a vehicle for lease in California, it is anticipated a mass market for automotive applications won't occur until later in this decade.  Current public perception is that the hydrogen economy is tied to the automotive market.  The Company believes the following must occur to commercialize automotive applications: volume manufacturing, lower cost and increased reliability of hydrogen fuel cells must be achieved; automakers must adopt the increased use of fuel cells; a new fuel distribution infrastructure including bulk hydrogen production plants near dispersed customers, (e.g. service stations) must be built.

The Company believes there is limited public awareness of substantial and growing pre-automotive markets being driven by early adopters of hydrogen technology.  These technologies include hydrogen fuel cells for back-up, portable and auxiliary power applications as well as the delivery of longer run-times, lower emissions, cheaper operations than present battery, generator sets, diesel, and other technologies.

The Company also believes its technology can impact the hydrogen economy through the favorable economics of supply and demand and a push for “green” energy to drive the hydrogen industry to evolve on many scales for many applications.  As the increased demand for pre-automotive fuel cells will decrease cost of components and create viable supplier base for automotive fuel cells, API believes it is in the forefront of the transition to the hydrogen economy.  Our technology and products will help accelerate the transition including “sweet spot” applications (back-up, portable, auxiliary and remote power) to facilitate increased usage and capability of hydrogen fuel cells.  We believe we can leverage our cheaper logistics chain to replace delivery of hard-to-handle K-cylinders for hdyrogen storage.  API’s unique non-fuel cell applications can facilitate early market entry and a providing a source of revenue while fuel cell applications mature.

Competition

Since hydrogen power generation technologies have the potential to replace existing power products, competition will come from improvements to current power technologies and from new alternative energy technologies.  Each potential target market is currently serviced by existing manufacturers with existing customers and suppliers.  These manufacturers use proven and widely accepted technologies such as internal combustion engines and turbines as well as coal, oil, electricity and nuclear powered generators.

There are a number of companies using reforming technologies for hydrogen generation, including H2Gen, Harvest Energy Technology, and HyGear. While many of these companies are further down the commercialization and productization road, we believe our hydrogen generation technology is less expensive than a reformer-based approach for potential target applications, and that the technology is superior to other non-reforming hydrogen generation technologies in terms of cost, weight, safety and use of non-toxic materials.

Additionally, there are competitors working on developing technologies using other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries, battery/fuel cell hybrids and hybrid battery/ICEs) in certain targeted markets.

There are many different individuals, institutions and companies across the United States, Canada, Europe and Japan, including corporations, national laboratories and universities that are actively engaged in the development and manufacture of alternative energy technologies including hydrogen generation technologies.  Each of these competitors has the potential to capture market share in any potential future target markets.

Many of these competitors have substantial financial resources, customer bases, strategic alliances, manufacturing, marketing and sales capabilities, and businesses or other resources which give them significant competitive advantages over us.

Government Regulation

We are not currently subject to any specific governmental regulations other than those common to any operating business. While we believe our hydrogen power generation products are environmentally benign, we may be subject to national or local environmental laws regarding the disposal or recycling of aluminum or water waste or other unforeseen by-products from our developing technologies. Additionally, we may be subject to customary regulations related to the shipment of hazardous materials for our AlumiFuel cartridges.

It is possible that we will encounter industry-specific government regulations in the future in any jurisdictions in which we may operate. Regulatory approvals may be required for the design, installation and operation of stationary and mobile hydrogen fuel stations and other fuel cell systems should we successfully develop and implement those products. It is our intention to comply with all necessary governmental regulations that may be imposed on products or services we develop for commercial use. Any delay in gaining necessary regulatory approval for future products or services could cause a delay in our development and growth.

Research and Development

We have expensed $45,550 on direct research and development costs during the past two years including $30,671 and $14,879 expensed in the fiscal years ended December 31, 2009 and 2008, respectively.  All of these costs were borne by us.  These amounts do not include the day-to-day operating costs associated with the operation of our offices/laboratory in Philadelphia.

Employees

API currently has four full-time employees located in our Philadelphia office/laboratory.  This does not include our corporate officers who devote roughly thirty hours per week on the operations of the Company.

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

Risks Related to Our Business

We currently have limited product revenues and will need to raise additional capital to operate our business.

We generated only $20,000 in fee revenues in 2008 and no revenues in 2009.  While we will generate revenues from the sale of our PBIS-1000 portable balloon inflation device during 2010, we do not anticipate and there is no assurance the revenues generated from those sales in the fiscal year ending December 31, 2010 or in future periods will be sufficient to fund our operating needs.  Therefore, for the foreseeable future, we will have to fund a majority of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders.  Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

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

We also expect to experience negative cash flow for the foreseeable future as we work to commercialize our technology on a larger scale while funding our operating losses and capital expenditures.  As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability could negatively impact the value of our stock.

The hydrogen power technology development business has a limited operating history on which to evaluate our business plan and currently possesses unproven hydrogen generation technology.

We will be required to continue engineering development on our hydrogen power generation technology against specific target applications and products.   Our business plan is subject to further product development and there is a lack of meaningful historical financial data that makes it difficult to evaluate its prospects.   To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in technology development and possible cost overruns.

We may not be able to achieve commercialization of any new products on the timetable we anticipate, or at all.

We cannot guarantee that we will be able to continue to develop commercially viable hydrogen power generation products on the timetable we anticipate, or at all.  The continued commercialization of hydrogen power generation products require substantial technological advances to improve the efficiency, functionality, durability, reliability, cost and performance of these products and to develop commercial volume manufacturing processes for these products.   Developing the technology for high-volume commercialization may require substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on acceptable terms to pursue commercialization

plans on a larger scale.   In addition, before any new product can be released to market, it must be subjected to numerous field tests.  These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control.  If these field tests reveal technical defects or reveal that our potential products do not meet performance goals, including useful life, reliability, and durability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase future systems and products.

The commercialization of hydrogen power generation systems also may depend on our ability to significantly reduce the costs of future systems and products.   We cannot assure you that we will be able to sufficiently reduce the cost of these products versus existing technologies without reducing performance, reliability and durability, which would adversely affect consumers’ willingness to buy future products.

We cannot assure you that we will be able to successfully execute our business plan.

The execution of our business plan poses many challenges and is based on a number of assumptions.   We cannot assure you that we will be able to execute our business plan.  Narrowing the scope of our development activities may not accelerate product commercialization.   If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans.

Potential fluctuations in our financial and business results makes forecasting difficult and may restrict our access to funding for our commercialization plan.

We expect our operating results to vary significantly from quarter to quarter.   As a result, quarter to quarter comparisons of these operating results are not expected to be meaningful.   Due to our hydrogen power technology business’ stage of development, it is difficult to predict potential future revenues or results of operations accurately.   It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company.   In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan.   This may result in our business activities not meeting their expectations.   Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

A mass market for our products may never develop or may take longer to develop than we anticipate.

The hydrogen power generation systems we currently market and intend to market are sold in markets that are still emerging.  As a result, we do not know whether end-users will want to use those products.  The development of a mass market for the hydrogen power generation technology may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products and related fuels, and consumer reluctance to buy a new product.

If a mass market fails to develop or develops more slowly than anticipated, we may be unable to recover the losses it will have incurred in the development of our current and potential future products and may never achieve profitability.   In addition, we cannot guarantee that we will be able to develop, manufacture or market any products if sales levels do not support the continuation of those products.

Regulatory changes could hurt the market for our products.

Changes in existing government regulations and the emergence of new regulations with respect to hydrogen generation systems may hurt the market for any developed products.   Environmental laws and regulations in the U.S. and other countries have driven interest in alternate energy systems.  We cannot guarantee that these laws and policies will not change.   Changes in these laws and other laws and policies or the failure of these laws and policies to become more widespread could result in consumers abandoning their interest in hydrogen generation systems in favor of alternative technologies.   In addition, as alternative energy products are introduced into the market, the governments in countries we intend to market our products may impose burdensome requirements and restrictions on the use of these technologies that could reduce or eliminate demand for some or all of our potential products.

If we fail to protect our intellectual property rights, competitors may be able to use our technology, which could weaken our competitive position, eliminate the potential for future revenue and increase costs.

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or any other technology that we may develop or acquire in the future.  Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources.  In addition, significant financial resources could be required to defend against any suits brought against us claiming our infringement of others’ intellectual property rights.  We may not have the financial resources to bring or defend such suits and if it such suits emerge, we may not prevail.  Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

Failure to protect our existing intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success.  We will rely on patent, trade secret, trademark and copyright law to protect our intellectual property.  However, some of the intellectual property may not be covered by any patent or patent application, and certain patents will eventually expire.  We cannot assure that any present or future issued patents will protect the technology.  Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, there is no assurance that:

•	any of the patents or patent applications developed, acquired or licensed by us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others; or
•	any potential future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain countries.

We may also seek to protect any proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees.   We can provide no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Future intellectual property may be acquired without typical representations and warranties.  If necessary or desirable, we may seek further licenses under the patents or other intellectual property rights of others.  However, we can give no assurances that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us.   The failure to obtain a license from a third party for intellectual property we use could cause us to incur substantial liabilities and to suspend the development, manufacture or shipment of products or our use of processes requiring the use of such intellectual property.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling any developed products.

We may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights.   Involvement in intellectual property litigation could result in significant expense, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in its favor.   In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

•	pay substantial damages;
•	cease the development, manufacture, use, sale or importation of any developed products that infringe upon other patented intellectual property;
•	expend significant resources to develop or acquire non-infringing intellectual property;
•	discontinue processes incorporating infringing technology; or
•	obtain licenses to the infringing intellectual property.

We can provide no assurance that we would be successful in such development or acquisition, or that such licenses would be available upon reasonable terms.   Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results.

We will face significant competition.

As alternative energy technologies including hydrogen power generation technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of alternative energy technologies.  Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers.  These manufacturers use proven and widely accepted technologies such as internal combustions engines and turbines as well as coal, oil and nuclear powered generators.

Additionally, there are competitors working on developing technologies other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries and battery/fuel cell hybrids) in each of our targeted markets.   Some of these technologies are as capable of fulfilling existing and proposed regulatory requirements as our technology.

There are many different individuals, institutions and companies across the United States, Canada, Europe and Japan, including corporations, national laboratories and universities that are actively engaged in the development and manufacture of alternative energy technologies including hydrogen generation technologies.  Each of these competitors has the potential to capture market share in any of our future target markets.

Many of these competitors have substantial financial resources, customer bases, strategic alliances, manufacturing, marketing and sales capabilities, and businesses or other resources which give them significant competitive advantages over the Company.

The loss of the services of certain key employees, or the failure to attract additional key individuals, would materially adversely affect our business.

Our success will depend on the continued services of certain technology development and marketing personnel.  In addition, our success depends in large part on our ability in the future to attract and retain key management, engineering, scientific, manufacturing and operating personnel.   Recruiting personnel for the alternative energy industries is highly competitive.   We cannot guarantee that we will be able to attract and retain qualified executive, managerial and technical personnel needed for the development of potential products business.  Our failure to attract or retain qualified personnel could have a material adverse effect on our business.  Liquidity issues, discussed earlier, could severely impact our ability to attract qualified key personnel or retain existing personnel.

Hydrogen products use inherently dangerous, flammable fuels, which could subject our business to product liability claims.

Hydrogen technology exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen.  Our products utilize fuel canisters to be sold by us that may be considered hazardous materials and subject us to certain rules and regulations for the manufacture, sale and transport of hazardous materials.   Hydrogen is a flammable gas and therefore a potentially dangerous product.   Any accidents involving our technology or products could materially impede widespread market acceptance and demand for hydrogen energy products.   In addition, we may be held responsible for damages beyond the scope of any insurance coverage.   We also cannot predict whether we will be able to maintain any necessary insurance coverage on acceptable terms.

Our business may  be concentrated in countries outside of the United States.

We intend to market our hydrogen generation products to countries outside of the United States either directly or through partners.  We will be subject to the risks and uncertainties inherent in doing business outside of the United States including varied governmental laws, rules and regulations as well as  import and export restrictions.  There is no assurance we will be successful in complying those laws, rule or regulations or that we will not inadvertently fail to comply.  Failure to comply with the laws, rule and/or regulations in the various countries we intend to market our products could put us at risk for governmental actions that could inhibit our ability to transaction business in those countries.  This could also expose us to significant costs for fines, tariffs, litigation, or other risks related to governmental actions.

Restrictions on currency exchange and fluctuations in foreign currency rates may limit our ability to receive and use our revenues effectively.

Foreign exchange transactions subject us to significant foreign exchange controls and may require the approval of governmental authorities both in and outside the Unites States.  In addition, foreign currency fluctuations expose us to certain risks and uncertainties of doing business in foreign currencies and we may incur substantial losses as a result of those fluctuations.

ITEM 2.                 PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We pay $1,200 per month for these facilities, which the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies.

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania.  Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014.  Terms of the lease call for the following payments: months one through three $0; months four through nine at half rent of $3,871; months ten through twelve at $7,742; months thirteen through twenty-four at $7,936; and increasing at the rate of 2.5% until the least term ends in 2014.  In addition, the Company is obligated to pay certain common area maintenance fees that currently total $1,380 per month, which may increase in the future.

ITEM 3.                 LEGAL PROCEEDINGS.

The Company is currently not a party to any legal proceedings that it believes will have a material impact on its results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No items were submitted to our security holders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “AFPW”) may be obtained from the OTC Bulletin Board (“OTCBB”) effective on July 6, 2009.  Prior to that date our stock traded under the symbol "IHBT".  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities.  The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company’s common stock.

	Bid Price
	High	Low
Fiscal year ended December 31, 2009
Quarter ended December 31, 2009	$0.15	$0.03
Quarter ended September 30, 2009	$0.20	$0.09
Quarter ended June 30, 2009	$0.14	$0.08
Quarter ended March 30, 2009	$0.16	$0.05

Fiscal year ended December 31, 2008
Quarter ended December 31, 2008	$0.14	$0.02
Quarter ended September 30, 2008	$0.10	$0.05
Quarter ended June 30, 2008	$0.16	$0.04
Quarter ended March 30, 2008	$0.56	$0.07

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

 (b)           Holders

The number of record holders of our common stock as of March 31, 2010, was 145 according to our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c)           Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)           Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2009, including options available for future issuance under our 2005 Stock Incentive Plan approved by our security holders on March 31, 2005 and our 2009 Stock Incentive Plan approve by our security holders effective May 26, 2009.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,775,000	$0.11	8,650,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	11,775,000	$0.11	8,650,000

Recent Sales of Unregistered Equity Securities

None.

ITEM 6.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2009 and 2008.

The independent auditors’ reports on our financial statements for the years ended December 31, 2009 and 2008 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2009.

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

Acquisition of HPI Partners LLC and Subsidiary

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI and the Security Holders of HPI (the “HPI Members”) dated March 4, 2009, (the “Share Exchange Agreement”), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for common and preferred shares in the Company.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The historical financial statements for the year ended December 31, 2008 are those of HPI and API.  The financial statements for year ended December 31, 2009 include the audited results of AlumiFuel Power Corporation (formerly Inhibiton Therapeutics, Inc.) beginning May 5, 2009 as well as HPI and API for the entire year ended December 31, 2009.

As part of the recapitalization of HPI, HPI’s common stock balance of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions and includes the elimination of the HPI equity as “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.  This entry includes the addition of the equity balances from Inhibiton Therapeutics, Inc. as of the merger date as well as the elimination of the HPI equity balances.  In addition, equity corresponding restatements were made to the balance sheets and statements of operations for HPI and Subsidiaries at December 31, 2009 presented herein.  Certain amounts in the HPI and Subsidiaries financial statements have been restated to conform with the current year financial statement presentation.

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

API has completed the design and engineering modifications necessary to begin production of its Portable Balloon Inflation System (PBIS-1000).

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2009 and 2008, we anticipate we will require over the next twelve months approximately $1,500,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.

During the year months ended December 31, 2009, we received a net of approximately $1,330,943 from our financing activities, primarily from the sale of shares of our common stock and the issuance of debentures and notes payable.  This compared to cash provided by financing activities of $1,670,747 in the year ended December 31, 2008 derived primarily from the issuance of equity and to a lesser degree, notes payable.

In the year ended December 31, 2009, net cash used in operating activities was $1,211,457.  This compared to net cash used in operating activities of $871,794 for same period in 2008.  The 2009 amount included a $7,113,042 net loss that included approximately $5,878,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock options in2009.  This compares to a net loss of $2,119,772 in the year ended December 31, 2008 that included a non-cash charge of approximately $605,000 and the write down of debt securities associated with the notes purchased to acquire the Hydrogen Power, Inc. assets.

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

(b)           Results of Operations

Year ended December 31, 2009

For the year ended December 31, 2009, our total operating costs and expenses were $6,937,359 versus $952,112 for the same period in 2008. The company recorded $5,331,053 in one-time stock-based compensation costs during the 2009 period including $1,513,683 for warrants issued as part of the HPI Partners acquisition, $2,742,846 for warrants issued to key management of API as well as $1,040,000 in expense related to the issuance of stock options under the Company's 2009 Stock Option Plan.  The amounts included $387,175 and $235,751 in 2009 and 2008, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  This amount increased significantly in the 2009 period versus the 2008 period and the Company ramped up its product development and public company operating activities.  Product development expense was $30,671 for the year ended December 31, 2009 versus $14,879 in 2008.

The balance of $1,188,460 and $701,502 for “other” SG&A expenses was comprised of the following:

	Year ended December 31, 2009	Year ended December 31, 2008
General and administrative	$209,763	$169,222
Legal and accounting	118,034	81,566
Professional services	300,337	187,809
Bad debt expense	220,790	-
Salaries	339,536	262,905
	$1,188,460	$701,752

The “other” SG&A expense during the year ended December 31, 2009 included a significant increase in salaries and employee benefits as the Company increased its employee base for API in Philadelphia in 2009 versus 2008.  The company also saw a significant increase in professional services costs as a result of the change from a private company to a public company in 2009.   The 2009 expense also includes the full allowance of promissory notes and interest receivable from FFFC, an affiliate of the Company.

Other income (expense) decreased significantly during 2009 primarily due to the lack of costs associated with the acquisition of the Hydrogen Power, Inc. assets in the year ended December 31, 2008 including asset acquisition costs of $380,329 and write-down of debt securities of $605,563.  Interest expense increased significantly for the year ended December 31, 2009 versus 2008 with the consolidation of three entities in 2009 versus only two in 2008.  Interest expense on the issuance of convertible notes of $26,295 was also recorded in 2009 resulting from interest expense related to the Company's convertible notes and debentures, as well as the amortization of note issuance costs over the life of the notes.   There was no similar expense in 2008.  The Company also saw a significant decrease in 2009 because of $202,000 in gains on debt extinguishment of amounts owed on the CRADA agreement from the former Inhibiton Operations.

During 2009 the Company issued additional convertible notes and debentures with a face value of $410,000 that are considered derivative liabilities at December 31, 2009.  As a result of fair value adjustments resulting from the Company revaluing those notes at December 31, 2009, the company recorded and expense of $222,767 for the fair value adjustment on those derivative liabilities.

Also affecting other income (expense) was the value of the common stock of FFFC owned by the Company.  During the year ended December 31, 2008, HPI accounted for these shares as "available-for-sale securities" and recorded the corresponding decrease in their carrying value during 2008 that resulted in an unrealized loss on investments of $175,000 at December 31, 2008.  Management re-evaluated the treatment of this asset as of December 31, 2009 and determined the equity method of accounting to be more appropriate.  Accordingly, because of significant losses by FFFC, the Company has reduced the carrying value of these shares to zero resulting in an unrealized loss on investments of $35,000 at December 31, 2009.

Changes in loss per common share resulted primarily from the restatement of HPI’s equity resulting from the reverse-merger transaction.

(c)           Off-Balance sheet arrangements

During the fiscal year ended December 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $575,528 of debt outstanding as of December 31, 2009 including convertible debentures and notes with a face value totaling 410,000, which has been borrowed at fixed rates ranging from 6% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

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

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2009, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B.                      OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)                      Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	74	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Aaron A. Grunfeld	63	Director	November 2008

Thomas B. Olson	44	Secretary	May 2005

(c)           Significant employees

Not applicable.

(d)           Family relationships

None.

(e)           Business experience

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005.  Mr. Fong was the president, treasurer and a director of Hydrogen Power, Inc. (f/k/a Equitex, Inc.) a publicly traded alternative energy company, from its inception in 1983 to January 2007. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with limited business operations, since June 2004.  Mr. Fong has been president and a director of Equitex 2000, Inc., a privately-held company since its inception in 2001. Mr. Fong has been President and a Director of China Nuvo Solar Energy, Inc. since March 2002. China Nuvo Solar Energy is a publicly traded company developing alternative energy solutions.  From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

AARON A. GRUNFELD
Mr. Grunfeld became a director in November 2008. Mr. Grunfeld was a director of Equitex, Inc. from November 1991 to December 2006. Mr. Grunfeld has been engaged in the practice of law since 1971 and was of counsel to the firm of Resch Polster Alpert & Berger, LLP, Los Angeles, California from November 1995 to August 2006.  Mr. Grunfeld is also a member of the board of directors of the Metropolitan Water District of Southern California.  Since August 2006 he has practiced law as a principal of Law Offices of Aaron A. Grunfeld and Associates.  Mr. Grunfeld received an A.B. in Political Science from UCLA in 1968 and a J.D. from Columbia University in 1971. He is a member of the California Bar Association.

THOMAS B. OLSON
Mr. Olson has been secretary of the Company since May 2005.  Mr. Olson was the secretary of Hydrogen Power, Inc. (f/k/a Equitex, Inc.), a publicly traded alternative energy company, from January 1988 to April 2007.  Since March 2002, Mr. Olson has been the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions.  Since June 2004, Mr. Olson has been the Secretary of FastFunds Financial Corporation, a publicly traded company with limited business operations.  Mr. Olson has been Secretary of Equitex 2000, Inc., a privately held entity since its inception in 2001.  Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

(b)           Compensation discussion and analysis

The Board of Directors has determined the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively of the Company.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $70,000 at December 31, 2009 for the period from May 5, 2009 to December 31, 2009 following the Share Exchange.   As of December 31, 2009, the Company owed $400 to its officers for management services.  We pay Mr. David J. Cade, President of API, an annual salary of $200,000 per year, an amount determined to be commensurate with his responsibilities overseeing our operating subsidiary.

Effective January 1, 2008, HPI authorized a management fee of $10,000 per month paid to management of HPI through a third-party LLC. These fees totaled $108,000 in the year ended December 31, 2008.  During the year ended December 31, 2009, HPI paid fees totaling $52,000 for services rendered prior to the reverse merger.  The Company's management are members of the LLC.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the year ended December 31, 2009, the Company paid $29,675 to a corporation owned by Messrs. Fong and Olson under this bonus program leaving a payable of $300 at year end.

Periodically, the board of directors awards stock options to officers, directors and employees as incentive to attract and maintain their employment with us. During the year ended December 31, 2009 the Company awarded 10,000,000 stock options from its 2009 Stock Option Plan to officers and directors.

On May 5, 2009, the Company issued warrants to purchase 13,700,792 shares of common stock of the Company to David Cade, the Chief Executive Officer of API.   The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively.  These warrants have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $1,771,969 based upon the Black Scholes option pricing model on the date of issue.

(c)   Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the year ended December 31, 2009, whose total compensation exceeded $100,000. This includes compensation paid by AlumiFuel Power Corporation following the Share Exchange and HPI prior to the Share Exchange.  For the year ended December 31, 2008, the amounts include only compensation received from HPI.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong (1) President & Director; Principal Executive Officer & Principal Accounting Officer	2009 2008	$56,000 $0	$24,220 $0	$468,000 $0	$20,800 $43,200	$569,020 $43,200

Thomas B. Olson (2) Secretary & Treasurer	2009 2008	$14,000 $0	$6,055 $0	$228,800 $0	$4,940 $10,260	$253,795 $10,260

David J. Cade (3) President, AlumiFuel Power, Inc.	2009 2008	$200,000 $117,272	0 0	0 0	$1,771,969 0	$1,971,969 $117,272
___________
(1)
Options awards include 4,500,000 options granted Mr. Fong from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.105 per share, the market value on the date of grant, until October 5, 2014.  This amount represents their value, on the grant date, based upon the Black-Scholes option pricing model.  Other compensation represents Mr. Fong's share of fees paid to a third party LLC by HPI in 2009 and 2008.

(2)
Options awards include 2,200,000 options granted Mr. Olson from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.105 per share, the market value on the date of grant, until October 5, 2014.  This amount represents their value, on the grant date, based upon the Black-Scholes option pricing model.  Other compensation represents Mr. Olson's share of fees paid to a third party LLC by HPI in 2009 and 2008.

(3)
Other compensation represents the value, at issuance, of warrants granted Mr. Cade following the successful completion of the Share Exchange based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.13 per share

(d)           Grants of plan based awards table

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Henry Fong (1) President & Director; Principal Executive Officer & Principal Accounting Officer	2009 2008	4,500,000 0	$.105 $0	$468,000 $0

Thomas B. Olson (2) Secretary & Treasurer	2009 2008	2,200,000 $0	$0.105 $0	$228,800 $0

(e)           Narrative disclosure to summary compensation table and grants

We currently have no employment agreements or arrangements with either of our officers.  Prior to the Share Exchange in May 2009, we paid Mr. Fong $40,000 in management fees and granted him 600,000 stock options under our 2009 Stock Option Plan exercisable at $0.07 per share until March 4, 2014.  These options had a fair value at grant date of $41,400 utilizing the Black-Scholes option pricing model.  In addition, we paid Mr. Olson $10,000 in management fees and granted him 300,000 stock options under our 2009 Stock Option Plan exercisable at $0.07 per share until March 4, 2014.  These options had a fair value at grant date of $20,700 utilizing the Black-Scholes option pricing model.  These amounts do not appear in the compensation or grant awards table above because these amounts were expensed by Inhibiton prior to the Share Exchange and are not included in our statements of operations presented with the December 31, 2009 financial statements.  These amounts were included in the equity balances of Inhibition as part of the reverse acquisition financial statement entries.

(f)           Outstanding equity awards at fiscal year end table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	300,000 600,000 4,500,000	0	0	$0.34 $0.07 $0.10	12/21/2012 3/4/2014 10/5/2015	0	$0	0	$0

(g)           Option exercises and stock vested table

Not applicable.

(h)           Pension benefits

Not applicable.

(i)           Nonqualified defined contribution and other nonqualified deferred compensation plans

Not applicable.

(j)           Potential payments upon termination or change-in-control

Not applicable.

(k)           Compensation of directors

Name	Fees Earned or paid in Cash	Option Awards	Total
(a)	(b)	(c)	(d)
Aaron A. Grunfeld	$0	$312,000	$312,000

Options awards include 3,000,000 options granted Mr. Grunfeld from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.105 per share, the market value on the date of grant, until October 5, 2014.  This amount represents their value, on the grant date, based upon the Black-Scholes option pricing model.

Prior to the Share Exchange in May 2009, we granted Mr. Grunfeld 400,000 stock options under our 2009 Stock Option Plan exercisable at $0.07 per share until March 4, 2014.  These options had a fair value at grant date of $27,600 utilizing the Black-Scholes option pricing model. This amount does not appear in the table above because these amounts were expensed by Inhibiton prior to the Share Exchange and are not included in our statements of operations presented with the December 31, 2009 financial statements.  These amounts were included in the equity balances of Inhibition as part of the reverse acquisition financial statement entries.

ITEM 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)           Security ownership of certain beneficial owners.
(b)           Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2010 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Number of Options/Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Dawn M. Benson Irrevocable Trust 450 18th Avenue S Naples, FL 34102	15,328,767	1,152,500	16,481,267	5.4%
Bristol Cheese, Inc. 2924 Rapids Dr Racine, WI 53404	16,232,372	1,025,000	17,257,372	5.7%
J&J Potatoes 8390 River Dr Wittenberg, WI 54499	20,110,299	2,100,000	22,210,299	7.3%
Richard W. Perkins & Perkins Capital (2) Management, Inc. 730 East Lake Street Wayzata, MN 55391	39,420,410	3,402,356	42,822,766	14.0%
Scott A. Lucas 26750 Rte 19 Clearwater, FL 33761	23,779,358	1,100,000	24,879,358	8.2%

Henry Fong (3) 7315 East Peakview Avenue Englewood, CO 80111	7,696,807	7,333,576	15,030,383	4.86%
Aaron A. Grunfeld (4) 9200 Sunset Boulevard Ninth Floor Los Angeles, CA 90069	-0-	3,400,000	3,400,000	1.1%
Thomas B. Olson (5) 7315 East Peakview Avenue Englewood, CO 80111	448,345	2,908,644	3,356,989	1.1%
All Executive Officers and Directors as a Group (3 persons) (3)(4)(5)	8,145,152	13,642,220	21,787,372	6.9%

__________
(1)
As of March 31, 2010, 301,974,493 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Based on Schedule 13-G/A filed with the Securities and Exchange Commission on February 1, 2010. 42,822,766 (includes 23,953,712 common equivalents and 2,294,356 warrants held by clients of Perkins Capital Management, Inc. and 15,466,698 common equivalents and 1,108,000 warrants are held by Richard W. Perkins who is the President of Perkins Capital Management, Inc.)

(3)
Consists of: 7,103,425 common shares and 699,000 warrants held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the majority member; 593,382 common shares and 1,234,576 warrants held by HF Services, LLC of which Mr. Fong is managing member, which represents portion of the membership interest;  300,000 shares exercisable under our 1995 Stock Incentive Plan; and 5,100,000 shares exercisable under our 2009 Stock Incentive Plan.

(4)	Includes 3,400,000 shares exercisable under our 2009 Stock Incentive Plan.
(5)
Consists of: 300,000 common shares held by Cresthill Associates, Inc., of which Mr. Olson is the sole member; 148,345 common shares and 308,644 warrants held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest;  100,000 shares exercisable under our 1995 Stock Incentive Plan; and 2,500,000 shares exercisable under our 2009 Stock Incentive Plan.

(c)           Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We pay $1,200 per month for use of office space and the use of business machines, telephone equipment and other office equipment.  The Company  also pays a management fee to this corporation of $6,500 per month for services related to its bookkeeping, accounting and corporate governance functions.

During the year ended December 31, 2008, HPI paid $12,500 in finder's fees to the third-party LLC in which the Company's management are members for services rendered in introducing membership investors to HPI.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck, LLP served as our certifying accountant for the fiscal year ended December 31, 2009 and of Inhibiton for the fiscal year ended January 31, 2009, prior to the Share Exchange and our change in fiscal year end.

Cordovano and Honeck, LLP

Audit Fees

Fees for audit services billed in fiscal years ended December 31, 2009 and January 31, 2009 totaling $12,000 for fiscal year ended December 31, 2009, and $11,514 for the fiscal year ended January 31, 2009, consisted of audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements..

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

R.R. Hawkins & Associates International

R.R. Hawkins & Associates International (formerly known as Hawkins Accounting) served as HPI's certifying accountant for the fiscal year ended December 31, 2008, prior to the Share Exchange.

Audit Fees

Fees for audit services billed in fiscal years ended December 31, 2008 totaled $5,000 and consisted of audit of the Company’s annual financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the last fiscal year for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in in the last fiscal year for products and services provided by the principal accountant, other than the services reported above.

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

3.1	Amended and Restated Articles of Incorporation of Inhibiton Therapeutics, Inc (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on June 3, 2009).
3.2	Bylaws (incorporated by reference to the like numbered exhibit of Registrant’s Registration Statement on Form SB-2 filed on March 30, 2001).
3.3	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit number 3.1 of Registrant’s Current Report on Form 8-K filed on May 11, 2009).
4.1	Form of Warrant issued by Company to HPI Members (incorporated by reference to exhibit number 4.1 of Registrant’s Current Report on Form 8-K filed on May 11, 2009).
10.1
Cooperative Research and Development Agreement by and between Inhibetex Therapeutics, Inc. and the VA Medical Center, Tampa, Florida (incorporated by reference to exhibit number 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed on May 15, 2007).

14.1	Code of Ethics (filed herewith).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of the Independent Auditor (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 15, 2010	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	/s/ Henry Fong
Henry Fong
Director

Date: April 15, 2010	/s/ Aaron A. Grunfeld
Aaron A. Grunfeld
Director

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

Consolidated Statement of Operations for the years ended December 31, 2009
and 2008	F-5

Consolidated Statement of Changes in Shareholders' Deficit for the years ended
December 31, 2009 and 2008	F-6

Consolidated Statement of Cash Flows for the years ended December 31, 2009
and 2008	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AlumiFuel Power Corporation

We have audited the accompanying consolidated balance sheet of AlumiFuel Power Corporation and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2009.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlumiFuel Power Corporation and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company earned no revenues during the year ended December 31, 2009, has incurred significant operating losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future. These conditions, among others, raise substantial doubt about its ability to continue as a going concern.  The ultimate outcome of this uncertainty cannot presently be determined.  Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP
Englewood, Colorado
April 15, 2010

To the Board of Directors and Shareholders
HPI Partners LLC and Subsidiaries
Englewood, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of HPI Partners, LLC. as of December 31 , 2008 and 2007 and the related statements of operations, members' equity and cash flows for the year ending December 31 , 2008 and from November 8, 2007 (Date of Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPJ Partners, LLC and Subsidiary as of December 31, 2008 and 2007, the results of operations members' equity and cash flows for the year ending December 31, 2008 and from November 8, 2007 (Date of Inception) to December 31 , 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting
July 12, 2009
Los Angeles, CA

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,		December 31,
	2009		2008

Assets
Cash	$17,262		$292
Accounts receivable	—		20,000
Deposits	—		3,750
Prepaid expenses	24,721		8,045
Notes receivable (Note 5)	467		120,750
Investment securities (Note 1)	—		35,000
Other current assets	26		4,948

Total current assets	42,476		192,785

Property and equipment, less accumulated depreciation
of $1,301 (2009) and $268 (2008)	7,937		2,032
Deferred debt issues costs (Note 3)	166,922		—

Total long-term assets	174,859		2,032

Total assets	$217,335		$194,817

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$68,619		$46,757
Accounts payable, other	287,349		229,563
Derivative liability, convertible notes payable (Note 3)	643,834		-
Notes payable, related party (Note 3)	132,537		33,292
Notes payable, other (Note 3)	32,991		75,654
Convertible notes payable (Note 4)	30,000		225,000
Payroll liabilities (Note 7)	67,166		52,576
Accrued expenses	5,769		3,576
Accrued interest payable:
Interest payable, convertible notes (Note 3)	6,792		21,426
Interest payable, related party notes (Note 2)	27,256		914
Interest payable, notes payable other (Note 3)	11,656		1,156

Total current liabilities	1,313,968		689,914

Long-term convertible notes payable net of current portion,
net of discount of $354,583 (2009) and $0 (2008) (Note 4)	25,417		-

Total long-term liabilities	25,417		-

	1,339,385		689,914

Commitments and contingencies	—		—

Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2009) and 170,800 (2008) shares
issued and outstanding	—	*	171
Common stock, $.001 par value; 500,000,000 shares authorized,
289,936,993 (2009) and 120,493,212 (2008) shares
issued and outstanding	289,937	*	120,493
Additional paid-in capital	9,459,316	*	1,516,136
Accumulated deficit	(10,871,303)		(2,131,897)

Total shareholders' deficit	(1,122,050)		(495,097)

Total liabilities and shareholders' deficit	$217,335		$194,817

* Restated, see Note 1

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Fee revenue	$-	$20,000

Operating costs and expenses:
Product development expense	30,671	14,879
Selling, general and administrative expenses
Related party (Note 2)	387,175	235,731
Stock-based compensation (Note 6)	5,331,053	-
Other (Notes 4 & 5)	1,188,460	701,502

Total operating costs and expenses	(6,937,359)	(952,112)

Other income (expense)
Asset acquisition costs (Notes 1)	-	(380,329)
Gain on debt extinguishment (Note 7)	202,000
Unrealized (loss) on investments (Note 1)	(35,000)	(175,000)
Write-down of debt securities (Note 1 & 5)	-	(605,563)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(26,295)	-
Interest expense (Notes 2 & 3)	(93,621)	(26,768)
Fair value adjustment of derivative liabilities (Note 3)	(222,767)	-

	(175,683)	(1,187,660)

Loss before income taxes	(7,113,042)	(2,119,772)

Income tax provision (Note 7)	-	-

Net loss	$(7,113,042)	$(2,119,772)

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average common shares
outstanding (Notes 1 & 6)	213,870,966	53,582,746

* Restated, see Note 1

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Deficit
Years Ended December 31, 2009 and 2008

		Common stock		Preferred stock		Additional paid-in	Accumulated	Total shareholders
		Shares	Par value	Shares	Par value	Capital	deficit	deficit
Balance at December 31, 2007		-	-	-	-	-	(12,125)	(12,125)

February 2008 through December 2008,
sale of common stock (Notes 1 & 6)	*	112,274,034	112,274	120,800	121	1,374,405	-	1,486,800

December 2008, issuance of common
stock for debt (Notes 1 & 6)	*	8,219,178	8,219	50,000	50	141,731	-	150,000

Net loss							(2,119,772)	(2,119,772)

Balance at December 31, 2008	*	120,493,212	$120,493	170,800	$171	1,516,136	$(2,131,897)	$(495,097)

January through May 2009,
sale of common stock (Notes 1 & 6)	*	23,013,645	23,014	69,300	69	326,217	-	349,300

March 2009, issuance of common
stock for debt (Notes 1 & 6)	*	27,616,440	27,616	178,400	179	486,605	-	514,400

May 2009, reverse acquisition of HPI
Partners, LLC and subsidiary (Notes 1 & 6)		22,825,993	22,826	-	-	584,308	(1,626,364)	(1,019,230)

May 2009, issuance of warrants in
HPI Partners LLC acquisition (Note 6)		-	-	-	-	1,513,683	-	1,513,683

May 2009, issuance of common stock upon
exercise of warrants (Note 6)		265,000	265	-	-	2,385	-	2,650

May 2009, issuance of common stock for
debt (Notes 3 & 6)		4,171,940	4,172	-	-	204,425	-	208,597

May 2009, issuance of warrants to subsidiary
officers and consultants (Note 6)		-	-	-	-	2,752,846	-	2,752,846

May 2009, conversion of Series A preferred
stock to common stock (Notes 1 & 6)		34,397,261	34,397	(418,500)	(419)	(33,978)	-	-

May through July 2009, issuance of common
stock in private placements (Note 6)		40,087,506	40,088	-	-	495,133	-	535,221

August through October 2009, issuance of common
stock in private placements (Note 6)		15,050,000	15,050	-	-	288,398	-	303,448

August and September 2009, issuance of
common stock for debt (Notes 1 & 6)		920,496	921	-	-	87,314	-	88,235

September 2009, issuance of convertible note
and warrant (Notes 3 & 6)		-	-	-	-	52,050	-	52,050

September 2009, issuance of common stock
for debt offering (Notes 3 & 6)		900,000	900	-	-	116,100	-	117,000

October 2009, issuance of stock options to
officers, directors & consultants (Note 6)		-	-	-	-	1,040,000	-	1,040,000

October 2009, issuance of common stock
for warrant exercises (Notes 2 & 6)		195,500	195	-	-	25,219	-	25,414

November 2009, issuance of warrants to
consultant (Note 6)		-	-	-	-	2,475	-	2,475

Net loss		-	-	-	-	-	(7,113,042)	(7,113,042)

Balance at December 31, 2009		289,936,993	$289,937	-	$-	9,459,316	$(10,871,303)	$(1,122,050)

* Restated, see Note 1

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(7,113,042)	$(2,119,772)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 6)	5,331,053	—
Shares issued for services (Note 4)	61,000	—
Gain on debt extinguishment (Notes 3 & 7)	(202,000)	—
Debt issuance costs (Note 4)	117,000	—
Beneficial conversion feature (Note 3)	50,809	—
Allowance for bad debt (Note 5)	220,790	—
Depreciation and amortization	15,691	268
Issuance of stock in exchange for debt securities (Note 1)		150,000
Write down of debt securities		605,563
Unrealized (gain) loss on investments (Note 1)	35,000	175,000
(Decrease) increase in derivative liability (Note 3)	222,767	—
Amortization of discount on debentures payable (Note 3)	26,295	—
Changes in operating assets and liabilities:		—
Accounts and other receivables	20,033	(36,743)
Prepaid expenses and other assets	(12,926)	—
Accounts payable and accrued expenses	95,683	353,890
Related party payables (Note 2)	(83,532)	—
Interest payable	3,922	—
Net cash used in operating activities	(1,211,457)	(871,794)

Cash flows from investing activities:
Purchase of equipment	(6,938)	(2,300)
Purchase of debt securities	-	(715,564)
Issuance of notes receivable (Note 5)	(96,250)	(120,750)
Payments received on notes receivable (Note 5)	633	—
Cash acquired in reverse acquisition (Note 1)	39	—
Net cash used in investing activities	(102,516)	(838,614)

Cash flows from financing activities:
Proceeds from debentures (Note 3)	380,000	—
Proceeds from notes payable, related (Note 3)	37,447	185,800
Proceeds from convertible promissory note (Note 3)	30,000	100,000
Proceeds from notes payable, other (Note 3)	-	50,000
Proceeds from sales of common stock (Note 6)	1,187,970	1,486,800
Proceeds from exercise of warrants to
purchase common stock (Note 6)	2,650	—
Payments on notes payable, related (Note 2)	(125,544)	(151,853)
Payments to placement agents (Note 3)	(181,580)	—
Net cash provided by financing activities	1,330,943	1,670,747

Net change in cash and cash equivalents	16,970	(39,661)

Cash and cash equivalents:
Beginning of period	292	39,953

End of period	$17,262	$292

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$—
Interest	$27,717	$6,167

Noncash financing transactions:
Accounts payable converted to stock	$122,914	$—
Notes and interest payable converted to stock	$610,724	$—
Notes and interest payable converted to stock, related	$21,200	$—

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation, formerly known as Inhibiton Therapeutics, Inc., (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc.   The Company operates primarily through its wholly-owned subsidiary, AlumiFuel Power, Inc., a Colorado corporation ("API").  API based in Philadelphia, Pennsylvania, is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  API’s hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

Prior to the acquisition of HPI Partners, LLC ("HPI") and API as described below, the Company’s focus was on the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies.  These research was intended to identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply.

The Company conducted its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veterans Affairs.  The research is conducted at the VA Medical Center in Tampa, Florida under the direction of Dr. Acevedo-Duncan.  The CRADA had the final objective of developing therapeutic reagents to prevent cancer cell proliferation.  The CRADA agreement was a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments.  Under the terms of the CRADA, the Company will has the right to commercialize any inventions resulting from this research. As of September 2007, the Company’s rights under the CRADA continue but it has no obligation for further funding beyond those commitments contained in the CRADA.  The Company may amend the CRADA to provide further funding at any time, but is not obligated to do so.  With the acquisition of HPI Partners and API and as of December 31, 2009, the Company has suspended all business activities related to the research and development of new cancer therapeutic agents.

Reverse Merger and Acquisition of HPI Partners, LLC and AlumiFuel Power Corporation

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

received warrants to purchase up to 14,302,500 shares of the Company’s $0.001 par value common stock that are exercisable until March 4, 2012 at an exercise price of $0.12 per share.  The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The historical financial statements for the year ended December 31, 2008 are those of HPI and API.  The financial statements for year ended December 31, 2009 include the audited results of AlumiFuel Power Corporation (formerly Inhibiton Therapeutics, Inc.) beginning May 5, 2009 as well as HPI and API for the entire year ended December 31, 2009.

As part of the recapitalization of HPI, HPI’s common stock balance of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions and includes the elimination of the HPI equity as “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.  This entry includes the addition of the equity balances from Inhibiton Therapeutics, Inc. as of the merger date as well as the elimination of the HPI equity balances.  In addition, equity corresponding restatements were made to the balance sheets and statements of operations for HPI and Subsidiaries at December 31, 2009 presented herein.  Certain amounts in the HPI and Subsidiaries financial statements have been restated to conform with the current year financial statement presentation.

The assets of HPI and API acquired included furniture and fixtures, tools and laboratory equipment, certain prototype reactors and 3,500,000 shares of FastFunds Financial Corporation ("FastFunds") common stock valued at $210,000 on its acquisition date of September 3, 2008.

For the year ended December 31, 2008, the,3,500,000 shares of FastFunds Financial Corporation common stock were presented on the balance sheet as “Investment securities – marked to market” and were marked to their fair value ($35,000) at December 31, 2008.  The corresponding loss was recorded as "unrealized loss on investments" on the HPI's statements of operations at December 31, 2008.  Based upon a review by management at December 31, 2009, the shares are now being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds has recorded net losses in excess of $1,000,000 during the first nine months of 2009, the investment has been written down to zero and the loss of $35,000, based on the value at December 31, 2008, has been recorded on the Company's statements of operations as "unrealized loss on investments".

Acquisition of Hydrogen Power, Inc. Assets

Effective September 3, 2008, HPI acquired certain of the assets of Hydrogen Power, Inc. out of receivership proceedings in King County, Washington.   The HPI was awarded all of Hydrogen Power’s assets excluding cash and computer data, laboratory notebooks, and patents and patent applications that are subject to arbitration proceedings.  The assets acquired included furniture and fixtures, tools and laboratory equipment, certain prototype reactors and the 3,500,000 shares of FastFunds Financial Corporation.

Through December 31, 2008, HPI recorded a total of $1,200,893 for the purchase of the Hydrogen Power assets including $815,564 through purchase of the Secured Notes and $380,329 in “asset acquisition costs” comprised of $209,068 in legal fees and $171,261 in expenses paid on behalf of HPI during the receivership to preserve the assets.  The $815,564

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

was classified as “Debt securities” on balance sheet including $100,000 acquired in December 2007 and the balance of $715,564 acquired during 2008.  Of the $815,564 cost to acquire the Secured Notes, $665,564 was paid directly to the noteholders.  In December 2008, HPI agreed to issue membership interests to two of the Company’s members that loaned HPI, in February 2008, $150,000 to make payments on the Secured Notes.  Because this amount directly reduced the amounts that HPI Partners subsequently paid to the noteholders for HPI’s acquisition of the Secured Notes, HPI concluded this liability should be assumed by the Company.  Therefore, this amount was converted to a proportionate membership interest in HPI.

As of December 31, 2008, HPI and its managers evaluated the likelihood of future repayment on the debt securities and determined they were permanently impaired as of that date.  Accordingly, the difference of $605,563 was recorded as “write-down of debt securities” as of December 31, 2008.

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history.  The Company’s future success will be dependent upon its ability to market its products including its first commercially available product, the PBIS-1000 portable balloon inflation device.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred operating losses since inception, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operations for the foreseeable future.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to raise capital through equity offerings and debt borrowings to meet its obligations on a timely basis and ultimately to attain profitability through the successful commercialization of its products.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HPI Partners, LLC and AlumiFuel Power, Inc.. All intercompany balances and transactions have been eliminated.

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at December 31, 2009 and 2008 were $-0-.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, formerly known as SFAS No. 109, “Accounting for Income Taxes”.  ASC Topic 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance for net deferred taxes is provided unless the ability to realize the deferred amount is judged by management to be more likely than not.  The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.  More information on the Company’s income taxes is available in Note 6. Income Taxes in these financial statements.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Stock-based Compensation

The Company has certain stock option plans approved by its stockholders, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans and issuances of options and warrants to consultants in accordance with ASC Topic 718, formerly known as SFAS No. 123R "Share Based Payment" which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS No. 123”) and supersedes Opinion No. 25 of the Accounting Principles Board, "Accounting for Stock Issued to Employees" (APB 25).   The Company has elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  See Note 5. Capital Stock for further information on the Company's stock options plans and other warrant/option issuances.

Property, equipment and leaseholds

Property, equipment and leaseholds are stated at cost, and depreciation is provided by use of accelerated and straight-line methods over the estimated useful lives of the assets. The cost of leasehold improvements is depreciated over the estimated useful life of the assets or the length of the respective leases, whichever period is shorter. The estimated useful lives of property, equipment and leaseholds are as follows:

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years
Leasehold improvements	7 years

The Company's property and equipment consisted of the following at December 31, 2009 and 2008:

	Cost		Accumulated Depreciation		Balance
	2009	2008	2009	2008	2009	2008
Equipment	$6,365	$2,300	$1,134	$268	$5,231	$2,032
Furniture	2,873	-	167	-	2.706	-

Total	$9,238	$2,300	$1,301	$268	$7,937	$2,032

Investment Securities

The Company accounts for its ownership of the FFFC common stock in accordance with APB Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock, which provides that the equity method of accounting should be used by an investor whose investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds less than a majority of the voting stock. Because the Company owns approximately 34% of FFFC's common stock, but not a majority of the shares, the Company has the ability to exercise significant control over FFFC's operations.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds has recorded net losses in excess of $1,000,000 during the first nine months of 2009, the investment has been written down to zero and the loss of $35,000, based on the value at December 31, 2008, has been recorded on the Company's statements of operations as "unrealized loss on investments".

Research and Development

Research and development costs are expensed as incurred.  In each of the years ended December 31, 2009 and 2008, the Company incurred $30,671 and $14,879 in direct research and development costs, identifies as "product development expense" on our statements of operations.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At December 31, 2009 and 2008, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2009 and 2008, as the impact of the potential common shares, which totaled 85,531,930 (December 31, 2009), 20,350,686 (December 31, 2008), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2009 and 2008 is equal to basic loss per share.

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with ASC Topic 815, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock". This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's stock. Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Revenue Recognition

Revenues are recognized upon shipment of the product to the customer. Payment terms are typically 30 to 60 days net due following order delivery, depending on the customer.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, “Derivatives and Hedging”, formerly known as, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved ASC Topic 105, “Generally Accepted Accounting Principles”, establishing the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ as the single source of authoritative nongovernmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  All existing accounting standard documents, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

has become non-authoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS 168 “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”.  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature no included in the Codification will become non-authoritative.  The Company does not expect SFAS 168 to have a material effect on its financial statements.

In May 2009, the FASB issued a pronouncement regarding subsequent events which establishes the requirements for evaluating, recording and disclosing events or transactions occurring after the balance sheet date in an entity’s financial statements.  This pronouncement, included in ASC Topic 855 "Subsequent Events", was effective for interim and annual financial periods ending after June 15, 2009 and was implemented by the Company during the second quarter of 2009.

In June 2009, the FASB issued SFAS 166 “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”.  SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect SFAS 167 to have a material effect on its financial statements.

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”.  SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect SFAS 167 to have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $70,000 at December 31, 2009 for the period from May 5, 2009 to December 31, 2009.   As of December 31, 2009, the Company owed $400 to its officers for management services.

Effective January 1, 2008, HPI authorized a management fee of $10,000 per month paid to management of HPI through an LLC. During the year ended December 31, 2009, HPI paid fees totaling $52,000 for services rendered prior to the reverse merger.  During the year ended December 31, 2008, HPI paid $108,000 of such fees plus an additional $12,500 in finder's fees to the LLC for services rendered in introducing membership investors to HPI.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the year ended December 31, 2009, the Company paid $30,275 to a corporation owned by Messrs. Fong and Olson under this bonus program leaving a payable of $300 at year end.

The Company’s subsidiary, API, pays its part-time chief technology officer and its part-time vice president/general counsel each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions.  For the year ended December 31, 2009, these management fees totaled $234,000, $78,000 of which was recorded as legal and accounting expense during the period.  As of December 31, 2009, the Company owed $67,919 in accrued fees and related expenses.

In October 2009, David Cade, President of API, used $10,465 in accrued expenses to exercise warrants to purchase 80,500 shares of our common stock at $0.13 per share.  Also in October 2009, Michael McAllister, API's vice president/general counsel used $14,950 in accrued management fees to exercise warrants to purchase 115,000 shares of our common stock at $0.13 per share

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,000 per month prior to February 2009, and $1,200 per month beginning in February 2009. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services.  Rent expense totaled $8,400 for the year ended December 31, 2009.

Prior to the acquisition of HPI by the Company, HPI was paying a company owned by the Company’s officers rent of $500 per month for the use of limited office space as well as certain office machines, phone systems and long distance fees.  This rent expense totaled $2,500 for the period from January through May 2009 and $6,000 for the year ended December 31, 2008.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Accounts payable to related parties consisted of the following at December 31, 2009:

Management fees and related expenses payable to officers	$67,042

Bonus payable to officers	300

Accrued expenses payable to officers	1,277

Total accounts payable, related party	$68,619

Accounts payable to related parties consisted of the following at December 31, 2008:

Management fees and related expenses payable to officers	$34,079

Rent payable to affiliate of officers	3,000

Accrued expenses payable to officers	9,678

Total accounts payable, related party	$46,757

Related Party Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the year ended December 31, 2009, the Company repaid $37,761 in principal and $15,589 in interest on these notes.  As of December 31, 2009, $119,550 in principal remained outstanding with $25,496 in accrued interest on all notes payable to the trust.

During prior periods the Company issued promissory notes to a company owned by its president.  The notes bear an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2009, $13,500 in notes payable were issued while the Company paid the entire principal balance on these notes along with $4,963 in accrued interest on the promissory notes.  At December 31, 2009, no principal or accrued interest remained outstanding on all notes payable to this affiliate.

The Company has issued promissory notes to its president for loans made to it from time-to-time.  The notes bear an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2009, an additional $9,600 in notes payable were issued while the Company made payments totaling $9,236 in principal and $140 in interest on these notes.   As of December 31, 2009, $35 in principal and $1 in accrued interest remained payable on these notes.

The Company has executed promissory notes with companies affiliated with the Company’s officers.  During the year ended December 31, 2009, and additional $11,747 in notes payable were issued.  These notes carry an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2009, $38,431 in principal and $4,961 in accrued interest was repaid on these notes leaving a balance due at December 31, 2009 of $400 in principal and $7 in accrued interest payable.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, the Company owed $5,500 with accrued interest payable of $1,081 on a promissory note issued to a partnership affiliated with the Company’s president.  This note carries an interest rate of 8% and is due on demand.

The Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of December 31, 2009, $5,000 in principal and $287 in accrued interest remained outstanding on this note.

The Company has issued a promissory note to a company owned by its president and secretary in the amount of $400.  This note carried and interest rate of 8% per annum and was due on demand.  During the year ended December 31, 2009, $400 in principal and $20 in accrued interest was repaid leaving no outstanding balances on this note.

HPI Partners, LLC

During 2008, the HPI issued various promissory notes payable to one of its managers, Henry Fong, in exchange for loans totaling $69,900.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $52,336 in principal on these notes leaving a principal balance due at December 31, 2008 of $17,564.  During the three months ended March 31, 2009, the entire principal balance of these notes plus $536 in accrued interest was converted to $18,100 of membership interest in HPI that converted to 1,487,672 shares of Company common stock in the Share Exchange.  As of December 31, 2009, $119 in accrued interest remained payable on these notes.

During 2008, the Company issued various promissory notes payable to a company owned by one of its managers, Henry Fong, in exchange for loans totaling $24,100.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $21,682 in principal on these notes leaving a principal balance due at December 31, 2008 of $2,418.  During the three months ended March 31, 2009 an additional $13,500 was loaned to the Company while $12,366 was repaid on these notes.  On March 4, 2009, $3,500 of the remaining balance of these notes was converted to a like amount of membership interest in HPI that converted to 287,671 shares of Company common stock in the Share Exchange.  An additional $2,000 was loaned in May 2009 leaving a principal balance due at December 31, 2009 of $2,052 with accrued interest of $104.

In December 2007, the Company issued a convertible note payable to a company owned by one of its managers, Henry Fong, in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on January 17, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance plus $3,000 in accrued interest was converted to a $28,000 membership interest in HPI that converted to 2,301,370 shares of Company common stock in the Share Exchange. As of December 31, 2009, $83 in accrued interest remained payable on these notes.

During the year ended December 31, 2008, the Company issued various promissory notes payable to a company owned by its Managers, Henry Fong and Thomas B. Olson, in exchange for loans totaling $46,800.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $33,490 in principal on these notes leaving a principal balance due at December 31, 2008 of $13,310.  During the three months ended March 31, 2009, $2,101 of these funds was repaid in cash and on March 4, 2009, the balance of $11,209 plus accrued interest of $591 was converted to $11,800 of membership interest in HPI that converted to 969,863 shares of Company common stock in the Share Exchange.  As of December 31, 2009, $78 in accrued interest remained payable on these notes.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Notes and interest payable to related parties consisted of the following at December 31, 2009:

Notes payable to officers; interest at 8% and due on demand	$35

Notes payable to affiliates of Company officers; interest at 8% and due on demand	132,502

Notes payable, related party	132,537

Interest payable related party	27,256

Total principal and interest payable, related party	$159,793

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

In 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at December 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $11,520 at December 31, 2009.

In, 2008, the Company received proceeds of $5,200 in exchange for a promissory note from an unaffiliated third party with interest payable at 8%.  During the year ended December 31, 2009, $2,209 in interest and $791 in accrued interest was repaid on this note leaving a principal balance of $2,991 and accrued interest of $16 payable at December 31, 2009.

HPI Partners, LLC

In 2007, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried an interest rate of 10% per annum and was due on demand. During the year ended December 31, 2008, an additional $20,000 was loaned to the Company and $44,346 was repaid leaving an unpaid principal balance of $654.  During the year ended December 31, 2009, this entire amount plus $68 in accrued interest was applied to a receivable from this company leaving no balance due.

In 2008, the Company issued a note payable to an unaffiliated third party in exchange for $50,000.  This note carried and interest rate of 10.5% per annum and was due 90 days following its issuance and later extended to July 1, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus accrued interest of $1,900 was converted to $51,900 of membership interest in the Company that converted to 4,265,754 shares of Company common stock in the Share Exchange.  As of December 31, 2009, $69 in accrued interest remained payable on these notes.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In December 2008, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on December 31, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus $600 in accrued interest was converted to a $25,600 membership interest in the Company that converted to 2,104,110 shares of Company common stock in the Share Exchange.  As of December 31, 2009, $51 in accrued interest remained payable on these notes.

Notes payable, non-affiliates; interest at 8% and due on demand	$32,991

Interest payable, non-affiliates	11,656

Total principal and interest payable, other	$44,647

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

In September 2009, all principal and accrued interest totaling $7,426 was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  Accordingly, the derivative liability balance at July 31, 2009 of $20,533 was reduced to zero and the principal balance on the May Notes of $55,000 and accrued interest was converted to equity.  The beneficial conversion feature of $20,809 representing the difference between the conversion price and the market price ($0.1369) on the date of issue was recorded as interest expense.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

December 2008 and January 2009 Notes

During the year ended January 31, 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The December Notes were due and payable on May 10, 2009 and were convertible into the Company’s common stock at $0.05 per share. The Company determined that the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making them conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock at the date of each note issuance and recorded as interest expense $200,000 with an offset to additional paid-in capital prior to the reverse merger.  The outstanding principal and interest of $208,597 on these notes were converted on May 8, 2009 to 4,171,940 shares of $0.001 par value common stock.

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note is due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  The entire principal balance of this note plus accrued interest of $1,174 was payable at December 31, 2009.

Convertible Debentures

In September, 2009, the Company engaged a placement agent to act as its agent in the offer and sale of up to $700,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”).  The offering was on a “best efforts” basis with a minimum offering amount of $100,000.  In connection with the transaction, the Company executed an Escrow Agreement in which all funds related to the offering were deposited until the minimum offering amount of $100,000 was reached and a first closing occurred on September 29, 2009.   Once the minimum offering amount was reached, funds raised up to the maximum offering amount were released from escrow at future closings from time-to-time as prescribed in the offering documents.

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the debentures.  In addition, if the closing bid price of the Common Stock is below $0.05 on three (3) consecutive trading days, then the Company shall seek to implement a reverse stock split in a ratio of at least one-for-five.  On March 10, 2010, the Company was notified by the placement that the closing bid price of the Common Stock was below $0.05 on three (3) consecutive trading days and made demand under the agreement that the Company seek shareholder approval for a reverse stock split.  The Company currently intends to hold a meeting of stockholders during the second quarter of 2010 to seek such approval.

On September 29, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $220,000 in Debentures.  Additional closings were completed on October 15, 2009 for aggregate proceeds of $95,000, November 15, 2009 for aggregate proceeds of $50,000, and December 15, 2009 for aggregate proceeds of $15,000.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $181,580 at December 31, 2009, as well as for any future closings issued will be amortized over the three year term of the Debentures. As of December 31, 2009, $14,658 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. Such discount will be accreted from the date of issuance to the maturity date of the Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $380,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $380,000 and an initial loss on the valuation of derivative liabilities of $28,206 for a derivative liability balance of $418,206.

The fair value of the Debentures was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/29/2009	$207,429	3 years	$0.105	$0.13	195%	1.38%
10/15/2009	$117,800	3 years	$0.075	$0.12	196%	1.38%
11/15/2009	$77,778	3 years	$0.045	$0.09	193%	1.38%
12/15/2009	$15,200	3 years	$0.038	$0.05	192%	1.13%

At December 31, 2009, the Company revalued the derivative liability balance of the Debentures.  Therefore, for the period from their issuance to December 31, 2009, the Company recorded an expense and increased the previously recorded liabilities by $225,627 resulting in a derivative liability balance of $643,834 at December 31, 2009.

The fair value of the Debentures was calculated at December 31, 2009 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$643,834	3 years	$0.065	192%	1.38%

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

HPI's convertible promissory notes payable consisted of the following at December 31, 2008:

2008
$125,000 convertible promissory notes issued in December 2007 and due in January 2008; 10% interest rate	$125,000

$100,000 convertible promissory notes issued in March 2008 and due in April 2008; 10% interest rate	100,000
225,000

Accrued interest payable	21,426

$246,426

On March 13, 2009, the entire principal balance of these notes plus $25,000 in accrued interest was converted to $250,000 of membership interest in HPI.  Included in this amount is $28,000 converted by a company owned by Henry Fong, a manager of the Company.  The remaining $222,000 of these notes from third parties converted to 18,246,576 shares of Company common stock in the Share Exchange.  As of December 31, 2009, $528 in accrued interest remained payable on these notes.

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2009 and 2008 consisted of the following:

	Year ended December 31, 2009	Year ended December 31, 2008
General and administrative	$209,763	$169,222
Legal and accounting	118,034	81,566
Professional services	300,337	187,809
Bad debt expense	220,790	-
Salaries	339,536	262,905
	$1,188,460	$701,752

NOTE 5. NOTES RECEIVABLE

During the year ended December 31, 2009, HPI loaned $120,750 to FastFunds Financial Corporation (“FFFC”), an affiliate of the Company.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2009, HPI loaned an additional $49,250 and the Company loaned FFFC an additional $45,900 for a total outstanding balance due from FFFC at December 31, 2009 of $215,900.

At December 31, 2009, there was $4,890 in interest receivable due from FFFC on these notes.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $220,790 included in other selling, general and administrative expenses on the Company’s statement of operations at December 31, 2009.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, the Company has $467 notes receivable from a non-affiliate.  This amount is due on demand, carries an interest rate of 8% and has accrued interest payable of $25.  At July 31, 2009 the Company had a $253 note receivable due from an affiliated entity.  This note carried an interest rate of 8% and was due on demand.  The entire principal balance and $1 of accrued interest was paid on this note during the quarter ended October 31, 2009 leaving no balance due at December 31, 2009.

In December 2007, the Company paid $100,000 to an institutional investor holding the Secured Notes of Hydrogen Power, Inc. that was used to pay down principal and interest payable on the Secured Notes.  Following the Company’s acquisition of the Secured Notes and the subsequent acquisition of the Hydrogen power assets, this amount was included in “write-down of debt securities” and expensed at December 31, 2008.

NOTE 6. CAPITAL STOCK

As part of the recapitalization of the Company as a result of the reverse merger, HPI’s common stock of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception were restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, the statement of changes in shareholders’ deficit reflects the restatement of these transactions and includes the elimination of the HPI equity as “May 2009, reverse acquisition of HPI Partners, LLC and subsidiary”.  This entry includes the addition of the equity balances from Inhibiton Therapeutics, Inc. as of the merger date as well as the elimination of the HPI equity balances.  In addition, equity corresponding restatements were made to the balance sheets and statements of operations for HPI and Subsidiaries at December 31, 2009 presented herein.

During the year ended December 31, 2008, HPI issued membership interests totaling $1,636,800 for the equivalent of 120,493,212 shares of our common stock and 170,800 shares of our preferred stock on a restated basis.  Additionally, during the period from January 1, 2009 to May 5, 2009, the reverse merger date, HPI issued an additional 863,700 in membership interests for the equivalent of 50,630,085 shares of or common stock and 247,700 shares of our preferred stock on a restated basis.

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
4/27/2009	$23,850	1 Year	$0.01	$0.10	122%	0.5%

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

In December 2008 and January 2009, the Company issued notes payable to an accredited investor for the issuance of $200,000 of 12% unsecured convertible notes in three private transactions (the “December Notes”).  The outstanding principal and interest of $208,597 on these notes were converted on May 8, 2009 to 4,171,940 shares of $0.001 par value common stock or $0.05 per share.

During the period ended July 31, 2009, the Company sold 40,087,506 shares of its common stock to accredited investors for total proceeds of $535,221 or the equivalent of $0.013 per share.  Pursuant to the Share Exchange Agreement, the Company agreed to private placement of up to $300,000 of its common stock to be offered to the HPI Members at a per share price equal to $0.0122, the equivalent price for each share of the Company’s common stock issued to the HPI Members in the Stock Exchange.

During the period three month period ended October 31, 2009, the Company sold 15,050,000 shares of its common stock to accredited investors for total proceeds of $303,448 or the equivalent of $0.02 per share.

In August 2009, the Company issued 312,500 shares of its common stock to an accredited investor upon the conversion of an account payable to that party in the amount of $5,000, or $0.016 per share.  In September 2009, $55,000 in principal and accrued interest totaling $7,426 from the May Notes was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  The beneficial conversion feature of $20,809 representing the difference between the conversion price and the market price ($0.1369) on the date of issue was recorded as interest expense.

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

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In November 2009, we issued a warrant to purchase up to 25,000 shares of our common stock to pursuant to a consulting agreement to a non-affiliate.  The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
11/1/2009	$2,475	3 Years	$0.12	$0.11	193%	1.38%

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

Also in connection with the Share Exchange Agreement with HPI, the Company issued warrants to purchase 10,276,028 shares of common stock of the Company to parties that assisted the Company in the transaction, including 3,082,808 to FastFunds. These warrants expire on March 5, 2012 and one third have an exercise price of $0.10 per share, one third have an exercise price of $0.15 per share and one third have an exercise price of $0.18 per share.  These shares were considered issued as of March 4, 2009, the date the Definitive Agreement was executed for the transaction, and valued at $626,941 based upon the Black Scholes option pricing model. This amount was recorded as stock based compensation expense during the quarter ended July 31, 2009.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 4, 2009	$216,619	3 years	$0.10	$0.07	195%	1.4%
March 4, 2009	$206,857	3 years	$0.15	$0.07	195%	1.4%
March 4, 2009	$203,465	3 years	$0.18	$0.07	195%	1.4%

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively.  These warrants have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595 based upon the Black Scholes option pricing model.  The immediately vested warrants valued at 1,374,647 were immediately expensed at issuance 2009.  The remaining a portion of these warrants vest over a two year period, the value of those portions that vest in 2010 and 2011 totaling $2,759,948 will be expensed over the one and two year vesting life of the warrants.  As of December 31, 2009, a total of $1,378,198 of had been expensed on the 2010 and 2011 warrants for a total of $2,752,545 recorded as "stock based compensation expense" for all of the warrants as of December 31, 2009.

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

In September 2009 we issued a warrant to purchase 150,000 shares of our $0.001 par value common stock upon the issuance of the September Note.  The warrant is exercisable for a period of three years and is exercisable at $0.06 per share.  We calculated the fair value of this warrant using the Black-Scholes option pricing model to be $22,050.  This amount was recorded as "stock-based compensation" on our statements of operations during the year ended December 31, 2009.

The fair value of the warrant was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
September 4, 2009	$22,050	3 years	$0.06	$0.155	195%	1.38%

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the activity of the Company’s outstanding warrants at December 31, 2008 and December 31, 2009 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2008	-	-	-

Outstanding at May 5, 2009 as a result of reverse acquisition transaction	4,213,719	$0.39	$0.10

Granted	56,987,044	0.13	0.10
Expired	(250,000)	0.50	0.00
Exercised	(460,500)	-	-

Outstanding and exercisable at December 31, 2009	60,490,263	$0.15	$0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2009.

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	2,936,219	$ 0.50	0.8 years

$0.25	27,500	0.25	1.5 years

$0.10 to $0.18	56,351,544	0.13	4.2 years

$0.06	1,150,000	0.06	2.3 years

	60,490,263	$ 0.15	2.7 years

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

During the year ended December 31, 2009, the Company granted officers, directors and consultants 1,350,000 options to purchase shares of common stock at an exercise price of $0.07 per share and 10,000,000 options to purchase shares of common stock at an exercise price of $0.105 per share (the market value of the common stock on the date of each grant).  The options were valued at $1,133,150 based upon the Black-Scholes option pricing model.  The options were fully-vested at the date of the grant and therefore the Company recorded $1,133,150 of stock based compensation expense during the year ended December 31, 2009.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2009	$93,150	5 years	$0.07	$0.07	213%	1.94%
October 2009	1,040,000	5 years	$0.105	$0.105	226%	2.38

All options outstanding at December 31, 2009 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2008 and at December 31, 2009 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2008	-	-	-	-

Outstanding at May 5, 2009 as a result of reverse acquisition transaction	425,000	$0.35	3.7	$0

Options granted	-	-	-	-

Outstanding at December 31, 2009	425,000	$0.35	3.0	$0

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2008	-	-	-	-

Outstanding at May 5, 2009 as a result of reverse acquisition transaction	1,350,000	$0.07	4.8	$81,000

Options granted	10,000,000	$0.10	4.5	$0

Outstanding at December 31, 2009	11,350,000	$0.10	4.5	$0

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  During that period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees.  During the year ended December 31, 2009, $4,892 of this amount was paid and the Company accrued estimated penalty and interest expense totaling $19,482 leaving a balance of $67,166.  This amount is included on the balance sheets at December 31, 2009 as “payroll liabilities”.

CRADA Agreement

On September 30, 2004, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the VA Medical Center, Tampa FL, a laboratory of Department of Veterans Affairs with the purpose of providing funds for the VA’s final objective of developing therapeutic reagents to inhibit cancer cell proliferation.  Under the Agreement, the Company agreed to contribute $75,000 to the James A Haley Veterans Research and Education Foundation (JAHVREF) on a quarterly basis for three years.  As of December 31, 2008, $227,000 in these fees were accrued but unpaid.  On September 30, 2009, the Company and JAHVREF executed a letter agreement through which the parties agreed that for payment of $25,000 by the Company, the remaining balance due would be forgiven.  Accordingly, during the year ended December 31, 2009 the Company paid $25,000 and the balance of 202,000 was forgiven.  Accordingly, the balance due of $202,000 was recorded as a "Gain on debt extinguishment" on the statements of operations at December 31, 2009.

License Agreement

In August 2008, the Company executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which the Company will acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company has been funding since September 2004.  Under the agreement, the Company currently owes a $40,000 Technology Access Fee, which has not yet been paid.  Among other things, the terms of the agreement call for the Company to raise a total of at least $500,000 in external funding in support of the technology advancement by June 30, 2009, and requires certain cash payments and royalties to the licensors beginning as early as three years from the agreement date upon the initiation of certain applications and studies as well as when and if any products are licensed and produced.  In addition, the Company must pay quarterly license fees to the licensors beginning in April 2009 of $2,500, which increases annually to as much as $25,000 should the Company produce an FDA approved product.  The licensors are also to receive a 4% ownership interest in the Company subject to certain anti-dilution provisions.   As of December 31, 2009, the Company has failed to pay the technology access fee and related expenses totaling $53,747 and has failed to substantially perform under the License Agreement.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Lease Agreement

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania.  Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014.  Our annual payment obligation under the lease is as follows:

2010	$82,452
2011	$96,417
2012	$98,827
2013	$101,298
2014	$103,830

In addition, the Company is obligated to pay certain common area maintenance fees that currently total $1,380 per month, which may increase in the future.

Arbitration Proceedings

In connection with HPI's acquisition of the Hydrogen Power, Inc. assets, the acquisition of certain intellectual property of Hydrogen Power, Inc. was disputed.  As a result, the Company’s counsel appeared in an arbitration proceeding to determine the ownership of this intellectual property, although the Company was not a party to the arbitration proceeding.  The parties to the arbitration and other parties to related litigation have reached a tentative settlement agreement which resolves the disputes in the arbitration.  The Company has chosen to be a party to the settlement agreement through which the Company will receive a full release of any potential claims against them from any of the opposing parties.  The settlement agreement must be approved by the receiver of the Hydrogen Power, Inc. assets and the court in which that receivership is pending before the settlement is final, a process which with the notice and hearings required by law could take a matter of months.

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2009 and 2008:

	For the year ended December 31,	For the year ended December 31
	2009	2008

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2009, deferred tax assets consisted of a net tax asset of $4,212,300, due to operating loss carry forwards of $10,904,303, which was fully allowed for, in the valuation allowance of $4,212,300.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2009 was $2,702,800 based on the $1,332,500 reported by Inhibiton Therapeutics, Inc. at January 31, 2009.  The net operating loss carry forward expires through the year 2029.

ALUMIFUEL POWERCORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

NOTE 9. SUBSEQUENT EVENTS

In February 2009, API received a purchase order from Kaymont Consolidated Industries, Inc. of Long Island, New York,  the world’s largest distributor of weather balloons and API’s partner for lift-gas applications, on behalf of an unspecified military customer.  The purchase order was for three of the Company's PBIS-1000 portable balloon inflation systems that were delivered at the end of March 2010.

In February 2010, the Company formed AlumiFuel Power International, Inc. ("AFPI") and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and will receive 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently undertaking a private placement of its common stock for approximately 2,000,000 shares at $0.10 per share.  AFPI is presently pursing other funding opportunities with German institutional investors as well as a potential listing of its common stock on the Deutsche Börse stock exchange.

In August 2008, the Company executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which the Company was to acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company has been funding since September 2004.  As of March 1, 2010, the Company had failed to pay the technology access fee and related expenses totaling $53,747.  As a result, on March 1, 2010 the licensors declared a default under the License Agreement and gave the Company until April 1, 2010 to cure the default.  The Company did not cure the default therefore as of April 1, 2010, the license agreement was terminated.

In September, 2009, the Company engaged a placement agent to act as its agent in the offer and sale of up to $700,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”).  During January 2010, an additional $55,000 in Debentures were issued and on March 23, 2010, the placement agent notified the Company that effective January 28, 2010 the offering had been closed.