Form 10-Q
period 2010-03-31
AlumiFuel Power Corp
filed 2010-05-24
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended MARCH 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at May 1, 2010: 306,210,045

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

Page

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statement of Operations for the three months ended
March 31, 2010 and three months ended March 31, 2009 (Unaudited)	F-3

Consolidated Statement of Changes in Shareholders' Deficit for the
three months ended March 31, 2010 (Unaudited)	F-4

Consolidated Statement of Cash Flows for three months ended
March 31, 2010 and 2009 (Unaudited)	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

Part II – Other Information	21

Signatures	23

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash	$56,002	$17,262
Accounts receivable	38,940	—
Deposits	2,920	—
Prepaid expenses	1,554	24,721
Notes receivable (Note 5)	467	467
Other current assets	34	26

Total current assets	99,917	42,476

Property and equipment, less accumulated depreciation
of $1,763 (2010) and $1,301 (2009)	12,344	7,937
Deferred debt issuance costs (Note 4)	158,619	166,922

Total long-term assets	170,963	174,859

Total assets	$270,881	$217,335

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$94,765	$68,619
Accounts payable, other	345,107	287,349
Derivative liability, convertible notes payable (Note 4)	507,500	643,834
Notes payable, related party (Note 3)	118,453	132,537
Notes payable, other (Note 4)	122,246	32,991
Convertible notes payable (Note 4)	30,000	30,000
Payroll liabilities (Note 7)	70,539	67,166
Accrued expenses	9,423	5,768
Accrued interest payable:
Interest payable, convertible notes (Note 4)	13,379	6,792
Interest payable, related party notes (Note 3)	29,428	27,256
Interest payable, notes payable other (Note 4)	13,312	11,656

Total current liabilities	1,354,152	1,313,968

Long-term convertible notes payable net of current portion,
net of discount of $374,861 (2010) and $354,583 (2009) (Note 4)	60,139	25,417

Total long-term liabilities	60,139	25,417

	1,414,291	1,339,385

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2010) and -0- (2009) shares
issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,
306,210,045 (2010) and 289,936,993 (2009) shares
issued and outstanding	306,210	289,937
Additional paid-in capital	10,790,719	9,459,316
Accumulated deficit	(12,242,298)	(10,871,303)

Total shareholders' deficit of the Company	(1,145,369)	(1,122,050)

Non-controlling interest (Note 1)	1,958	—

Total shareholders' deficit	(1,143,411)	(1,122,050)

Total liabilities and shareholders' deficit	$270,881	$217,335

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months		Three months
	ended		ended
	March 31,		March 31,
	2010		2009

Revenue	$38,940		$-

Operating costs and expenses:
Reactor production	35,399		—
Product development expense	14,433		13,813
Selling, general and administrative expenses
Related party (Note 3)	55,196		43,500
Stock-based compensation (Note 9)	989,350		-
Other (Note 6)	392,303		225,273

Total operating costs and expenses	(1,486,681)		(282,586)

Loss from operations	(1,447,741)		(282,586)

Other income (expense)
Unrealized gain on investments (Note 1)	-		35,000
Interest (expense) income, amortization
of convertible note discount (Note 4)	(34,722)		-
Interest expense (Notes 3 & 4)	(79,866)		(4,382)
Fair value adjustment of derivative liabilities (Note 4)	191,334		-

	76,746		30,618

Loss before income taxes	(1,370,995)		(251,968)

Income tax provision (Note 8)	-		-

Net loss	(1,370,995)		(251,968)

Net loss attributable to non-controlling interest (Note 1)	1,877		-

Net loss attributable to Company	$(1,369,118)		$(251,968)

Basic and diluted loss per common share	$(0.00)		$(0.00)

Weighted average common shares
outstanding (Notes 1 & 9)	296,441,877	*	153,582,276

* Restated, see Note 1

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Three months ended March 31, 2010
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at January 1, 2010	289,936,993	$289,937	9,459,316	$(10,871,303)	$-	$(1,122,050)

January through March 2010, issuance of
common stock in private placements (Note 9)	12,037,500	12,037	197,763	-	-	209,800

March 2010, issuance of stock options to
officers, directors & consultants (Note 9)	-	-	354,650	-	-	354,650

March 2010, issuance of common stock
for consulting agreements (Note 9)	2,875,000	2,875	115,000	-	-	117,875

March 2010, issuance of common stock to
convertible noteholders (Note 9)	1,360,552	1,361	61,224	-	-	62,585

March 2010, issuance of warrants to subsidiary
officers and consultants in May 2009 (Note 9)	-	-	516,825	-	-	516,825

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)			85,941	-	81	86,022

Net loss	-	-	-	(1,370,995)	1,877	(1,369,118)

Balance at March 31, 2010	306,210,045	$306,210	10,790,719	$(12,242,298)	$1,958	$(1,143,411)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(1,370,995)	$(251,968)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Note 9)	989,350	-
Shares issued for services (Note 9)	62,585	-
Allowance for bad debt (Note 5)	16,403	-
Depreciation and amortization	15,995	115
Unrealized (gain) loss on investments (Note 1)	-	(35,000)
(Decrease) increase in derivative liability (Note 4)	(191,334)	-
Amortization of discount on debentures payable (Note 4)	34,722	-
Changes in operating assets and liabilities:
Accounts and other receivables	(38,949)	17,250
Prepaid expenses and other assets	20,247	-
Accounts payable and accrued expenses	36,083	71,212
Related party payables (Note 3)	54,847	-
Interest payable	10,416	-
Net cash used in operating activities	(360,630)	(198,391)

Cash flows from investing activities:
Purchase of equipment	(4,869)	-
Issuance of notes receivable (Note 5)	(16,403)	(31,600)
Net cash used in investing activities	(21,272)	(31,600)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	55,000	-
Proceeds from notes payable, related (Note 3)	26,000	13,500
Proceeds from notes payable, other (Note 4)	91,500	-
Proceeds from sales of common stock (Note 9)	209,800	239,800
Prodeeds from sales of subsidiary equity (Note 1)	87,900	-
Payments on notes payable (Note 4)	(2,245)	-
Payments on notes payable, related (Note 3)	(40,083)	(14,466)
Payments to placement agents (Note 4)	(7,230)	-
Net cash provided by financing activities	420,642	238,834

Net change in cash and cash equivalents	38,740	8,843

Cash and cash equivalents:
Beginning of period	17,262	292

End of period	$56,002	$9,135

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$4,224	$1,007

Noncash financing transactions:
Notes and interest payable converted to stock	$-	$360,900

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month period ended March 31, 2010 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”) and newly formed 97% owned subsidiary AlumiFuel Power International, Inc.. The historical financial statements for the three month period ended March 31, 2009 are those of HPI and API.  Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2009, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through March 31, 2010, and has an accumulated deficit of $12,242,298 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

FastFunds Financial Corporation Shares

As part of the acquisition of HPI  and API, the Company received 3,500,000 shares of FastFunds Financial Corporation common stock that were presented on the balance sheet as “Investment securities – marked to market” and were marked to their fair value ($35,000) at December 31, 2008.  During the three month period ended March 31, 2008, the HPI recorded an unrealized gain on these shares of $35,000 and marked to their fair value at that time of $70,000.  Based upon a review by management at December 31, 2009, the shares are now being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds recorded net losses in excess of $1,000,000 during 2009, the investment was written down to zero as of December 31, 2009.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed a new subsidiary, AlumiFuel Power International, Inc. ("AFPI").  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  In addition, the Company subscribed for 15,000,000 shares of AFPI common stock at $0.01 per share.  AFPI also commenced a private placement of common stock at $0.10 per share.  As of March 31, 2010, AFPI had sold 879,000 shares of its common stock in the private placement in exchange for $87,900, which represented 3.4% of the outstanding common stock of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $1,958 of AFPI's outstanding equity at March 31, 2010.  In addition, $1,877 in the net loss of AFPI at March 31, 2010 has been attributed to the non-controlling interest of those stockholders.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments

At March 31, 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2010 and 2009, as the impact of the potential common shares, which totaled 93,346,507 (March 31, 2010), -0- (March 31, 2009), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three month periods ended March 31, 2010 and 2009 is equal to basic loss per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 at March 31, 2010.  As of March 31, 2010, $6,500 of these fees remained unpaid.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the three months ended March 31, 2010, the Company expensed $5,696 under this bonus plan, and a balance of $5,996 remained unpaid at March 31, 2010.

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the three month period ended March 31, 2010, these management fees totaled $58,500, $19,500 of which was recorded as legal and accounting expense during the period.  As of March 31, 2010, the Company owed $79,002 in accrued management fees and related expenses.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $3,600 for the three months ended March 31, 2010, $2,400 of which remained unpaid at March 31, 2010.

Accounts payable to related parties consisted of the following at March 31, 2010:

Management fees, rent and bonus payable to officers	$93,898

Accrued expenses payable to subsidiary officer	867

Total accounts payable, related party	$94,765

Related Party Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the quarter ended March 31, 2010, the Company repaid $16,235 in principal and $264 in interest on these notes.  As of March 31, 2010, $103,313 in principal remained outstanding with $27,378 in accrued interest on all notes payable to the trust.

During the quarter ended March 31, 2010, Company issued promissory notes to a company owned by its president totaling $24,000.  The notes bear an interest rate of 8% per annum and are due on demand.  Of the amount loaned, $23,847 was repaid during the quarter leaving a principal balance of $153 on these notes along with $1 in accrued interest.

The Company has issued promissory notes to its president for loans made to it from time-to-time.  The notes bear an interest rate of 8% per annum and are due on demand.  As of March 31, 2010, $35 in principal and $2 in accrued interest remained payable on these notes.

The Company has executed a promissory note with a company affiliated with the Company’s officers.  This note carries an interest rate of 8% per annum and is due on demand.  As of March 31, 2010 of $400 in principal and $15 in accrued interest was payable on this note.

As of March 31, 2010, the Company owed $7,500 with accrued interest payable of $1,196 on two promissory notes issued to a partnership affiliated with the Company’s president.  These note carries an interest rate of 8% and is due on demand.

The Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of March 31, 2010, $5,000 in principal and $386 in accrued interest remained outstanding on this note.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HPI Partners, LLC

As of March 31, 2010, in principal $2,052 and accrued interest of $300 was owed to a company controlled by the Company's president.  This note carries and interest rate of 8% per annum and is due on demand.

During the quarter ended March 31, 2009, HPI Partners converted certain notes payable to related parties to membership interests in the Company leaving no principal due and $150 in accrued interest.  This amount remained payable at March 31, 2010.

Notes and interest payable to related parties consisted of the following at March 31, 2010:

Notes payable to officers; interest at 8% and due on demand	$35

Notes payable to affiliates of Company officers; interest at 8% and due on demand	118,418

Notes payable, related party	118,453

Interest payable related party	29,428

Total principal and interest payable, related party	$147,881

Note 4: Notes Payable

AlumiFuel Power Corporation

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at March 31, 2010.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $12,111 at March 31, 2010.

As of December 31, 2009, $2,209 in interest and $791 in accrued interest was outstanding on a promissory note from an unaffiliated third party with interest payable at 8%.  During the three months ended March 31, 2010, $16,500 in additional loans were received from this entity and $2,245 was repaid leaving a principal balance of $17,246 and accrued interest of $179 payable at March 31, 2010.

In February 2010, the Company issued a promissory note payable to an unaffiliated third party for $75,000 in accounts receivable financing.  This note is due on or before August 1, 2010 and accrues loan funding and administration fees equal to $50 per $1,000 loaned payable monthly.  This loan is to be repaid from proceeds received on accounts receivable related to the sales of the Company's PBIS-1000 portable balloon inflation system and related AlumiFuel cartridge sales.  As of March 31, 2010, the entire principal balance on this note remained outstanding and the Company paid $3,750 for the administration fees through March 28, 2010.  Accrued fees of $375 remained outstanding on this note as of March 31, 2010.

HPI Partners, LLC

During the quarter ended March 31, 2009, HPI Partners converted certain notes payable to membership interests in the Company leaving no principal due and $647 in accrued interest.  This amount remained payable at March 31, 2010.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes and interest payable consisted of the following at March 31, 2010:

Notes payable, non-affiliates; interest at 8% and due on demand	$122,246

Interest payable, non-affiliates	13,312

Total principal and interest payable, other	$135,558

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
In September 2009, the Company received conversion notices for all principal and accrued interest totaling $7,426, which was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  However, due to delays in issuing the shares, on March 31, 2010 the Company agreed to issue an additional 1,360,552 shares valued at $62,585 to the holders of the notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  The entire principal balance of this note plus accrued interest of $2,061 was payable at March 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures. As of March 31, 2010, $30,191 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the Debentures represents an embedded derivative since the Debentures are convertible into a variable number of shares upon conversion. Accordingly, the convertible Debentures are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the Debentures. Such discount will be accreted from the date of issuance to the maturity date of the Debentures. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $435,000 face amount of the Debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Debentures issued in January 2010 was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/19/2010	$67,667	3 years	$0.03	$0.04	195%	1.38%
1/28/2010	$20,317	3 years	$0.04	$0.05	195%	1.38%

At March 31, 2010, the Company revalued the derivative liability balance of the Debentures.  Therefore, for the period from their issuance to March 31, 2010, the Company recorded an expense and decreased the previously recorded liabilities by $224,318 resulting in a derivative liability balance of $507,500 at March 31, 2010.

The fair value of the Debentures was calculated at March 31, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$507,500	2.5 - 3 years	$0.05	194%	1.38%

Note 5:  Notes Receivable

During the quarter ended March 31, 2010, the Company loaned $16,403 to FastFunds Financial Corporation (“FFFC”), an affiliate of the Company.  This amount was added to a $220,790 that was loaned to FFFC by HPI and the Company during 2008 and 2009.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $16,403 included in other selling, general and administrative expenses on the Company’s statement of operations at March 31, 2010.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended March 31, 2010.

As of March 31, 2010, the Company had $467 notes receivable from a non-affiliate.  This amount is due on demand, carries an interest rate of 8% and has accrued interest payable of $34.  .

Note 6:  Other Expense

Other expense for the three month periods ended March 31, 2010 and 2009 consisted of the following:

	Three months ended March 31, 2010	Three months ended March 31, 2009
General and administrative	$98,604	$29,505
Salaries and employee benefits	102,798	93,625
Legal and accounting	33,068	64,851
Professional services	157,833	37,292
	$392,303	$225,273

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $67,166 at December 31, 2009.  The company recorded additional expense of $3,373 at March 31, 2010 leaving a balance due of $70,539 as of that date. This amount is included on the balance sheets at March 31, 2010 as “payroll liabilities”.

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

Note 9:  Capital Stock

Reverse Acquisition of HPI Partners, LLC and Subsidiary

As part of the recapitalization of HPI resulting from the Stock Exchange transaction, HPI’s closing equity of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, equity balances on the balance sheets at December 31, 2009 and the statements of operations at March 31, 2009 have been restated to reflect the recapitalization of HPI.

Common Stock

During the period three month period ended March 31, 2010, the Company sold 12,037,500 shares of its common stock to accredited investors for total proceeds of $209,800, or the equivalent of $0.02 per share.

In March 2010, we issued 2,875,000 shares valued at $117,875 to a third party pursuant to shares issued in two consulting agreements.  These shares were valued at $0.041 per share, the market price for our common stock on the date of issuance and this amount was recorded as stock based compensation.

As discussed more fully in Note 4 above, in March 2010 we issued 1,360,552 shares valued at $62,585 to the holders of our May 2008 convertible notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Warrants

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively, and have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon the Black Scholes option pricing model.  The immediately vested warrants valued at $1,374,647 were immediately expensed at issuance in 2009.  The remaining a portion of these warrants vest over a two year period, the value of those portions that vest in 2010 and 2011 totaling $2,759,948 will be expensed over the one and two year vesting life of the warrants.  As of March 31, 2010, a total of $1,895,023 has been expensed on the 2010 and 2011 warrants for a total of $3,269,670.  For the quarter ended March 31, 2010, $516,825 was expensed on these warrants and recorded as "stock based compensation expense".

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

A summary of the activity of the Company’s outstanding warrants at December 31, 2009 and March 31, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2009	60,490,263	$ 0.15	$ 0.10

Granted	-	-	-
Expired	1,094,356	0.50	0.00
Exercised	-	-	-

Outstanding and exercisable at March 31, 2010	59,395,907	$ 0.15	$ 0.10

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	1,841,863	$ 0.50	0.7 years

$0.25	27,500	0.25	1.1 years

$0.10 to $0.18	56,376,544	0.13	4.0 years

$0.06	1,150,000	0.06	2.0 years

	59,395,907	$ 0.14	2.7 years

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On March 4, 2009, our board of directors authorized our 2009 Stock Incentive Plan which was amended on May 6, 2009 and approved by our stockholders effective May 26, 2009.  The plan allows for the issuance of up to 20,000,000 shares of our common stock through one or more incentive grants including stock options, stock appreciation rights, stock awards, restricted stock issuances and performance shares to officers, directors, employees and consultants of the Company.  The plan is administered by our board of directors.

During the three months ended March 31, 2010, the Company granted officers, directors and consultants 8,650,000 options to purchase shares of common stock at an exercise price of $0.041 per share (the market value of the common stock on the date of each grant).  The options were valued at $354,650 based upon the Black-Scholes option pricing model.  The options were fully-vested at the date of the grant and therefore the Company recorded $354,650 of stock based compensation expense during the three month period ended March 31, 2010.

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2010	$354,650	5 years	$0.041	$0.041	236%	2.38%

All options outstanding at March 31, 2010 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2009 and at March 31, 2010 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	425,000	$0.35	2.8	$0

Options granted	-	-	-	-

Outstanding at March 31, 2010	425,000	$0.35	2.8	$0

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	11,350,000	$0.10	4.5	$0

Options granted	8,650,000	$0.04	5.0	$43,250

Outstanding at March 31, 2010	20,000,000	$0.06	4.4	$43,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2009  as well as HPI’s consolidated financial statements and notes thereto for the year ended December 31, 2008.

The independent auditors’ report on our financial statements for the years ended December 31, 2009 and 2008 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2009.

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

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The historical financial statements for the three month period ended March 31, 2009 are those of HPI and API.  The financial statements for the three month period ended March 31, 2010 include the unaudited results of AlumiFuel Power Corporation as well as HPI, API and AFPI from its formation on February 22, 2010.

As part of the recapitalization of HPI, HPI’s common stock balance of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception were restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, the statements of operations for HPI and Subsidiaries at March 31, 2009 presented herein have been restated as if they were issued shares of the Company’s common and preferred stock.  Certain amounts in the HPI and Subsidiaries financial statements have been restated to conform with the current year financial statement presentation.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  In February 2010 API received a purchase order for three PBIS-1000 units totaling $38,940 from Kaymont Consolidated for unspecified military customer.  These units were shipped on March 29, 2010 and that amount was recorded under accounts receivable on our balance sheets and revenue on our statements of operations.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently undertaking a private placement of its common at $0.10 per share.  AFPI is presently pursing other funding opportunities with German institutional investors as well as a potential listing of its common stock on the Deutsche Börse stock exchange.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2009 and March 31, 2010, we anticipate we will require over the next twelve months approximately $1,500,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the anticipated production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.  In addition, the Company is pursuing funding opportunities in Europe for its AFPI international subsidiary.

During the three months ended March 31, 2010, we received a net of approximately $420,642 from our financing activities, primarily from the sale of shares of our common stock and the issuance of notes and debentures payable.  This compared to cash provided by financing activities of $238,834  in the three months ended March 31, 2009 derived primarily from proceeds from the issuance of equity.

In the three month period ended March 31, 2010, net cash used in operating activities was $360,630.  This compared to net cash used in operating activities of $198,391 for same period in 2009.  The 2010 amount included a $1,370,995 net loss that included approximately $928,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of stock options and warrants.  This compares to a net loss of $251,968 in the three months ended March 31, 2009 that included a non-cash gain of approximately $35,000 for unrealized loss on the FastFunds common stock offset by approximately $88,000 in changes to operating assets and liabilities.

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

(b)           Results of Operations

Three Month Period ended March 31, 2010 vs. March 31, 2009

The Company’s results of operations for the 2010 periods reported include the consolidated operations of the Company and its subsidiaries HPI, API and AFPI while operations for the 2009 period include only those of HPI and API.

For the three month period ended March 31, 2010, our total revenue was $38,940 from the sales of our first three PBIS-1000 production units.  Our total operating costs and expenses were $1,486,681 versus $282,586 for the same period in 2009.  Reactor production costs were $35,399 in for the three months ended March 31, 2010 with no similar costs in 2009.  The loss also included $55,196 and $43,500 in 2010 and 2009, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.   Product development expense was $14,433 for the three months ended March 31, 2010 versus $13,813 in 2009.  The 2010 expense also includes $989,350 in stock based compensation primarily for costs related to the issuances of warrants in 2009 that vested during the period as well as stock options granted in the first quarter of 2010.  There was no similar expense for the three months ended March 31, 2009.

The balance of $392,303 and $225,273 for “other” SG&A expenses in the periods ended March 31, 2010 and 2009 was comprised of the following:

	Three months ended March 31, 2010	Three months ended March 31, 2009
General and administrative	$98,604	$29,505
Salaries and employee benefits	102,798	93,625
Legal and accounting	33,068	64,851
Professional services	157,833	37,292
	$392,303	$225,273

The “other” SG&A expense during the three months ended March 31, 2010 included a significant increase in general and administrative expenses as the Company's API subsidiary was fully operational in the 2010 period but was not yet formed as of March 31, 2009.  The company also saw a significant increase in professional services costs as the Company worked to begin production as well as formed AFPI and developed key relationships for future capital raising opportunities.

The company recorded $76,746 in “other income (expense)” during the three months ended March 31, 2010 as compared to $30,618 in the same period of 2009.  This increase is primarily attributed to fair value adjustments to the Company's debentures of $191,334 that was offset by interest expense and amortization of the convertible note discounts.  For the 2009 period, the Company had $35,000 in unrealized gain on investment that was offset by $4,382 in interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2010 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the period three month period ended March 31, 2010, the Company sold 12,037,500 shares of its common stock to accredited investors for total proceeds of $209,800 or the equivalent of $0.02 per share.

In March 2010, we issued 2,875,000 shares valued at $117,875 to a third party pursuant to shares issued in two consulting agreements.  These shares were valued at $0.041 per share, the market price for our common stock on the date of issuance.

In March 2010, we issued 1,360,552 shares valued at $62,585 to the holders of our May 2008 convertible notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
10.1	License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: May 24, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer