Form 10-Q
period 2010-06-30
AlumiFuel Power Corp
filed 2010-08-16
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended JUNE 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at August 1, 2010: 312,450,197

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

Page

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statement of Operations for the three and six months ended
June 30, 2010 three and six months ended July 31, 2009 (Unaudited)	F-3

Consolidated Statement of Changes in Shareholders' Deficit for the
six months ended June 30, 2010 (Unaudited)	F-4

Consolidated Statement of Cash Flows for six months ended
June 30, 2010 and the six months ended July 31, 2009 (Unaudited)	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T. Controls and Procedures	25

Part II – Other Information	26

Signatures	28

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Cash	$31,276	$17,262
Accounts receivable	—	—
Deposits	—	—
Prepaid expenses	887	24,721
Notes receivable (Note 5)	—	467
Other current assets	(0)	26

Total current assets	32,163	42,476

Property and equipment, less accumulated depreciation
of $2,469 (2010) and $1,301 (2009)	11,638	7,937
Deferred debt issuance costs (Note 4)	103,723	166,922

Total long-term assets	115,361	174,859

Total assets	$147,524	$217,335

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$134,858	$68,619
Accounts payable, other	428,301	287,349
Derivative liability, convertible notes payable (Note 4)	537,530	643,834
Notes payable, related party (Note 3)	96,431	132,537
Notes payable, other (Note 4)	121,118	32,991
Convertible notes payable, net of discount of
80,000 (2010) and -0- (2009) (Note 4)	40,000	30,000
Payroll liabilities (Note 7)	73,948	67,166
Accrued expenses	4,038	5,768
Accrued interest payable:
Interest payable, convertible notes (Note 4)	21,160	6,792
Interest payable, related party notes (Note 3)	21,581	27,256
Interest payable, notes payable other (Note 4)	14,369	11,656

Total current liabilities	1,493,335	1,313,968

Long-term convertible notes payable net of current portion,
net of discount of $241,111 (2010) and $354,583 (2009) (Note 4)	53,889	25,417

Total long-term liabilities	53,889	25,417

	1,547,224	1,339,385

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2010) and -0- (2009) shares
issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,
312,450,197 (2010) and 289,936,993 (2009) shares
issued and outstanding	312,450	289,937
Additional paid-in capital	12,410,667	9,459,316
Accumulated deficit	(14,125,012)	(10,871,303)

Total shareholders' deficit of the Company	(1,401,895)	(1,122,050)

Non-controlling interest (Note 1)	2,195	—

Total shareholders' deficit	(1,399,700)	(1,122,050)

Total liabilities and shareholders' deficit	$147,524	$217,335

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	July 31,	June 30,	July 31,
	2010	2009	2010	2009

Revenue	$-	$-	$38,940	$-

Operating costs and expenses:
Reactor production	88,375	—	123,774	—
Product development expense	2,047	5,552	16,480	15,745
Selling, general and administrative expenses
Related party (Note 3)	71,836	73,100	127,032	179,200
Stock-based compensation (Notes 3 & 9)	1,085,000	3,233,324	2,074,350	3,350,324
Loss on debt extinguishment	-	197,545	-	197,545
Other (Note 6)	362,212	282,585	754,515	562,580

Total operating costs and expenses	(1,609,470)	(3,792,106)	(3,096,151)	(4,305,394)

Loss from operations	(1,609,470)	(3,792,106)	(3,057,211)	(4,305,394)

Other income (expense)
Unrealized gain on investments (Note 1)	-	-	-	35,000
Interest (expense) income, amortization
of convertible note discount (Note 4)	(143,750)	(878)	(178,472)	(8,202)
Interest expense (Notes 3 & 4)	(26,131)	(3,420)	(105,997)	(16,711)
Fair value adjustment of derivative liabilities (Note 4)	(103,363)	20,533	87,971	6,049

	(273,244)	16,235	(196,498)	16,136

Loss before income taxes	(1,882,714)	(3,775,871)	(3,253,709)	(4,289,258)

Income tax provision (Note 8)	-	-	-	-

Net loss	(1,882,714)	(3,775,871)	(3,253,709)	(4,289,258)

Net loss attributable to non-controlling interest (Note 1)	33,198	-	35,075	-

Net loss attributable to Company	$(1,849,516)	$(3,775,871)	$(3,218,634)	$(4,289,258)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares
outstanding (Notes 1 & 9)	309,339,089	258,604,414	301,143,018	217,813,214

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Six months ended June 30, 2010
(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at January 1, 2010	289,936,993	$289,937	9,459,316	$(10,871,303)	$-	$(1,122,050)

January through June 2010, issuance of
common stock in private placements (Note 9)	12,037,500	12,037	197,763	-	-	209,800

March 2010, issuance of stock options to
officers, directors & consultants (Note 9)	-	-	354,650	-	-	354,650

March 2010, issuance of common stock
for consulting agreements (Note 9)	2,875,000	2,875	115,000	-	-	117,875

March 2010, issuance of common stock to
convertible noteholders (Note 9)	1,378,488	1,379	61,798	-	-	63,177

March 2010, issuance of warrants to subsidiary
officers and consultants in May 2009 (Note 9)	-	-	516,825	-	-	516,825

May 2010, issuance of common stock to
debentureholders (Notes 4 & 9)	6,222,216	6,222	297,111	-	-	303,333

June 2010, issuance of warrants to subsidiary
officers and consultants (Note 9)	-	-	1,085,000	-	-	1,085,000

May 2010, issuance of warrants to noteholder (Note 9)	-	-	3,500	-	-	3,500

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	319,704	-	(32,880)	286,824

Net loss	-	-	-	(3,253,709)	35,075	(3,218,634)

Balance at June 30, 2010	312,450,197	$312,450	12,410,667	$(14,125,012)	$2,195	$(1,399,700)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Six months ended	Six months ended
	June 30,	July 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,253,709)	$(4,289,258)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Notes 3 & 9)	2,074,350	3,350,324
Shares issued for services (Note 9)	66,677	-
Allowance for bad debt (Note 5)	60,903	197,545
Depreciation and amortization	77,097	354
Unrealized (gain) loss on investments (Note 1)	-	(35,000)
(Decrease) increase in derivative liability (Note 4)	(87,971)	(6,049)
Amortization of discount on debentures payable (Note 4)	178,472	8,202
Changes in operating assets and liabilities:
Accounts and other receivables	492	13,660
Prepaid expenses and other assets	23,834	4,548
Accounts payable and accrued expenses	163,281	137,456
Related party payables (Note 3)	48,960	(60,050)
Interest payable	11,408	8,913
Net cash used in operating activities	(636,206)	(669,355)

Cash flows from investing activities:
Purchase of equipment	(4,869)	(5,745)
Issuance of notes receivable (Note 5)	(60,903)	(52,527)
Payments received on notes receivable (Note 5)	—	633
Cash acquired in reverse acquisition (Note 1)	—	655
Net cash used in investing activities	(65,772)	(56,984)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	145,000	-
Proceeds from notes payable, related (Note 3)	48,400	31,500
Proceeds from notes payable, other (Note 4)	150,000	-
Proceeds from sales of common stock (Note 9)	209,800	760,453
Prodeeds from sales of subsidiary equity (Note 1)	321,900	-
Payments on notes payable (Note 4)	(61,873)	-
Payments on notes payable, related (Note 3)	(84,505)	(89,327)
Proceeds from exercise of warrants to
purchase common stock	-	2,650
Payments to placement agents (Note 4)	(12,730)	-
Net cash provided by financing activities	715,992	705,276

Net change in cash and cash equivalents	14,014	(21,063)

Cash and cash equivalents:
Beginning of period	17,262	45,454

End of period	$31,276	$24,391

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$24,376	$14,159

Noncash financing transactions:
Notes and interest payable converted to stock	$140,000	$20,473
Notes and interest payable converted to stock, related	$-	$549,024
Accounts payable converted to stock	$-	$153,500
Stock issued in exchange for related party accounts payable	$-	$22,500

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2010 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”) and newly formed 93% owned subsidiary AlumiFuel Power International, Inc. ("AFPI"). The historical financial statements for the three and six month periods ended July 31, 2009 are those of the Company, HPI and API.  The Company is presenting the historical 2009 financial results as of July 31, 2009 as a result of a change in fiscal year end from January 31 to December 31 as of December 31, 2009.  The Company is presenting the 2009 information as of July 31 as it does not feel it is not practicable or cost justified to conform those historical results to the new quarterly period.  In addition, the Company has not experienced any seasonal trends with respect to this financial statements and believes that the July 31, 2009 financial statements presented are not appreciably different than the results that would have occurred as of June 30, 2009.   The only unusual transaction that occurred during the 2009 period was the acquisition of HPI Partners, LLC and AlumiFuel Power, Inc. in May 2009.  As this transaction took place in May, which would have been presented in either the June 30, 2009 or July 31, 2009 periods, the Company believes the comparability of the data is relatively neutral.

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  All of the intercompany accounts have been eliminated in consolidation.  The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2009, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through June 30, 2010, and has an accumulated deficit of $14,125,012 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

FastFunds Financial Corporation Shares

As part of the acquisition of HPI  and API, the Company received 3,500,000 shares of FastFunds Financial Corporation common stock that were presented on the balance sheet as “Investment securities – marked to market” and were marked to their fair value ($35,000) at December 31, 2008.  During the six month period ended July 31, 2009, HPI recorded an unrealized gain on these shares of $35,000 and marked to their fair value at that time of $70,000.  Based upon a review by management at December 31, 2009, the shares are now being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds recorded net losses in excess of $1,000,000 during 2009, the investment was written down to zero as of December 31, 2009 and a history of continued losses by FastFunds in 2010 does not warrant any change as of June 30, 2010 in the opinion of management.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  During the quarter ended June 30, 2010, that amount totaled $400,000, which has been eliminated as an intercompany account in the June 30, 2010 financial statements.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share.  AFPI is conducting a private placement of common stock at $0.10 per share.  As of June 30, 2010, AFPI had sold 3,219,000 shares of its common stock in the private placement in exchange for $321,900, which represented 7.4% of the outstanding common stock of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $2,195 of AFPI's outstanding equity at June 30, 2010.  In addition, $35,075 in the net loss of AFPI for the six months ended June 30, 2010, and $33,198 of the net loss for the three months ended June 30, 2010 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at June 30, 2010 were $-0-.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

At June 30, 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2010 and July 31, 2009, as the impact of the potential common shares, which totaled 117,829,500 (June 30, 2010), 63,135,763 (July 31, 2009), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the six month periods ended June 30, 2010 and July 31, 2009 is equal to basic loss per share.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 at June 30, 2010.  As of June 30, 2010, $4,300 of these fees remained unpaid.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the six month period ended June 31, 2010, the Company expensed $15,032 under this bonus plan, and a balance of $9,336 remained unpaid at June 30, 2010.

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the six month period ended June 30, 2010, these management fees totaled $117,000, $39,000 of which was recorded as legal and accounting expense during the period.  As of June 30, 2010, the Company owed $113,147 in accrued management fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $7,200 for the six months ended June 30, 2010, $2,200 of which remained unpaid at June 30, 2010.

Accounts payable to related parties consisted of the following at June 30, 2010:

Management fees, rent and bonus payable to officers	$128,983

Accrued expenses payable to subsidiary officer	5,875

Total accounts payable, related party	$134,858

Related Party Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the six month period ended June 30, 2010, the Company repaid $49,379 in principal and $9,521 in interest on these notes.  As of June 30, 2010, $70,169 in principal remained outstanding with $19,856 in accrued interest on all notes payable to the trust.

During the quarter ended March 31, 2010, Company issued promissory notes to a company owned by its president totaling $24,000.  The notes bear an interest rate of 8% per annum and are due on demand.  Of the amount loaned, $23,847 was repaid during the six months ended June 30, 2010 leaving a principal balance of $153 on these notes along with $3 in accrued interest payable at that date.

The Company has issued promissory notes to its president for loans made to it from time-to-time.  The notes bear an interest rate of 8% per annum and are due on demand.  During the quarter ended June 30, 2010, $35 in principal and $2 in accrued was paid on these notes leaving no amounts due at June 30, 2010.

The Company has executed a promissory note with a company affiliated with the Company’s officers.  This note carries an interest rate of 8% per annum and is due on demand.  As of June 30, 2010 of $400 in principal and $23 in accrued interest was payable on this note.

 ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the Company owed $5,500 in principal and $1,081 in accrued on a promissory note issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  During the six months ended June 30, 2010, the Company borrowed and additional $4,000 and paid $700 in accrued interest to the partnership.   As of June 30, 2010, the Company owed $9,500 in principal and $665 in accrued interest on these notes.

The Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of June 30, 2010, $5,000 in principal and $485 in accrued interest remained outstanding on this note.

During the quarter ended June 30, 2010, the Company borrowed $5,000 from a Corporation owned by its Secretary.  This note carries and interest rate of 8% per annum and is due on demand.  During the quarter ended June 30, 2010, $4,985 in principal and $15 in accrued interest was repaid on this note leaving a principal balance due of $15 at that date.

During the quarter ended June 30, 2010, a company owned by the Company's officers loaned a total $15,400 in various promissory notes that are due on demand and carry an interest rate of 8%.  During the six months ended June 30, 2010, $6,258 in principal and $42 in accrued interest was repaid on these notes leaving a principal balance due of $9,142 with accrued interest of $48 as of that date.

HPI Partners, LLC

As of June 30, 2010, $2,052  in principal and accrued interest of $351 was owed to a company controlled by the Company's president.  This note carries and interest rate of 8% per annum and is due on demand.

During the quarter ended March 31, 2009, HPI Partners converted certain notes payable to related parties to membership interests in the Company leaving no principal due and $150 in accrued interest.  This amount remained payable at June 30, 2010.

Notes and interest payable to related parties consisted of the following at June 30, 2010:

Notes payable to affiliates of Company officers; interest at 8% and due on demand	96,431

Notes payable, related party	96,431

Interest payable related party	21,583

Total principal and interest payable, related party	$118,014

Note 4: Notes Payable

AlumiFuel Power Corporation

During the year ended January 31, 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at June 30, 2010.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $12,710 at June 30, 2010.

As of December 31, 2009, $2,209 in interest and $791 in accrued interest was outstanding on a promissory note from an unaffiliated third party with interest payable at 8%.  During the six months ended June 30, 2010, $16,500 in additional loans were received from this entity and $2,933 was repaid leaving a principal balance of $16,558 and accrued interest of $496 payable at June 30, 2010.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2010, the Company borrowed $22,500 from an unaffiliated third party.  This note is due on demand and bears interest at 8% per annum.  The entire principal balance of this note remained unpaid at June 30, 2010 with accrued interest payable of $213 at that date.

During the quarter ended June 30, 2010, the Company borrowed $16,000 from an unaffiliated third party.  This note is due on demand and bears interest at 8% per annum.  The entire principal balance of this note remained unpaid at June 30, 2010 with accrued interest payable of $123 at that date.

In February 2010, the Company issued a promissory note payable to an unaffiliated third party for $75,000 in accounts receivable financing.  This note is due on or before August 1, 2010 and accrues loan funding and administration fees equal to $50 per $1,000 loaned payable monthly.  This loan is to be repaid from proceeds received on accounts receivable related to the sales of the Company's PBIS-1000 portable balloon inflation system and related AlumiFuel cartridge sales.  As of June 30, 2010, $36,060 in  principal on this note remained outstanding and the Company paid $12,080 for the administration fees through June 28, 2010.  Accrued fees of $180 remained outstanding on this note as of June 30, 2010.

HPI Partners, LLC

During the quarter ended March 31, 2009, HPI Partners converted certain notes payable to membership interests in the Company leaving no principal due and $647 in accrued interest.  This amount remained payable at June 30, 2010.

Notes and interest payable consisted of the following at June 30, 2010:

Notes payable, non-affiliates; interest at 8% and due on demand	$121,118

Interest payable, non-affiliates	14,369

Total principal and interest payable, other	$135,487

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
In September 2009, the Company received conversion notices for all principal and accrued interest totaling $7,426, which was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  However, due to delays in issuing the shares, on March 31, 2010 the Company agreed to issue an additional 1,378,488 shares valued at $63,177 to the holders of the notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share.  This note is currently in default for non-payment on the due date and now carried a default rate of interest of 18% on the entire unpaid balance as of the due date. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  The entire principal balance of this note plus accrued interest of $3,990 was payable at June 30, 2010.

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

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2010, $90,087 of these costs had been expensed as debt issuance costs.

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

In May 2010, the debentureholders converted $140,000 in face value of the debentures to 6,222,216 shares of our common stock, or $0.022 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $163,333 and as of June 30, 2010, the total face value of the Debentures outstanding is $295,000.

At June 30, 2010, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to June 30, 2010, the Company has recorded an expense and increased the previously recorded liabilities by $73,750 resulting in a derivative liability balance of $417,917 at June 30, 2010.

The fair value of the Debentures was calculated at June 30, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$417,917	2.25 - 2.6 years	$0.012	189%	1.13%

2010 Convertible Notes

In May and June 2010, the Company entered into two separate note agreements with an institutional investor for the issuance of two convertible promissory notes in the amounts of $60,000 (the "May Note") and $30,000 (the "June Note'), respectively, for a total at June 30, 2010 of $90,000 in principal outstanding (together, the “2010 Convertible Notes”).

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other terms, the May Note is due on November 26, 2010 and the June Note is due on February 28, 2011 (together, the “Maturity Dates”), unless prepayment of the 2010 Convertible Notes is required in certain events, as called for in the agreements.  The 2010 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 58% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance of each Debenture bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2010 Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the 2010 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

With respect to the May Note, the Company may at its option prepay the May Note in full during the first ninety days following its issuance.  The May Note must be prepaid an amount equal to 150% of the outstanding principal and interest.  There is no such term in the June Note.  Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement 2010 Convertible Notes.

We received net proceeds from the 2010 Convertible Notes of $84,500 after debt issuance costs of $5,500 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes or such shorter period as the 2010 Convertible Notes may be outstanding.  Accordingly, as the 2010 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2010, $500 of these costs had been expensed as debt issuance costs.

We have determined that the conversion feature of the 2010 Convertible Notes represents an embedded derivative since the 2010 Convertible Notes are convertible into a variable number of shares upon conversion. Accordingly, the convertible 2010 Convertible Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments have been recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the 2010 Convertible Notes. Such discount will be accreted from the date of issuance to the maturity dates of the 2010 Convertible Notes. The change in the fair value of the liability for derivative contracts will be credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The $90,000 face amount of the 2010 Convertible Notes were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds to the conversion option attributed to the debt. The beneficial conversion feature (an embedded derivative) included in the 2010 Convertible Notes resulted in an initial debt discount of $90,000 and an initial loss on the valuation of derivative liabilities of $5,317 for a derivative liability balance of $95,317 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2010 Convertible Notes issued in May and June 2010 was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/26/2010	$53,292	6 months	$0.019	$0.035	95%	0.22%
6/30/2010	$20,317	9 months	$0.009	$0.022	107%	0.22%

At June 30, 2010, the Company revalued the derivative liability balance of the remaining outstanding 2010 Convertible Notes.  Therefore, for the period from their issuance to June 30, 2010, the Company has recorded an expense and increased the previously recorded liabilities by $24,295 resulting in a derivative liability balance of $119,612 at June 30, 2010.

The fair value of the 2010 Convertible Notes was calculated at June 30, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$119,612	5 - 9 months	$0.009	78-107%	0.22%

Debentures and convertible notes and interest payable consisted of the following at June 30, 2010:

Short-term liabilities:

September 2008 convertible note; non-affiliate; interest at 12% with a default rate of 18% since December 4, 2009 due date	$30,000

May 2010 Convertible note; non-affiliate; interest at 8%; due November 26, 2010; $60,000 face value net of discount of $50,000	10,000

June 2010 Convertible note; non-affiliate; interest at 8%; due February 28, 2011; $30,000 face value net of discount of $30,000	-0-

Total short-term convertible notes	$40,000

Interest payable, short-term convertible notes	4,529

Total principal and interest payable, short-term convertible notes	$44,529

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $295,000 face value; net of discount of 241,111	$53,889

Interest payable, long-term convertible notes	16,631

Total principal and interest payable, other	$70,520

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Notes Receivable

During the six months ended June 30, 2010, the Company loaned $60,903 to FastFunds Financial Corporation (“FFFC”), an affiliate of the Company.  This amount was added to a $220,790 that was loaned to FFFC by HPI and the Company during 2008 and 2009.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $60,903 included in other selling, general and administrative expenses on the Company’s statement of operations at June 30, 2010.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended June 30, 2010.

Note 6:  Other Expense

Other expense for the three and six month periods ended June 30, 2010 and July 31, 2009 consisted of the following:

	Three months ended June 30, 2010	Three months ended July 31, 2009	Six months ended June 30, 2010	Six months ended July 31, 2009
General and administrative	$204,789	$40,991	$335,661	$72,441
Salaries and employee benefits	71,406	85,296	141,936	183,491
Legal and accounting	48,966	51,798	82,034	128,620
Professional services	37,051	104,500	194,884	178,028
	$362,212	$282,585	$754,515	$562,580

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $67,166 at December 31, 2009.  The company recorded additional expense of $6,782 during the six months ended June 30, 2010 leaving a balance due of $73,948 as of that date. This amount is included on the balance sheets at June 31, 2010 as “payroll liabilities”.

Note 8:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:  Capital Stock

Reverse Acquisition of HPI Partners, LLC and Subsidiary

As part of the recapitalization of HPI resulting from the Stock Exchange transaction, HPI’s closing equity of $2,500,500 at the time of the merger has been eliminated and the equity transactions since its inception have been restated as if they were issued shares of the Company’s common and preferred stock.  Accordingly, equity balances on the balance sheets at December 31, 2009 have been restated to reflect the recapitalization of HPI.

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

As discussed more fully in Note 4 above, in March 2010 we issued 1,378,488 shares valued at $63,177 to the holders of our May 2008 convertible notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

In May 2010, the Company issued 6,222,216 shares of our common stock upon the conversion of $140,000 of our Convertible Debentures.  In addition to the face value of the notes, the Company recorded $163,333 in additional expense for the derivative liability for a total cost to the Company of $303,333 or a price equaling $0.048 per share.

Warrants

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively, and have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595 based upon the Black Scholes option pricing model.  The immediately vested warrants valued at $1,374,647 were immediately expensed at issuance in 2009.  The remaining a portion of these warrants vest over a two year period, the value of those portions that vest in 2010 and 2011 totaling $2,759,948 will be expensed over the one and two year vesting life of the warrants.  As of June 30, 2010, a total of $1,895,023 was expensed on the 2010 and 2011 warrants for a total of $3,269,670.  For the six months ended June 30, 2010, $516,825 was expensed on these warrants and recorded as "stock based compensation expense".

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2010, the Company agreed to issue new warrants to these warrantholders upon  the condition that each holder agreed to cancel the previously issued warrants.  Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued.  These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.05 per share.  These shares were valued at $1,085,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" for the three and six month periods ended June 30, 2010.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
June 2, 2010	$1,085,000	5 years	$0.05	$0.03	238%	2.13%

A summary of the activity of the Company’s outstanding warrants at December 31, 2009 and June 30, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2009	60,490,263	$ 0.15	$ 0.10

Granted	35,000,000	0.05	0.03
Expired/Cancelled	32,967,372	0.13	0.00
Exercised	-	-	-

Outstanding and exercisable at June 30, 2010	62,522,891	$ 0.09	$ 0.12

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	1,741,863	$ 0.50	0.4 years

$0.25	27,500	0.25	0.9 years

$0.10 to $0.18	24,603,528	0.13	2.0 years

$0.05 to $0.06	36,150,000	0.05	3.1 years

	62,522,891	$ 0.09	2.0 years

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2010, the Company issued a warrant to purchase up to 35,000 shares of common stock in its operating subsidiary, AFPI, to an unaffiliated investor in connection with the issuance of a note payable to the Company.  The warrants are exercisable for a period of three years at an exercise price of $0.10 per share.  Because there is no trading market for AFPI's common stock at the issue date, the Company valued these warrants at the price of the most recent private placement sales of AFPI's common stock, or $0.10 per share.  Accordingly, additional interest expense of $3,500 was recorded for the value of these warrants at issuance.

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

During the three months ended March 31, 2010, the Company granted officers, directors and consultants 8,650,000 options to purchase shares of common stock at an exercise price of $0.041 per share (the market value of the common stock on the date of each grant).  The options were valued at $354,650 based upon the Black-Scholes option pricing model.  The options were fully-vested at the date of the grant and therefore the Company recorded $354,650 of stock based compensation expense during the three and six month periods ended June 30, 2010.

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2010	$354,650	5 years	$0.041	$0.041	236%	2.38%

All options outstanding at June 30, 2010 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2009 and at June 30, 2010 is as follows:

2005 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	425,000	$0.35	2.8	$0

Options granted	-	-	-	-

Outstanding at June 30, 2010	425,000	$0.35	2.5	$0

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Stock Incentive Plan
	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	11,350,000	$0.10	4.5	$0

Options granted	8,650,000	$0.04	4.6	$0

Outstanding at June 30, 2010	20,000,000	$0.06	4.2	$0

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2009 and 2008.

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

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The historical financial statements for the three and six month periods ended July 31, 2009 are those of the Company, HPI and API.  The financial statements for the three and six month periods ended June 30, 2010 include the unaudited results of AlumiFuel Power Corporation as well as HPI, API and AFPI from its formation on February 22, 2010.  The Company is presenting the 2009 historical comparative financial information as of July 31 as it does not feel it is not practicable or cost justified to conform those historical results to the new quarterly period.  In addition, the Company has not experienced any seasonal trends with respect to this financial statements and believes that the July 31, 2009 financial statements presented are not appreciably different than the results that would have occurred as of June 30, 2009.   The only unusual transaction that occurred during the 2009 period was the acquisition of HPI Partners, LLC and AlumiFuel Power, Inc. in May 2009.  As this transaction took place in May, which would have been presented in either the June 30, 2009 or July 31, 2009 periods, the Company believes the comparability of the data is relatively neutral.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  In February 2010 API received a purchase order for three PBIS-1000 units totaling $38,940 from Kaymont Consolidated for unspecified military customer.  This amount was paid during the three months ended June 30, 2010.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently pursing other funding opportunities with German institutional investors as well as a potential listing of its common stock on the Deutsche Börse stock exchange, which is anticipated to occur during the third quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2009 and June 30, 2010, we anticipate we will require over the next twelve months approximately $1,500,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the anticipated production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.  In addition, the Company is pursuing funding opportunities in Europe for its AFPI international subsidiary.

During the six months ended June 30, 2010, we received a net of approximately $715,992 from our financing activities, primarily from the sale of shares of the Company's as well as AFPI's common stock totaling $531,700 as well as the issuance of notes and debentures payable from various sources totaling $343,400.  This was partially offset by payments on notes payable totaling $146,378 in 2010.  This compared to cash provided by financing activities of $705,276 in the six months ended July 31, 2009 derived primarily from proceeds from the issuance of equity totaling $760,453.  During the 2009 period the Company also received proceeds from the issuance of notes payable totaling $31,500 and paid down notes payable by $89,327 while receiving $2,650 from the exercise of warrants.

In the six month period ended June 30, 2010, net cash used in operating activities was $636,206.  This compared to net cash used in operating activities of $669,355 for six month period ended July 31, 2009.  The 2010 amount included a $3,253,709 net loss that included approximately $2,369,500 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock based compensation expense on the issuance of stock options and warrants.  This compares to a net loss of $4,289,258 in the six months ended July 31, 2009 that included a non-cash loss of approximately $3,515,376 primarily from stock based compensation related to the issuance of warrants.

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

(b)           Results of Operations

The Company’s results of operations for the 2010 periods reported include the consolidated operations of the Company and its subsidiaries HPI, API and AFPI, while operations for the 2009 period include only those of the Company, HPI and API.

Six Month Period ended June 30, 2010 vs. July 31, 2009

For the six month period ended June 30, 2010, our total revenue was $38,940 from the sales of our first three PBIS-1000 production units.  Our total operating costs and expenses were $3,096,151 versus $4,305,394 for the six month period in 2009.  Reactor production costs were $123,774 for the six months ended June 30, 2010 with no similar costs in the 2009 period.  The loss also included $127,032 and $179,200 in 2010 and 2009, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  This amount decreased in 2009 as a result of certain fees paid to related parties related to the acquisition of HPI and API in 2009 that did not occur in 2010.   Product development expense remained relatively stable at $16,480 for the six months ended June 30, 2010 versus $15,745 for the six months ended July 31, 2009.  The 2010 expense also includes $2,074,350 in stock based compensation primarily for costs related to the issuances of warrants in 2009 and 2010 that vested during the period as well as stock options granted in the first quarter of 2010.  Stock based compensation expense totaled $3,350,324 primarily from the issuances of warrants in 2009 related to the acquisition of HPI and API.

The balance of $754,515 and $562,580 for “other” SG&A expenses in the periods ended June 30, 2010 and July 31, 2009 was comprised of the following:

	Six months ended June 30, 2010	Six months ended July 31, 2009
General and administrative	$335,661	$72,441
Salaries and employee benefits	141,936	183,491
Legal and accounting	82,034	128,620
Professional services	194,884	178,028
	$754,515	$562,580

The “other” SG&A expense during the six months ended June 30, 2010 included a significant increase in general and administrative expenses as the Company's API subsidiary was fully operational and began production of the Company's PBIS-1000 product in the 2010 period but had only developmental operations in 2009.  In addition, expenses related to the Company's convertible debentures also contributed to the 2010 increase.  The addition of AFPI also added to the increase.  The Company also saw an increase in professional services costs as the Company formed AFPI and developed key relationships for future capital raising opportunities.   Legal and accounting costs decreased significantly in the

2010 period versus the 2009 period primarily due to costs incurred in 2009 related to the acquisition of HPI and API.

The company recorded $(196,498) in “other income (expense)” during the six months ended June 30, 2010 as compared to $16,136 in the six months ended July 31, 2009.  This decrease is primarily attributed to interest expense, amortization of convertible note discount related to the Company's convertible notes and debentures of $178,472 as well as interest expense of $105,997 that was partially offset by fair value adjustments to the derivatives of $87,971.  For the 2009 period, the Company had $35,000 in unrealized gain on investment and $6,049 in fair value adjustments to derivatives that was offset by interest expense, amortization of convertible note discount expense of $8,202 and interest expense of $16,711.

Three Month Period ended June 30, 2010 vs. July 31, 2009

For the three month period ended June 30, 2010, our total operating costs and expenses were $1,609,470 versus $3,792,106 for three month period ended June 30, 2009.  Reactor production costs were $88,375 in for the three months ended June 30, 2010 as the Company began manufacturing its PBIS-1000 and AlumiFuel cartridges with no similar costs in 2009.  The loss also included $71,836 and $73,100 in 2010 and 2009, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.   Product development expense was $2,047 for the three months ended June 30, 2010 versus $5,552 in the period ended July 31, 2009.  Stock based compensation expense was $1,085,000 the 2010 period as compared to $3,233,324 in the 2009 period for costs related to the issuances of warrants.  The 2009 amount was considerably higher due to warrants issued in connection with the acquisition of HPI and API as well as the higher market price for the Company's common stock, which affects the black-scholes fair value calculations.

The balance of $362,212 and $282,585 for “other” SG&A expenses in the periods ended June 30, 2010 and July 31, 2009 was comprised of the following:

	Three months ended June 30, 2010	Three months ended July 31, 2009
General and administrative	$204,789	$40,991
Salaries and employee benefits	71,406	85,296
Legal and accounting	48,966	51,798
Professional services	37,051	104,500
	$362,212	$282,585

The “other” SG&A expense during the three months ended June 30, 2010 included a significant increase in general and administrative expenses as the Company's API subsidiary concentrated its efforts on production of the PBIS-1000 and with the addition of the operating expenses of AFPI.  The company also saw slight decreases in salaries and benefits along with legal and accounting costs along with a significant decrease in professional services costs during the quarter as the Company relied less on outside consultants during the 2010 period.

The company recorded $(273,244) in “other income (expense)” during the three months ended June 30, 2010 as compared to $16,235 in the three month period ended July 31, 2009.  This increase is primarily attributed to interest expense and amortization of convertible note discount to the Company's debentures of $143,750 in 2010 versus (878) in 2009 when the Company had considerable less convertible debt.   The 2010 amount was also higher due to acceleration of the note amortization with the conversion to equity of $140,000 in convertible debentures. The 2010 amount was also significantly higher due to higher borrowings in the 2010 period.  Fair value adjustment expense of $103,363 to the Company's convertible debt in the 2010 period due to decreases in the market value of the Company's common stock also affected  other income (expense) when compared to income of $20,533 in the 2009 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2010 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

In March 2010, we issued 1,378,488 shares valued at $63,177 to the holders of our May 2008 convertible notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

In May 2010, the Company issued 6,222,216 shares of our common stock upon the conversion of $140,000 of our Convertible Debentures.  In addition to the face value of the notes, the Company recorded $163,333 in additional expense for the derivative liability for a total cost to the Company of $303,333 or a price equaling $0.048 per share.

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: August 16, 2010	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer