Form 10-K
period 2010-12-31
AlumiFuel Power Corp
filed 2011-04-15
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2010

     .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes      . No  X .

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  X  .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2011 was $1,657,700, based on the last sale price of the issuers common stock ($0.006 per share) as reported by the OTC Bulletin Board.

The Registrant had 357,561,137 shares of common stock outstanding as of March 31, 2011.

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

In February 2010, the Company formed its new subsidiary, AlumiFuel Power International, Inc. ("AFPI").  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share.

(b)

Financial information about segments.

Through December 31, 2010, we operated in only one industry segment.

(c)

Narrative description of business.

AlumiFuel Power Corporation is a holding company that operates primarily through its subsidiaries API and AFPI which currently operate an office and laboratory in Philadelphia, Pennsylvania.   API is an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives.  This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. API’s hydrogen feeds fuel cells for portable and back-up power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.  API’s unique technology is based on the exothermic chemical reaction of aluminum powder and water.  The Company intends to operate utilizing path-to-market partners for each target application to help keep its overhead and infrastructure costs down.

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

•

Can be launched at remote locations

•

Is a cost-effective total system solution

•

Is portable and easy to use

•

Is made of non-toxic materials

The Company has been working with its first customer to produce a quieter more rugged next generation PBIS-1000 unit that is a significant upgrade over the system produced and sold in 2010.  The production unit has a simpler design with fewer components, and is lighter, more compact, more ruggedized for military applications, more user-friendly, quieter and more cost effective.  Using a higher grade stainless steel construction with better corrosion properties and durable fluorocarbon rubber for all seals, the upgraded unit can better withstand required pressures and temperatures over its long expected lifetime.  The reactor and water tanks, as well as all plumbing lines and connectors, have been optimized for weight, simplicity, and cost, and are stamped and certified with the ASME code – a standard requirement for commercial pressure vessels.  The unit meets military specification requirements for vibration, environmental and drop tests, and is housed in a molded polyethylene carrying case used regularly by the military.

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

Our first production PBIS-1000 run was outsourced to Apex Piping Systems, Delaware-based major pressure vessel manufacturer for hydrogen industry.  We provide CAD drawings as input to the automated design and manufacturing process with Apex delivering industrial-grade, to-specification, cost-effective products.  Our AlumiFuel cartridges utilize standard 32 oz aluminum drink cans and our "stuffing" has been outsourced to ActionPak, a Philadelphia area volume packager/assembler with industrial scale packaging techniques & processes.  ActionPak supports all product applications and provides shipping/distribution/supply chain logistics while we controls our proprietary additives.

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

During 2010, the Company's hydrogen generation technology was selected for award of a U.S. Navy R&D contract as a novel new hydrogen source for powering future  UUVs.  API is part of a team headed by Ingenium Technologies, Inc. (“Ingenium”) that was selected for a Phase I award under the Small Business Technology Transfer (STTR) program.  The proposal submitted by Ingenium, a Rockford, Illinois-based defense systems integrator, was in response to an STTR solicitation issued by the U.S. Department of the Navy.

As the prime contractor, Ingenium will develop the overall system design, with API’s hydrogen generation technology as the key fuel source component of the proposed design. In addition to subcontracting power source tasks to API, Ingenium will use Drexel University as its research institution partner. Drexel was included in the proposal because of the relevant AlumiFuel powder research that API conducts at the Drexel Nanotechnology Institute, and the world-class microscopy equipment, facilities and technical personnel at the Institute will add significant contributions to the development effort.

In February 2010, we formed AFPI, a Canadian corporation, to be our marketing and sales arm for countries outside of North America.  Currently consisting of the officers and staff of API at our Philadelphia facilities, the Company eventually plans to open and staff a remote office in Europe when appropriate.

The Hydrogen Economy

The Company estimates the hydrogen market currently will represent approximately $ 2.3 billion globally and approximately $ 1.6 billion in the Unites States in 2011.  In addition, the generator and battery replacement market for mobile and portable fuel cell systems is estimated to be in excess of $7 billion.  It is anticipated the hydrogen market will experience a annual growth rate of approximately 15% over the next five years.

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

The Company also believes its technology can impact the hydrogen economy through the favorable economics of supply and demand and a push for “green” energy to drive the hydrogen industry to evolve on many scales for many applications.  As the increased demand for pre-automotive fuel cells will decrease cost of components and create viable supplier base for automotive fuel cells, API believes it is in the forefront of the transition to the hydrogen economy.  Our technology and products will help accelerate the transition including “sweet spot” applications (back-up, portable, auxiliary and remote power) to facilitate increased usage and capability of hydrogen fuel cells.  We believe we can leverage our cheaper logistics chain to replace delivery of hard-to-handle K-cylinders for hydrogen storage.  API’s unique non-fuel cell applications can facilitate early market entry and a providing a source of revenue while fuel cell applications mature.

In addition, the Company intends to pursue longer range plans to support UUV and other potential military applications including land-based auxiliary power systems with estimated potential spending from 2011 to 2015 in excess of $10 billion for both U.S. and Allied applications.

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

There are a number of companies using reforming technologies for hydrogen generation, including H2Gen, Harvest Energy Technology, and HyGear. While many of these companies are further down the commercialization and production road, we believe our hydrogen generation technology is less expensive than a reformer-based approach for potential target applications, and that the technology is superior to other non-reforming hydrogen generation technologies in terms of cost, weight, safety and use of non-toxic materials.

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

Research and Development

We have expensed $42,633 on direct research and development costs during the past two years including $11,962 and $30,671 expensed in the fiscal years ended December 31, 2010 and 2009, respectively.  All of these costs were borne by us.  These amounts do not include the day-to-day operating costs associated with the operation of our offices/laboratory in Philadelphia.

Employees

API currently has three full-time employees located in our Philadelphia office/laboratory.  This does not include our corporate officers who each devote at least thirty hours per week on the operations of the Company.

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

Our common stock is a “penny stock.”  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase.  The penny stock rules may make it difficult for you to sell your shares of our stock.  Because of the rules, there is less trading in penny stocks.  Also, many brokers choose not to participate in penny-stock transactions.  Those brokers that do accept penny stocks are applying more stringent rules and requiring significant documentation for depositing stock certificates into brokerage accounts.   Accordingly, you may not always be able to deposit and resell shares of our common stock publicly at times and prices that you feel are appropriate.

Risks Related to Our Business

We currently have limited product revenues and will need to raise additional capital to operate our business.

We generated only $58,444 in fee revenues in 2010 and no revenues in 2009.  While we will anticipate we will generate further revenues from the sale of our PBIS-1000 portable balloon inflation device and may have further R&D income from our UUV project during 2011, the revenues generated from those sales in the fiscal year ending December 31, 2011 will not be sufficient to fund our operating needs during 2011 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs.  Therefore, for the foreseeable future, we will have to fund a majority of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders.  Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of significant losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  Even if we succeed in developing and commercializing one or more products, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue to undertake research and development of potential novel cancer therapies.

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

We expect our operating results to vary significantly from quarter to quarter and even year to year.   As a result, quarter to quarter or year to year comparisons of these operating results are not expected to be meaningful.   Due to our hydrogen power technology business’ stage of development, it is difficult to predict potential future revenues or results of operations accurately.   It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company.   In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan.   This may result in our business activities not meeting their expectations.   Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

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

We intend to market our hydrogen generation products to countries outside of the United States both through our operating subsidiary AFPI and potentially through partners.  We will be subject to the risks and uncertainties inherent in doing business outside of the United States including varied governmental laws, rules and regulations as well as  import and export restrictions.  There is no assurance we will be successful in complying those laws, rule or regulations or that we will not inadvertently fail to comply.  Failure to comply with the laws, rule and/or regulations in the various countries we intend to market our products could put us at risk for governmental actions that could inhibit our ability to transaction business in those countries.  This could also expose us to significant costs for fines, tariffs, litigation, or other risks related to governmental actions.

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

ITEM 2.

PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We pay $1,200 per month for these facilities, which the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies.  The Company does not currently paid rent for office space and facilities of our President in West Palm Beach, Florida, but may be required to do so in the future.

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania.  Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014.  Terms of the lease call for the following payments: months one through three $0; months four through nine at half rent of $3,871; months ten through twelve at $7,742; months thirteen through twenty-four at $7,936; and increasing at the rate of 2.5% until the least term ends in 2014.  In addition, the Company is obligated to pay certain common area maintenance fees that currently total $1,886 per month, which may increase in the future.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is currently not a party to any legal proceedings that it believes will have a material impact on its results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No items were submitted to our security holders during the fourth quarter ended December 31, 2010.

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

	Bid Price
	High	Low
Fiscal year ended December 31, 2010
Quarter ended December 31, 2010	$0.014	$0.001
Quarter ended September 30, 2010	$0.018	$0.007
Quarter ended June 30, 2010	$0.052	$0.014
Quarter ended March 30, 2010	$0.074	$0.031

Fiscal year ended December 31, 2009
Quarter ended December 31, 2009	$0.148	$0.031
Quarter ended September 30, 2009	$0.196	$0.090
Quarter ended June 30, 2009	$0.137	$0.080
Quarter ended March 30, 2009	$0.160	$0.050

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b)

Holders

The number of record holders of our common stock as of March 31, 2011, was 139 according to our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

(c)

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)

Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2010, including options available for future issuance under our 2005 Stock Incentive Plan approved by our security holders on March 31, 2005 and our 2009 Stock Incentive Plan approve by our security holders effective May 26, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,425,000	$0.08	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	20,425,000	$0.08	-0-

Recent Sales of Unregistered Equity Securities

In December 2010, we issued 1,724,138 shares of our common stock upon the conversion of $10,000 of our 2010 Convertible Notes.  In addition to the face value of the notes, the Company recorded $7,958 in additional expense for the derivative liability for a total cost to the Company of $17,958 or a price equaling $0.01 per share.

In December 2010, we issued 5,000,000 shares of our common stock an accredited investor for total proceeds of $25,000, or the equivalent of $0.005 per share.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2010 and 2009.

The independent auditors’ reports on our financial statements for the years ended December 31, 2010 and 2009 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2010.

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

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The historical financial statements for the year ended December 31, 2008 are those of HPI and API.  The financial statements for year ended December 31, 2009 include the audited results of AlumiFuel Power Corporation (formerly Inhibiton Therapeutics, Inc.) beginning May 5, 2009 as well as HPI and API for the entire year ended December 31, 2009.  For the fiscal year ended December 31, 2010, the financial statements include audited results of the Company, API and HPI as well as AFPI beginning with its formation in February 2010.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  During the year ended December 31, 2010, API sold three PBIS-1000 units totaling $38,940 to Kaymont Consolidated for an unspecified military customer along with $4,080 in revenue from the sale of PBIS-1000 Reactor Cans to fuel those reactors.  In addition, the Company received a total of $15,424 in fee revenue related to a U.S. Department of the Navy R&D contract for a new hydrogen source to power future Unmanned Undersea Vehicles as a subcontractor to Ingenium Technologies, Inc.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently pursing other funding opportunities with German institutional investors and completed the listing of its common stock on the Deutsche Börse - Frankfurt Stock Exchange in September 2010.  Although the stock is now listed on the Frankfurt exchange under the trading symbol "9AP", there was no meaningful trading volume in the shares during the fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2010 and 2009, we anticipate we will require over the next twelve months approximately $1,600,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as minimal cash flows from operations through the production of its PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.

During the years ended December 31, 2010, we received a net of approximately $1,180,570 from our financing activities, primarily from the sale of shares of our common stock and the common stock of AFPI as well as the issuance of debentures and notes payable.  This is compared to cash provided by financing activities of $1,330,943 in the year ended December 31, 2009 derived primarily from the issuance of equity and to a lesser degree, notes payable.

In the year ended December 31, 2010, net cash used in operating activities was $1,093,247.  This compared to net cash used in operating activities of $1,211,457 for same period in 2009.  The 2009 amount included a $5,689,493 net loss that included approximately $4,111,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock options in 2010 as well as stock issued for services including $750,000 for shares issued to AFPI consultants.  This compares to a net loss of $7,113,042 net loss that included approximately $5,878,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock options in 2009.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt facilities and equity instruments to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  This plan includes the potential sale of some of our shares in AFPI through a private placement of those shares on the Frankfurt Deutsche Börse stock exchange.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution to our current shareholders.

(b)

Results of Operations

The Company’s results of operations for the 2010 periods reported include the consolidated operations of the Company and its subsidiaries HPI, API and AFPI, while operations for the 2009 period include only those of the Company, HPI and API.

Year ended December 31, 2010

For the year ended December 31, 2010, our total revenue was $58,444 from the sales of our first three PBIS-1000 production units, Reactor Cans to fuel those units, and fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.  There was no revenue in the 2009 period.  Our total operating costs and expenses were $4,925,501.  Reactor production costs were $139,382 for the year ended December 31, 2010 as compared to expense of $6,735,359 with no reactor production costs for the year ended December 31, 2009.  The 2010 loss included $411,057 comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties as compared to $387,175 in the 2009 period.  Product development expense was $11,962 for the year ended December 31, 2010 versus $30,671 for the year ended December 31, 2009, a significant decrease as the Company concentrated more on production.  The 2010 expense also includes $2,350,350 in stock based compensation primarily for costs related to the issuances of warrants in 2009 and 2010 that vested during the period as well as stock options granted in the first quarter of 2010.  Stock based compensation expense for the year ended December 31,2009 totaled $5,331,053 primarily from the issuances of warrants in 2009 related to the acquisition of HPI and API.

The balance of $2,010,170 and $1,187,427 for “other” SG&A expenses in the periods ended December 31, 2010 and December 31, 2009 was comprised of the following:

	Year ended December 31, 2010	Year ended December 31, 2009
General and administrative	$386,619	$208,730
Legal and accounting	139,297	118,034
Professional services	1,011,183	300,337
Bad debt expense	45,188	220,790
Salaries	427,883	339,536
	$2,010,170	$1,187,427

The “other” SG&A expense during the year ended December 31, 2010 included a significant increase in general and administrative expenses as the Company's API subsidiary was fully operational and began production of the Company's PBIS-1000 product in the 2010 period but had primarily developmental operations in 2009.  In addition, expenses related to the Company's convertible debentures as well as the addition of AFPI also added to the 2010 increase.  Bad debt expense decreased significantly as the Company funded its affiliate FastFunds Financial Corp ("FFFC") to a much lesser degree. Legal and accounting costs remained relatively stable while salaries and employee benefits increased with addition of personnel at API's Philadelphia facility.  The single largest increase was to professional services as a result of AFPI stock valued at $750,000 that was issued to a consultant related to the Company's Frankfurt Stock Exchange Deutsche Börse listing.

The company recorded $(822,435) in “other income (expense)” during the year ended December 31, 2010 as compared to $(377,683) in the year ended December 31, 2009.  This decrease is primarily attributed to interest expense, amortization of convertible note discount related to the Company's convertible notes and debentures of $(304,305) as well as fair value adjustments to those derivatives of $(307,679) added to interest expense of ($210,451).  For the 2009 period, the Company had $(35,000) in unrealized loss on investment related to FFFC, $(222,767) in fair value adjustments to derivatives with interest expense, amortization of convertible note discount expense on those derivatives of $(26,295) and interest expense of $93,621.  Decreases in the value of the Company's common stock were the primary factor in the increased derivative expenses related to the debentures and convertible notes while increases in notes payable in 2010 versus 2009 as well as a $60,000 expense related to warrants issued to a note holder accounted for the increase in interest expense.

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

The balance of $1,187,427 and $701,502 for “other” SG&A expenses was comprised of the following:

	Year ended December 31, 2009	Year ended December 31, 2008
General and administrative	$208,730	$169,222
Legal and accounting	118,034	81,566
Professional services	300,337	187,809
Bad debt expense	220,790	-
Salaries	339,536	262,905
	$1,187,427	$701,752

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

(c)

Off-Balance sheet arrangements

During the fiscal year ended December 31, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $784,715 of debt outstanding as of December 31, 2010 including convertible debentures and notes with a face value totaling $435,000, which has been borrowed at fixed rates ranging from 6% to 18%. Of this fixed rate debt, $489,715 is due on demand or is due during the current fiscal year while $295,000 is long term debt due in 2012 and 2013.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2010, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)

Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	75	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Aaron A. Grunfeld	64	Director	November 2008

Thomas B. Olson	45	Secretary	May 2005

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

THOMAS B. OLSON

Mr. Olson has been secretary of the Company since May 2005.  Mr. Olson was the secretary of Hydrogen Power, Inc. (f/k/a Equitex, Inc.), a publicly traded alternative energy company, from January 1988 to April 2007.  From March 2002 until December 2010, Mr. Olson was the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions.  Since June 2004, Mr. Olson has been the Secretary of FastFunds Financial Corporation, a publicly traded company with limited business operations.  Mr. Olson has been Secretary of Equitex 2000, Inc., a privately held entity since its inception in 2001.  Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

(b)

Compensation discussion and analysis

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the year ended December 31, 2010 and $70,000 at December 31, 2009 for the period from May 5, 2009 to December 31, 2009.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $33,000 for the year ended December 31, 2010.   As of December 31, 2010, the Company owed $50,542 to its officers for management services.

Effective January 1, 2008, HPI authorized a management fee of $10,000 per month paid to management of HPI through a third-party LLC. During the year ended December 31, 2009, HPI paid fees totaling $52,000 for services rendered prior to the reverse merger.  The Company's management were members of the LLC.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the years ended December 31, 2010 and 2009, the Company recorded $19,607 and $29,975,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program.  At December 31, 2010 there was $6,927 payable under the bonus plan.

Periodically, the board of directors awards stock options to officers, directors and employees as incentive to attract and maintain their employment with us. During the years ended December 31, 2010 and 2009, the Company awarded 8,650,000 and 10,000,000 stock options, respectively, from its 2009 Stock Option Plan to officers and directors.

On May 5, 2009, the Company issued warrants to purchase 13,700,792 shares of common stock of the Company to David Cade, the Chief Executive Officer of API.   The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively.  These warrants have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $1,771,969 based upon the Black Scholes option pricing model on the date of issue.  In June 2010, the Company agreed to issue a new warrant to Mr. Cade with the condition that he agreed to cancel the previously issued warrants.  Accordingly, the previously issued warrants were cancelled and a warrant to purchase a total of 15,000,000 shares of common stock was issued.  This warrant vested immediately, is exercisable for a period of five years, and is exercisable at $0.05 per share.  This were valued at $465,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2010.

(c)

Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2010 and 2009, whose total compensation exceeded $100,000. This includes compensation paid by AlumiFuel Power Corporation following the Share Exchange and HPI prior to the Share Exchange.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director; Principal Executive Officer & Principal Accounting Officer	2010 2009	$96,000 $56,000	$15,686 $24,220	$159,593 $468,000	$22,500 $20,800	$293,779 $569,020

Thomas B. Olson Secretary & Treasurer	2010 2009	$24,000 $14,000	$3,921 $6,055	$78,023 $228,800	$10,500 $4,940	$116,144 $253,795

David J. Cade President, AlumiFuel Power, Inc.	2010 2009	$200,000 $200,000	0 0	0 0	$465,000 $1,771,969	$645,000 $1,971,969

(d)

Grants of plan based awards table

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Henry Fong (1) President & Director; Principal Executive Officer & Principal Accounting Officer	2010 2009	3,892,500 4,500,000	$0.041 $0.105	$159,593 $468,000

Thomas B. Olson (2) Secretary & Treasurer	2010 2009	1,903,000 2,200,000	$0.041 $0.105	$78,023 $228,800

(e)

Narrative disclosure to summary compensation table and grants

For Mr. Fong, in addition to salary, in 2010 Options awards include 3,892,500 options granted Mr. Fong from the Company's 2009 Stock Option Plan.  This amount represents their value ($0.041) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.041 per share, the market value on the date of grant, until March 15, 2015.  Other compensation represents management fees to Mr. Fong from AFPI. In 2009, Options awards include 4,500,000 options granted Mr. Fong from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.105 per share, the market value on the date of grant, until October 5, 2014.  This amount represents their value, on the grant date, based upon the Black-Scholes option pricing model.  Other compensation represents Mr. Fong's share of fees paid to a third party LLC by HPI in 2009 and 2008.

For Mr. Olson, in addition to salary, in 2010 Options awards include 1,903,000 options granted Mr. Fong from the Company's 2009 Stock Option Plan.  This amount represents their value ($0.041) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.041 per share, the market value on the date of grant, until March 15, 2015.  Other compensation represents management fees to Mr. Olson from AFPI. Options awards include 2,200,000 options granted Mr. Olson from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.105 per share, the market value on the date of grant, until October 5, 2014.  This amount represents their value, on the grant date, based upon the Black-Scholes option pricing model.  Other compensation represents Mr. Olson's share of fees paid to a third party LLC by HPI in 2009 and 2008.

For Mr. Cade, in addition to salary, in 2010 Other compensation represents the value, at issuance, of 15,000,000 warrants granted Mr. Cade during 2010.  This amount represents their value ($0.031) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.05 per share, the market value on the date of grant, until June 2, 2015.  In 2009, Other compensation represents the value, at issuance, of warrants granted Mr. Cade following the successful completion of the Share Exchange based upon the Black-Scholes option pricing model.  These warrants were cancelled during 2010.

(f)

Outstanding equity awards at fiscal year end table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	300,000 600,000 4,500,000 3,892,500	0	0	$0.34 $0.07 $0.10 $0.04	12/21/2012 3/4/2014 10/5/2014 3/11/2015	0	$0	0	$0

(g)

Option exercises and stock vested table

Not applicable.

(h)

Pension benefits

Not applicable.

(i)

Nonqualified defined contribution and other nonqualified deferred compensation plans

Not applicable.

(j)

Potential payments upon termination or change-in-control

Not applicable.

(k)

Compensation of directors

Name	Fees Earned or paid in Cash	Option Awards	Total
(a)	(b)	(c)	(d)
Aaron A. Grunfeld	$0	$106,395	$106,395

Options awards include 1,595,000 options granted Mr. Grunfeld from the Company's 2009 Stock Option Plan.  These warrants are exercisable at $0.041 per share, the market value on the date of grant, until March 11, 2015.  This amount represents their value ($0.041) on the grant date based upon the Black-Scholes option pricing model.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)

Security ownership of certain beneficial owners.

(b)

Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2011 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Number of Options/Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Richard W. Perkins & Perkins Capital (2) Management, Inc. 730 East Lake Street Wayzata, MN 55391	39,420,410	3,208,000	41,728,410	11.6%

Scott A. Lucas 26750 Rte 19 Clearwater, FL 33761	23,779,358	1,100,000	24,879,358	6.9%

Henry Fong (3) 7315 East Peakview Avenue Englewood, CO 80111	8,606,807	11,226,076	19,832,883	5.4%

Aaron A. Grunfeld (4) 9200 Sunset Boulevard Ninth Floor Los Angeles, CA 90069	-0-	4,995,000	4,995,000	1.4%

Thomas B. Olson (5) 7315 East Peakview Avenue Englewood, CO 80111	448,345	4,811,644	5,259,989	1.5%

David J. Cade (6) 3611 Market St, Ste 950 Philadelphia, PA 19104	80,500	15,000,000	15,000,000	4.1

All Executive Officers and Directors as a Group (4 persons) (3)(4)(5)(6)	8,135,652	36,032,720	45,168,372	11.5%

__________

(1)

As of March 31, 2011, 357,561,137 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Based on Schedule 13-G/A filed with the Securities and Exchange Commission on February 9, 2011. 41,728,410 (includes 23,953,712 common equivalents and 1,200,000 warrants held by clients of Perkins Capital Management, Inc. and 15,466,698 common equivalents and 1,108,000 warrants are held by Richard W. Perkins who is the President of Perkins Capital Management, Inc.)

(3)

Consists of: 8,013,425 common shares and 699,000 warrants held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the majority member; 593,382 common shares and 1,234,576 warrants held by HF Services, LLC of which Mr. Fong is managing member, which represents his portion of the membership interest; 300,000 shares exercisable under our 1995 Stock Incentive Plan; and 8,992,500 shares exercisable under our 2009 Stock Incentive Plan.

(4)

Includes 4,995,000 shares exercisable under our 2009 Stock Incentive Plan.

(5)

Consists of: 300,000 common shares held by Cresthill Associates, Inc., of which Mr. Olson is the sole member; 148,345 common shares and 308,644 warrants held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest;  100,000 shares exercisable under our 1995 Stock Incentive Plan; and 4,403,000 shares exercisable under our 2009 Stock Incentive Plan.

(6)

Includes a warrant to purchase up to 15,000,000 shares of common stock.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal year ended December 31, 2010.  Cordovano and Honeck, LLP served as our certifying accountant for the fiscal year ended December 31, 2009.

R.R. Hawkins & Associates International

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal year ended December 31, 2010.

Audit Fees

Fees for audit services billed in fiscal year ended December 31, 2010 totaled $10,000 and consisted of audit of the Company’s annual financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2010 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2010 for products and services provided by the principal accountant, other than the services reported above.

Cordovano and Honeck, LLP

Audit Fees

Fees for audit services billed in fiscal year ended December 31, 2009 totaled $12,000 and consisted of audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.  For the fiscal year ended December 31, 2010, the Company paid Cordovano & Honeck $15,293 for reviews of the Company's quarterly financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2009 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed in the year ended December 31, 2009 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees in the year ended December 31, 2009 for products and services provided by the principal accountant, other than the services reported above.

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

10.2

License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010.  (incorporated by reference to exhibit number 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 24, 2010).

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 15, 2011	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	/s/ Henry Fong
Henry Fong
Director

Date: April 15, 2011	/s/ Aaron A. Grunfeld
Aaron A. Grunfeld
Director

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Board of Directors

Alumifuel Power Corp.

Englewood, CO

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheet of Alumifuel Power Corp. as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alumifuel Power Corp. as of December 31, 2010, the results of operations, stockholders’ equity and its cash flows for the year ended December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, a PC

April 14, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP

Englewood, Colorado

April 15, 2010

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Cash	$11,213	$17,262
Accounts receivable	—	—
Deposits	—	—
Prepaid expenses	588	24,721
Notes receivable (Note 5)	—	467
Other current assets	—	26
Total current assets	11,801	42,476
Property and equipment, less accumulated depreciation
of $3,881 (2010) and $1,301 (2009)	10,226	7,937
Deferred debt issuance costs (Note 3)	80,988	166,922
Total long-term assets	91,214	174,859
Total assets	$103,015	$217,335

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$290,661	$68,619
Accounts payable, other	463,916	287,349
Derivative liability, convertible notes payable (Note 3)	955,222	643,834
Notes payable, related party (Note 2)	128,541	132,537
Notes payable, other (Note 3)	221,174	32,991
Convertible notes payable, net of discount of
33,333 (2010) and -0- (2009) (Note 3)	106,667	30,000
Payroll liabilities (Note 7)	80,874	67,166
Accrued expenses	44,324	5,768
Accrued interest payable:
Interest payable, convertible notes (Note 3)	37,607	6,792
Interest payable, related party notes (Note 3)	10,010	27,256
Interest payable, notes payable other (Note 3)	7,940	11,656
Total current liabilities	2,346,937	1,313,968
Long-term convertible notes payable net of current portion,
net of discount of $191,944 (2010) and $354,583 (2009) (Note 3)	103,056	25,417
Total long-term liabilities	103,056	25,417
	2,449,993	1,339,385
Commitments and contingencies	—	—
Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2010) and -0- (2009) shares
issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,
333,259,019 (2010) and 289,936,993 (2009) shares
issued and outstanding	333,259	289,937
Additional paid-in capital	13,908,015	9,459,316
Accumulated deficit	(16,560,796)	(10,871,303)
Total shareholders' deficit of the Company	(2,319,523)	(1,122,050)
Non-controlling interest (Note 1)	(27,455)	—
Total shareholders' deficit	(2,346,978)	(1,122,050)
Total liabilities and shareholders' deficit	$103,015	$217,335

See accompanying note sot consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2010 and 2009

	2010	2009

Revenue (Note 1)	$58,444	$-

Operating costs and expenses:
Reactor production	139,382	-
Product development expense	11,962	30,671
Selling, general and administrative expenses
Related party (Note 2)	411,057	387,175
Stock-based compensation (Note 6)	2,350,350	5,331,053
(Gain) loss on debt extinguishment (Note 1)	-	(202,000)
Depreciation (Note 1)	2,580	1,033
Other (Note 4)	2,010,170	1,187,427

Total operating costs and expenses	(4,925,501)	(6,735,359)

Loss from operations	(4,867,057)	(6,735,359)

Other income (expense)
Unrealized loss on investments (Note 1)	-	(35,000)
Interest (expense) income, amortization
of convertible note discount (Note 3)	(304,305)	(26,295)
Interest expense (Notes 2 & 3)	(210,451)	(93,621)
Fair value adjustment of derivative liabilities (Note 3)	(307,679)	(222,767)

	(822,435)	(377,683)

Loss before income taxes	(5,689,493)	(7,113,042)

Income tax provision (Note 8)	-	-

Net loss	(5,689,493)	(7,113,042)

Net loss attributable to non-controlling interest (Note 1)	465,030	-

Net loss attributable to Company	$(5,224,463)	$(7,113,042)

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average common shares
outstanding (Notes 1 & 6)	309,636,173	213,870,966

See accompanying note sot consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Deficit

Years Ended December 31, 2010 and 2009

	Common stock		Preferred stock		Additional paid-in capital	Accumulated deficit	Non- controlling interest	Total shareholders deficit
	Shares	Par value	Shares	Par value

Balance at December 31, 2008	120,493,212	$120,493	170,800	$ 171	$1,516,136	$ (2,131,897)	$ -	$ (495,097)

January through May 2009,
sale of common stock (Notes 1 & 6)	23,013,645	23,014	69,300	69	326,217	-	-	349,300

March 2009, issuance of common
stock for debt (Notes 1 & 6)	27,616,440	27,616	178,400	179	486,605	-	-	514,400

May 2009, reverse acquisition of HPI
Partners, LLC and subsidiary (Notes 1 & 6)	22,825,993	22,826	-	-	584,308	(1,626,364)	-	(1,019,230)

May 2009, issuance of warrants in
HPI Partners LLC acquisition (Note 6)	-	-	-	-	1,513,683	-	-	1,513,683

May 2009, issuance of common stock upon
exercise of warrants (Note 6)	265,000	265	-	-	2,385	-	-	2,650

May 2009, issuance of common stock for
debt (Notes 3 & 6)	4,171,940	4,172	-	-	204,425	-	-	208,597

May 2009, issuance of warrants to subsidiary
officers and consultants (Note 6)	-	-	-	-	2,752,846	-	-	2,752,846

May 2009, conversion of Series A preferred
stock to common stock (Notes 1 & 6)	34,397,261	34,397	(418,500)	(419)	(33,978)	-	-	-

May through July 2009, issuance of common
stock in private placements (Note 6)	40,087,506	40,088	-	-	495,133	-	-	535,221

August through October 2009, issuance of common
stock in private placements (Note 6)	15,050,000	15,050	-	-	288,398	-	-	303,448

August and September 2009, issuance of
common stock for debt (Notes 1 & 6)	920,496	921	-	-	87,314	-	-	88,235

September 2009, issuance of convertible note
and warrant (Notes 3 & 6)	-	-	-	-	52,050	-	-	52,050

September 2009, issuance of common stock
for debt offering (Notes 3 & 6)	900,000	900	-	-	116,100	-	-	117,000

October 2009, issuance of stock options to
officers, directors & consultants (Note 6)	-	-	-	-	1,040,000	-	-	1,040,000

October 2009, issuance of common stock
for warrant exercises (Notes 2 & 6)	195,500	195	-	-	25,219	-	-	25,414

November 2009, issuance of warrants to
consultant (Note 6)	-	-	-	-	2,475	-	-	2,475

Net loss	-	-	-	-	-	(7,113,042)	-	(7,113,042)

Balance at December 31, 2009	289,936,993	289,937	-	-	9,459,316	(10,871,303)	-	(1,122,050)

* Restated - See Note 1

(continued)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated deficit	Non- controlling interest	Total shareholders deficit
	Shares	Par value	Shares	Par value

Balance at December 31, 2009	289,936,993	289,937	-	-	9,459,316	(10,871,303)	-	(1,122,050)

January through December 2010, issuance of
common stock in private placements (Note 6)	17,037,500	17,038	-	-	217,763	-	-	234,801

March 2010, issuance of stock options to
officers, directors & consultants (Note 6)	-	-	-	-	354,650	-	-	354,650

March 2010, issuance of common stock
for consulting agreements (Note 6)	2,875,000	2,875	-	-	115,000	-	-	117,875

March 2010, issuance of common stock to
convertible noteholders (Note 6)	1,378,488	1,379	-	-	61,798	-	-	63,177

March 2010, issuance of warrants to subsidiary
officers and consultants in May 2009 (Note 6)	-	-	-	-	516,825	-	-	516,825

May 2010, issuance of common stock to
debentureholders (Notes 3 & 6)	6,222,216	6,222	-	-	297,111	-	-	303,333

June 2010, issuance of warrants to subsidiary
officers and consultants (Note 6)	-	-	-	-	1,085,000	-	-	1,085,000

May 2010, issuance of warrants to noteholder (Note 6)	-	-	-	-	3,500	-	-	3,500

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-			1,452,354	-	(492,485)	959,869
			-	-
July 2010, issuance of common stock
for consulting agreements (Note 6)	13,800,000	13,800			262,200	-	-	276,000
			-	-
August 2010, issuance of common stock
for loan extension (Notes 3 & 9)	284,684	284			6,264	-	-	6,548
			-	-
September 2010, issuance of warrants to noteholders (Note 6)	-	-			60,000	-	-	60,000

December 2010, issuance of common stock to			-	-
convertible noteholdlers (Notes 3 & 6 )	1,724,138	1,724			16,234			17,958

Net loss	-	-	-	-	-	(5,689,493)	465,030	(5,224,463)

Balance at December 31, 2010	333,259,019	$333,259	-	$ -	$13,908,015	$(16,560,796)	$ (27,455)	$ (2,346,978)

See accompanying note sot consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Cash Flows

Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(5,689,493)	$(7,113,042)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (Notes 3 & 6)	2,350,350	5,331,053
Shares issued for services (Notes 1 & 6)	986,225	61,000
Gain on debt extinguishment	-	(202,000)
Debt issuance costs (Note 3)	-	117,000
Beneficial conversion feature (Note 3)	-	50,809
Allowance for bad debt (Note 3)	88,503	220,790
Depreciation and amortization	103,834	15,691
Unrealized (gain) loss on investments (Note 1)	-	35,000
(Decrease) increase in derivative liability (Note 3)	307,679	222,767
Amortization of discount on debentures payable (Note 3)	304,305	26,295
Write-off of note payable (Note 3)	(30,000)	-
Changes in operating assets and liabilities:
Accounts and other receivables	492	20,033
Prepaid expenses and other assets	24,133	(12,926)
Accounts payable and accrued expenses	9,857	95,683
Related party payables (Note 3)	246,104	(83,532)
Interest payable	204,764	3,922
Net cash used in operating activities	(1,093,247)	(1,211,457)
Cash flows from investing activities:
Purchase of equipment	(4,869)	(6,938)
Issuance of notes receivable (Note 5)	(88,503)	(96,250)
Payments received on notes receivable (Note 3)	—	633
Cash acquired in reverse acquisition (Note 1)	—	39
Net cash used in investing activities	(93,372)	(102,516)
Cash flows from financing activities:
Proceeds from debentures (Note 3)	-	380,000
Proceeds from convertible notes (Note 3)	175,000	-
Proceeds from notes payable, related (Note 2)	170,900	37,447
Proceeds from notes payable, other (Note 3)	317,000	30,000
Proceeds from sales of common stock (Note 6)	234,801	1,187,970
Prodeeds from sales of subsidiary equity (Note 1)	571,900	-
Payments on notes payable (Note 3)	(98,817)	-
Payments on notes payable, related (Note 3)	(174,895)	(125,544)
Proceeds from exercise of warrants to
purchase common stock (Note 6)	-	2,650
Payments to placement agents (Note 3)	(15,320)	(181,580)
Net cash provided by financing activities	1,180,570	1,330,943
Net change in cash and cash equivalents	(6,049)	16,970
Cash and cash equivalents:
Beginning of period	17,262	292
End of period	$11,213	$17,262
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$42,947	$27,717
Noncash financing transactions:
Notes and interest payable converted to stock	$150,000	$610,724
Notes and interest payable converted to stock, related	$-	$21,200
Accounts payable converted to stock	$-	$122,914
Stock issued in exchange for related party accounts payable	$-	$-

See accompanying note sot consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation, formerly Inhibiton Therapeutics, Inc., (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc.   The Company operates primarily through its wholly-owned subsidiaries, AlumiFuel Power, Inc., a Colorado corporation ("API") and AlumiFuel Power International, Inc. ("AFPI"), a Canadian corporation.  API based in Philadelphia, Pennsylvania, is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  API’s hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  API has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.  AFPI was formed as the international marketing arm of the Company.

Prior to the acquisition of HPI Partners, LLC ("HPI") and API as described below, the Company’s focus was on the research and development of new cancer therapeutic agents and cancer fighting drugs called targeted therapies.  These research was intended to identify molecular causes of cancer and inhibit the signals that cancer cells need to multiply.

The Company conducted its research through a Cooperative Research and Development Agreement (“CRADA”) signed on September 30, 2004, with the Department of Veterans Affairs.  The research is conducted at the VA Medical Center in Tampa, Florida under the direction of Dr. Acevedo-Duncan.  The CRADA had the final objective of developing therapeutic reagents to prevent cancer cell proliferation.  The CRADA agreement was a result of the Federal Technology Transfer Act of 1986, which provided that federal laboratories’ developments and expertise should be made accessible to private industries, state and local governments.  Under the terms of the CRADA, the Company has the right to commercialize any inventions resulting from this research. As of September 2007, the Company’s rights under the CRADA continue but it has no obligation for further funding.  The Company may amend the CRADA to provide further funding at any time, but is not obligated to do so.  With the acquisition of HPI Partners and API and as of December 31, 2009, the Company suspended all business activities related to the research and development of new cancer therapeutic agents.

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

This acquisition was treated as a reverse-merger with HPI being the accounting acquirer including a recapitalization of its equity with Inhibiton Therapeutics, Inc. as the legal surviving entity.  As a result, effective on May 28, 2009, the Company changed its name from Inhibiton Therapeutics, Inc. to AlumiFuel Power Corporation.  The financial statements for year ended December 31, 2009 include the audited results of AlumiFuel Power Corporation (formerly Inhibiton Therapeutics, Inc.) beginning May 5, 2009 as well as HPI and API for the entire year ended December 31, 2009.  The financial statements for the year ended December 31, 2010 are for the Company and its subsidiaries API, AFPI beginning with its formation on February 22, 2010, HPI.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The assets of HPI and API acquired included furniture and fixtures, tools and laboratory equipment, certain prototype reactors and 3,500,000 shares of FastFunds Financial Corporation ("FastFunds") common stock valued at $210,000 on its acquisition date of September 3, 2008.

The 3,500,000 shares of FastFunds Financial Corporation are accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 34% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds has recorded net losses in each of its past two fiscal years, the investment has been written down to zero and a loss of $35,000, based on the value at December 31, 2008, was been recorded on the Company's statements of operations as "unrealized loss on investments" at December 31, 2009.  No further adjustments were made during the year ended December 31, 2010 given the continuing losses.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  For the year ended December 31, 2010, that amount totaled $700,000, which has been eliminated as an intercompany account in the December 31, 2010 financial statements.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share.  AFPI is conducting a private placement of common stock at $0.10 per share.  As of December 31, 2010, AFPI sold 5,719,000 shares of its common stock in the private placement in exchange for $571,900.  AFPI also issued 29,531 shares of common stock upon the cashless exercise of 35,000 warrants and 1,000,000 shares issued to officers, directors and consultants for $100,000 in management fees due them.  In addition, AFPI issued 7,500,000 shares to a consultant valued at $750,000. As a result, the total number of AFPI shares outstanding at December 31, 2010 was 54,278,531, of which 14,278,531 is held by shareholders other than the Company representing 26.3% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $(27,455) based on AFPI's outstanding total equity of $(104,369) at December 31, 2010.  In addition, $465,030 in the net loss of AFPI for the year ended December 31, 2010 has been attributed to the non-controlling interest of those stockholders.

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

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HPI, API and AFPI.  All intercompany balances and transactions have been eliminated.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at December 31, 2010 and 2009 were $-0-.

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

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years
Leasehold improvements	7 years

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company's property and equipment consisted of the following at December 31, 2010 and 2009:

	Cost		Accumulated Depreciation		Balance
	2010	2009	2010	2009	2010	2009
Equipment	$6,365	$6,365	$2,406	$1,134	$3,959	$5,231
Furniture	7,742	2,873	1,475	167	6,267	2.706

Total	$14,107	$9,238	$3,881	$1,301	$10,226	$7,937

Investment Securities

The Company accounts for its ownership of the FFFC common stock in accordance with APB Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock, which provides that the equity method of accounting should be used by an investor whose investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds less than a majority of the voting stock. Because the Company owns approximately 34% of FFFC's common stock, but not a majority of the shares, the Company has the ability to exercise significant control over FFFC's operations.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds has recorded significant net losses in each of its last two fiscal years, the investment has been written down to zero.

Research and Development

Research and development costs are expensed as incurred.  In each of the years ended December 31, 2010 and 2009, the Company incurred $11,962 and $30,671 in direct research and development costs, identified as "product development expense" on our statements of operations.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At December 31, 2010 and 2009, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2010 and 2009, as the impact of the potential common shares, which totaled approximately 165,104,000 (December 31, 2010) and 85,532,000 (December 31, 2009), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2010 and 2009 is equal to basic loss per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

Revenues on product sales are recognized upon shipment of the product to the customer. Payment terms are typically 30 to 60 days net due following order delivery, depending on the customer.  Fee revenues for research and development contracts are typically recognized on milestone dates outlined in the contracts.  In instances where definable dates are not outlined, fee revenue is recognized when received.

During the fiscal year ended December 31, 2010 the Company recorded revenue totaling $58,444 consisting of $43,020 for the sale of three PBIS-1000 units and AlumiFuel reactor cans as well as $15,424 as part of a U.S. Navy research contract.

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

Recent Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the year ended December 31, 2010 and $70,000 at December 31, 2009 for the period from May 5, 2009 to December 31, 2009.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $33,000 for the year ended December 31, 2010.   As of December 31, 2010, the Company owed $50,542 to its officers for management services.

Effective January 1, 2008, HPI authorized a management fee of $10,000 per month paid to management of HPI through an LLC. During the year ended December 31, 2009, HPI paid fees totaling $52,000 for services rendered prior to the reverse merger.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the years ended December 31, 2010 and 2009, the Company recorded $19,607 and $29,975,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program.  At December 31, 2010 there was $6,927 payable under the bonus plan.

The Company’s subsidiary, API, pays its part-time chief technology officer and its part-time vice president/general counsel each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions.  For each of the years ended December 31, 2010 and 2009, these management fees totaled $234,000, $78,000 of which was recorded as legal and accounting expense during each period.  As of December 31, 2010, the Company owed $217,734 in accrued fees and related expenses.

In October 2009, David Cade, President of API, used $10,465 in accrued expenses to exercise warrants to purchase 80,500 shares of our common stock at $0.13 per share.  Also in October 2009, Michael McAllister, API's vice president/general counsel used $14,950 in accrued management fees to exercise warrants to purchase 115,000 shares of our common stock at $0.13 per share

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,000 per month prior to February 2009, and $1,200 per month beginning in February 2009. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services.  Rent expense totaled $14,400 and $8,400 for the years ended December 31, 2010 and 2009, respectively.  A total of $3,600 in accrued rent was accrued but unpaid at December 31, 2010.

Prior to the acquisition of HPI by the Company, HPI was paying a company owned by the Company’s officers rent of $500 per month for the use of limited office space as well as certain office machines, phone systems and long distance fees.  This rent expense totaled $2,500 for the period from January through May 2009.

Accounts payable to related parties consisted of the following at December 31, 2010:

Management fees and related expenses payable to officers	$268,276

Bonus payable to officers	6,927

Accrued expenses payable to officers	15,458

Total accounts payable, related party	$290,661

Accounts payable to related parties consisted of the following at December 31, 2009:

Management fees and related expenses payable to officers	$67,042

Bonus payable to officers	300

Accrued expenses payable to officers	1,277

Total accounts payable, related party	$68,619

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $4,700 loaned during the year ended December 31, 2010.  The notes bear an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2010, $3,017 in principal and $21 in accrued was paid on these notes leaving $1,718 in principal and $13 in accrued interest due at December 31, 2010.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2010, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand.  Of this amount, $2,988 in principal and $12 in accrued interest was repaid during the year leaving a principal balance of $1,512 with accrued interest of $1 payable at December 31, 2010.

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  During the year ended September 30, 2010, the Trust loaned an additional $36,150 and the Company repaid $76,699 in principal and $23,301 in interest on these notes.  As of December 31, 2010, $78,999 in principal with $8,457 in accrued interest remained outstanding on all notes payable to the trust.

During the year ended December 31, 2010, Company issued promissory notes to a company owned by its president totaling $57,250.  The notes bear an interest rate of 8% per annum and are due on demand.  Of the amount loaned, $39,904 in principal and $253 in interest was repaid during the year ended December 31, 2010 leaving a principal balance of $17,346 on these notes and $19 in accrued interest payable at that date.

The Company has executed two promissory notes with a company affiliated with the Company’s officers.  These note carry an interest rate of 8% per annum and are due on demand.  As of December 31, 2010 all  $1,800 in principal and $50 in accrued interest was payable on these notes.

At December 31, 2009, the Company owed $5,500 in principal and $1,081 in accrued on a promissory note issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  During the nine months ended September 30, 2010, the Company borrowed and additional $4,000 and paid $7,335 in principal and $1,365 in accrued interest to the partnership.   As of December 31, 2010, the Company owed $2,165 in principal and $108 in accrued interest on these notes.

The Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of December 31, 2010, $5,000 in principal and $687 in accrued interest remained outstanding on this note.

During the quarter ended June 30, 2010, the Company borrowed $5,000 from a Corporation owned by its Secretary.  This note carries and interest rate of 8% per annum and is due on demand.  During the nine month period ended September 30, 2010, $5,000 in principal and $15 in accrued interest was repaid on this note leaving no principal or interest due at year end.

During the year ended December 31, 2010, a company owned by the Company's officers loaned a total $38,100 in various promissory notes that are due on demand and carry an interest rate of 8%.  During the year ended December 31, 2010, $37,899 in principal and $321 in accrued interest was repaid on these notes leaving a principal balance due of $201 with no accrued interest as of that date.

During the year ended December 31, 2010, a corporation affiliated with the Company's officers loaned $19,800 to the Company that is due on demand and carries and interest rate of 8% per annum.  As of December 31, 2010, the entire principal balance of these notes along with $441 in accrued interest was due and payable.

HPI Partners, LLC

During 2008, the HPI issued various promissory notes payable to one of its managers, Henry Fong, in exchange for loans totaling $69,900.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $52,336 in principal on these notes leaving a principal balance due at December 31, 2008 of $17,564.  During the three months ended March 31, 2009, the entire principal balance of these notes plus $536 in accrued interest was converted to $18,100 of membership interest in HPI that converted to 1,487,672 shares of Company common stock in the Share Exchange.  As of December 31, 2010, $115 in accrued interest remained payable on these notes.

During 2008, the Company issued various promissory notes payable to a company owned by one of its managers, Henry Fong, in exchange for loans totaling $24,100 of which of $2,418 remained due and payable at December 31, 2008.  During the three months ended March 31, 2009 an additional $13,500 was loaned to the Company while $12,366 was repaid on these notes.  On March 4, 2009, $3,500 of the remaining balance of these notes was converted to a like amount of membership interest in HPI that converted to 287,671 shares of Company common stock in the Share Exchange.  An additional $2,000 was loaned in May 2009 leaving a principal balance due at December 31, 2009 of $2,052.  During the year ended December 31, 2010, the entire principal balance of this note was repaid along with $285 in accrued interest leaving no balance due.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2008, the Company issued various promissory notes payable to a company owned by its Managers, Henry Fong and Thomas B. Olson, in exchange for loans totaling $46,800.  Each note carried an interest rate of 10% per annum and was due on demand.  During the year ended December 31, 2008, the Company repaid $33,490 in principal on these notes leaving a principal balance due at December 31, 2008 of $13,310.  During the three months ended March 31, 2009, $2,101 of these funds was repaid in cash and on March 4, 2009, the balance of $11,209 plus accrued interest of $591 was converted to $11,800 of membership interest in HPI that converted to 969,863 shares of Company common stock in the Share Exchange.  As of December 31, 2010, $36 in accrued interest remained payable on these notes.

Notes and interest payable to related parties consisted of the following at December 31, 2010:

Notes payable to officers; interest at 8% and due on demand	$3,230

Notes payable to affiliates of Company officers; interest at 8% and due on demand	125,311

Notes payable, related party	128,541

Interest payable related party	10,010

Total principal and interest payable, related party	$138,551

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

In 2006, the Company received proceeds of $30,000, in exchange for a promissory note from an unaffiliated third party.  The entire balance of this note remained outstanding at December 31, 2009.  The promissory note was issued at an interest rate of 8% per annum and is due on demand.  Accrued interest payable on the note totaled $11,520 at December 31, 2009. As a result of certain litigation and a resulting settlement related to this note, all principal and interest due totaling $43,315 was written-off and recorded as a credit to "bad debt expense" included in "other" expense on our statements of operations at December 31, 2010.

As of December 31, 2009, $2,209 in interest and $791 in accrued interest was outstanding on a promissory note from an unaffiliated third party with interest payable at 8%.  During the year ended December 31, 2010, $16,500 in additional loans were received from this entity and $2,933 was repaid leaving a principal balance of $16,558 and accrued interest of $1,164 payable at December 31, 2010.

During the quarter ended June 30, 2010, the Company borrowed $20,000 from an unaffiliated third party.  This note was due on demand and carried interest rate of 8% per annum.  The entire principal balance of this note was repaid at June 30, 2010 with accrued interest payable balance of $57 due as of December 31, 2010.

During the year ended December 31, 2010, the Company borrowed $30,500 from an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  During the year ended December 31, 2010, $884 in principal and $116 in accrued interest was repaid on these notes leaving a principal balance of $29,616 with interest payable of $1,075 at December 31, 2010.

During the year ended December 31, 2010, the Company borrowed $25,000 from an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  The entire principal balance of these notes remained unpaid at September 30, 2010 with accrued interest payable of $876 at that date.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

AlumiFuel Power International, Inc.

In September 2010, the Company issued two promissory notes totaling $150,000 to two unaffiliated third parties.  These notes are due the earlier of 90 days from their issuance or upon the Company receiving proceeds from its planned European financing and carry an interest rate of 12% per annum.  As of December 31, 2010, the entire principal balance of these notes remained unpaid with accrued interest due of $4,582.

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

In 2008, the Company issued a note payable to an unaffiliated third party in exchange for $50,000.  This note carried and interest rate of 10.5% per annum and was due 90 days following its issuance and later extended to July 1, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus accrued interest of $1,900 was converted to $51,900 of membership interest in the Company that converted to 4,265,754 shares of Company common stock in the Share Exchange.  As of December 31, 2010, $68 in accrued interest remained payable on these notes.

In December 2008, the Company issued a note payable to an unaffiliated third party in exchange for $25,000.  This note carried and interest rate of 10% per annum and was due on December 31, 2008.  As of December 31, 2008, the entire principal balance of this note remained due and outstanding.  On March 13, 2009, the entire principal balance of this note plus $600 in accrued interest was converted to a $25,600 membership interest in the Company that converted to 2,104,110 shares of Company common stock in the Share Exchange.  As of December 31, 2010, $50 in accrued interest remained payable on these notes.

Notes and interest payable to others consisted of the following at December 31, 2010:

Notes payable, non-affiliates; interest at 8% and due on demand	$221,174

Interest payable, non-affiliates	7,940

Total principal and interest payable, other	$229,114

AlumiFuel Power Corporation Convertible Promissory Notes

May 2008 Notes

In May 2008, the Company issued notes payable to two accredited investors for the issuance of $55,000 of 10% unsecured convertible notes in private transactions (the “May Notes”).  The May Notes were convertible at 75% of the average closing bid price per share of the Company’s common stock for the twenty days immediately preceding the date of conversion subject to a floor of $0.05 per share.  In September 2009, the Company received conversion notices for all principal and accrued interest totaling $7,426, which was converted to 607,996 shares of our $0.001 par value common stock at a conversion price of $0.103 per share.  However, due to delays in issuing the shares, on March 31, 2010 the Company agreed to issue an additional 1,378,488 shares valued at $63,177 to the holders of the notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

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

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  As the September Note was not repaid by its due date, a default interest rate of 18% per annum began to accrue as of December 4, 2009.  The entire principal balance of this note plus accrued interest of $6,712 was payable at December 31, 2010.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2010, $110,601 of these costs had been expensed as debt issuance costs.

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

In May 2010, the debenture holders converted $140,000 in face value of the debentures to 6,222,216 shares of our common stock, or $0.022 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $163,333 and as of December 31, 2010, the total face value of the Debentures outstanding is $295,000.

At December 31, 2010, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to December 31, 2010, the Company has recorded an expense and increased the previously recorded liabilities by $158,598 resulting in a derivative liability balance of $664,779 at December 31, 2010.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair value of the Debentures was calculated at December 31, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$664,789	3 years	$0.0053	194%	1.0%

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

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

In December 2010, the debenture holders converted $10,000 in face value of the debentures to 1,724,138 shares of our common stock, or $0.0058 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $7,958 and as of December 31, 2010, the total face value of the Debentures outstanding is $110,000.

At December 31, 2010, the Company revalued the derivative liability balance of the remaining outstanding 2010 Convertible Notes.  Therefore, for the period from their issuance to December 31, 2010, the Company has recorded an expense and increased the previously recorded liabilities by $156,933 resulting in a derivative liability balance of $290,432 at December 31, 2010.

The fair value of the 2010 Convertible Notes was calculated at December 31, 2010 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$290,432	6 & 9 months	$0.0041 & $0.0039	121% & 132%	0.22 & 0.24%

Debentures and convertible notes and interest payable consisted of the following at December 31, 2010:

Short-term liabilities:

September 2008 convertible note; non-affiliate; interest at 12% with a default rate of 18% since December 4, 2009 due date	$30,000

May 2010 Convertible note; non-affiliate; interest at 8%; due November 26, 2010; $50,000 face value net of discount of $20,000	30,000

June 2010 Convertible note; non-affiliate; interest at 8%; due February 28, 2011; $30,000 face value net of discount of $10,000	20,000

August 2010 Convertible note; non-affiliate; interest at 8%; due May 26, 2011; $30,000 face value net of discount of $3,333	26,667

Total short-term convertible notes	$106,667

Interest payable, short-term convertible notes	11,593

Total principal and interest payable, short-term convertible notes	$118,260

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $295,000 face value; net of discount of $191,944	$103,056

Interest payable, long-term convertible notes	25,553

Total principal and interest payable, other	$128,609

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

HPI Partners, LLC Convertible Promissory Notes

In December 2007 and March 2008, HPI issued notes payable totaling $225,000 of 10% unsecured convertible notes. Included in these was $25,000 received from an entity controlled by Henry Fong, a manager of the Company, and described in Related Party Transactions above.  The notes were due and payable thirty days from their issuance and were convertible into a membership interest in HPI on a $1.00 for $1.00 basis. HPI determined the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making them conventional.  HPI further determined there was no beneficial conversion feature related to the notes as there was no difference between the conversion price and the price paid by HPI’s then members in previous equity transactions.

On March 13, 2009, the entire principal balance of these notes plus $25,000 in accrued interest was converted to $250,000 of membership interest in HPI.  Included in this amount is $28,000 converted by a company owned by Henry Fong, a manager of the Company.  The remaining $222,000 of these notes from third parties converted to 18,246,576 shares of Company common stock in the Share Exchange.  As of December 31, 2010, $461 in accrued interest remained payable on these notes.

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2010 and 2009 consisted of the following:

	Year ended December 31, 2010	Year ended December 31, 2009
General and administrative	$386,619	$208,730
Legal and accounting	139,297	118,034
Professional services	1,011,183	300,337
Bad debt expense	45,188	220,790
Salaries	427,883	339,536
	$2,010,170	$1,187,427

NOTE 5. NOTES RECEIVABLE

During the year ended December 31, 2010 the Company loaned $88,503 to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 34% stockholder, to assist FFFC in payment of its ongoing payment obligations.   This amount was added to a $215,900 that was loaned to FFFC by HPI and the Company during 2008 and 2009 for a total amount of $304,403.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $88,503 included in other selling, general and administrative expenses on the Company’s statement of operations at December 31, 2010.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the year ended December 31, 2010.

As of December 31, 2009, the Company had $467 notes receivable from a non-affiliate.  This amount was due on demand, carried an interest rate of 8% and had accrued interest payable of $25.  This amount plus total accrued interest of $34 was repaid during the year ended December 31, 2010 leaving no balance due.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

During the year ended December 31, 2010, the Company sold 15,037,500 shares of its common stock to accredited investors for total proceeds of $234,801, or the equivalent of $0.016 per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In December 2010, we issued 1,724,138 shares of our common stock upon the conversion of $10,000 of our 2010 Convertible Notes.  In addition to the face value of the notes, the Company recorded $7,958 in additional expense for the derivative liability for a total cost to the Company of $17,958 or a price equaling $0.01 per share.

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

In November 2009, we issued a warrant to purchase up to 25,000 shares of our common stock to pursuant to a consulting agreement to a non-affiliate.  The fair value of the warrant totaling $2,475 was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
11/1/2009	$2,475	3 Years	$0.12	$0.11	193%	1.38%

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API. These warrants were to vest in three tranches including one-third upon issuance, one-third on May 5, 2010, and the final third on May 5, 2011.  The warrants expire five years from their vesting dates or May 5, 2014, May 5, 2015 and May 5, 2016, respectively, and have an exercise price of $0.13 per share, the market price for the Company’s common stock on the issue date.  These shares were valued at $4,134,595 based upon the Black Scholes option pricing model.  The immediately vested warrants valued at $1,374,647 were immediately expensed at issuance in 2009.  The remaining a portion of these warrants vest over a two year period, the value of those portions that vest in 2010 and 2011 totaling $2,759,948 will be expensed over the one and two year vesting life of the warrants.  As of June 30, 2010, a total of $1,895,023 was expensed on the 2010 and 2011 warrants for a total of $3,269,670.  For the nine months ended September 30, 2010, $516,825 was expensed on these warrants and recorded as "stock based compensation expense".

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

In June 2010, the Company agreed to issue new warrants to these warrant holders upon  the condition that each holder agreed to cancel the previously issued warrants.  Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued.  These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.05 per share.  These shares were valued at $1,085,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2010.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
June 2, 2010	$1,085,000	5 years	$0.05	$0.03	238%	2.13%

A summary of the activity of the Company’s outstanding warrants at December 31, 2009 and December 31, 2010 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2009	60,490,263	$0.15	$0.10

Granted	35,000,000	0.05	0.03
Expired/Cancelled	34,317,235	0.16	0.13
Exercised	-	-	-

Outstanding and exercisable at December 31, 2010	61,173,028	$0.09	$0.13

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.50	392,000	$0.50	0.1 years

$0.25	27,500	0.25	0.4 years

$0.10 to $0.18	24,603,528	0.13	1.5 years

$0.05 to $0.06	36,150,000	0.05	2.8 years

	61,173,028	$0.09	2.0 years

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

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

During the three months ended March 31, 2010, the Company granted officers, directors and consultants 8,650,000 options to purchase shares of common stock at an exercise price of $0.041 per share (the market value of the common stock on the date of each grant).  The options were valued at $354,650 based upon the Black-Scholes option pricing model.  The options were fully-vested at the date of the grant and therefore the Company recorded $354,650 of stock based compensation expense as of the issue date.

The fair value of the stock options was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Exercise Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
March 2010	$354,650	5 years	$0.041	$0.041	236%	2.38%

All options outstanding at December 31, 2010 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2009 and at December 31, 2010 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	425,000	$0.35	3.00	$0

Options granted	-	-	-	-

Outstanding at December 31, 2010	425,000	$0.35	2.00	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2009	11,350,000	$0.10	4.5	$0

Options granted	8,650,000	$0.04	4.2	$0

Outstanding at December 31, 2010	20,000,000	$0.075	3.7	$0

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  During that period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees.  During the year ended December 31, 2009, $4,892 of this amount was paid and the Company accrued estimated penalty and interest expense totaling $19,482 leaving a balance of $67,166.  During the year ended December 31, 2010, no further amounts were paid and the Company recorded additional estimated penalty and interest expense of $13,708 for an estimated balance due at that date of $80,874.  This amount is included on the balance sheets at December 31, 2010 and 2009 as “payroll liabilities”.

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

License Agreement

In August 2008, the Company executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which the Company was to acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company had been funding from September 2004 until the acquisition of HPI and API.  As of March 1, 2010, the Company had failed to pay the technology access fee and related expenses totaling $53,747.  As a result, on March 1, 2010 the licensors declared a default under the License Agreement and gave the Company until April 1, 2010 to cure the default.  The Company did not cure the default therefore as of April 1, 2010, the license agreement was terminated.

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

In addition, the Company is obligated to pay certain common area maintenance fees that currently total $1,886 per month, which may increase in the future.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Arbitration Proceedings

In connection with HPI's acquisition of the Hydrogen Power, Inc. assets, the acquisition of certain intellectual property of Hydrogen Power, Inc. was disputed.  As a result, the Company’s counsel appeared in an arbitration proceeding to determine the ownership of this intellectual property, although the Company was not a party to the arbitration proceeding.  The parties to the arbitration and other parties to related litigation reached a settlement agreement which resolves the disputes in the arbitration.  The Company has chosen to be a party to the settlement agreement through which the Company will receive a full release of any potential claims against them from any of the opposing parties.  The settlement agreement has been approved by the receiver of the Hydrogen Power, Inc. and is therefore final.

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2010 and 2009:

	For the year ended December 31,	For the year ended December 31
	2010	2009

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2010, deferred tax assets consisted of a net tax asset of $6,107,700, due to operating loss carry forwards of $15,810,796, which was fully allowed for, in the valuation allowance of $6,107,700.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2010 was $1,895,400 based on the $4,212,300 reported by the Company at December 31, 2009.  The net operating loss carry forward expires through the year 2030.

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

NOTE 9. SUBSEQUENT EVENTS

During the three months ended March 31, 2011, the holder of the Company's 2010 Convertible Notes converted $50,000 in principal and $2,400 in accrued interest into a total of 15,281,184 shares of the Company's common stock.  The represents an average exercise price of $0.0034 per share although the Company will record additional expense related to these conversions in the first quarter ending March 31, 2011 due to the beneficial conversion feature on the shares issued.

In February 2011, the holder of certain promissory notes converted $42,849 in principal into 9,020,935 shares of the company's common stock at a conversion price of $0.00475, which included a discount of 25% off of the average three day closing price for our common stock of $0.0063.  Accordingly, an additional beneficial conversion expense will be recorded in the first quarter of 2011 for the difference between the market price and conversion price on the date of conversion.