Form 10-Q
period 2011-03-31
AlumiFuel Power Corp
filed 2011-05-23
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2011

     .     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 (Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

Number of shares of common stock outstanding at May 1, 2011: 376,327,107

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash	$9,784	$11,213
Accounts receivable	—	—
Deposits	—	—
Prepaid expenses	29,326	588
Notes receivable (Note 5)	—	—
Other current assets	—	—
Total current assets	39,110	11,801

Property and equipment, less accumulated depreciation
of $4,587 (2011) and $3,881 (2010)	9,520	10,226
Deferred debt issuance costs (Note 4)	68,509	80,988
Total long-term assets	78,029	91,214
Total assets	$117,139	$103,015

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$409,859	$290,661
Accounts payable, other	464,328	463,916
Derivative liability, convertible notes payable (Note 4)	442,661	955,222
Notes payable, related party (Note 3)	162,647	128,541
Notes payable, other (Note 4)	234,008	221,174
Convertible notes payable, net of discount of
56,273 (2011) and 33,333 (2010) (Note 4)	85,843	106,667
Payroll liabilities (Note 7)	84,391	80,874
Accrued expenses	103,680	44,324
Accrued interest payable:
Interest payable, convertible notes (Note 4)	42,630	37,607
Interest payable, related party notes (Note 3)	11,685	10,010
Interest payable, notes payable other (Note 4)	21,812	7,940
Total current liabilities	2,063,545	2,346,936

Long-term convertible notes payable net of current portion,
net of discount of $167,361 (2011) and $191,944 (2010) (Note 4)	127,639	103,056
Total long-term liabilities	127,639	103,056
	2,191,184	2,449,992

Commitments and contingencies	—	—
Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2010) and -0- (2009) shares
issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,
364,361,137 (2011) and 333,259,019 (2010) shares
issued and outstanding	364,361	333,259
Additional paid-in capital	14,534,211	13,908,015
Accumulated deficit	(16,938,950)	(16,560,796)
Total shareholders' deficit of the Company	(2,040,378)	(2,319,522)

Non-controlling interest (Note 1)	(33,666)	(27,455)
Total shareholders' deficit	(2,074,044)	(2,346,977)
Total liabilities and shareholders' deficit	$117,139	$103,015

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2011	2010

Revenue (Note 2)	$2,574	$38,940

Operating costs and expenses:
Reactor production	123	35,399
Product development expense	830	14,433
Selling, general and administrative expenses
Related party (Note 3)	115,600	55,196
Stock-based compensation (Note 9)	320,833	989,350
(Gain) loss on debt extinguishment (Note 1)	-	-
Depreciation	706	462
Other (Note 6)	236,042	391,841

Total operating costs and expenses	(674,135)	(1,486,681)

Loss from operations	(671,561)	(1,447,741)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 4)	(55,760)	(34,722)
Interest expense (Notes 3 & 4)	(92,955)	(79,866)
Fair value adjustment of derivative liabilities (Note 4)	442,122	191,334

	293,407	76,746

Loss before income taxes	(378,154)	(1,370,995)

Income tax provision (Note 8)	-	-

Net loss	(378,154)	(1,370,995)

Net loss attributable to non-controlling interest (Note 1)	36,553	1,877

Net loss attributable to Company	$(341,601)	$(1,369,118)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares
outstanding (Notes 1 & 9)	349,757,997	296,441,877

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Three months ended March 31, 2011

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Non- controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2010	333,259,019	$333,259	$13,908,015	$(16,560,796)	$(27,455)	$(2,346,978)

January through March 2011, issuance of common
stock to convertible noteholders (Notes 4 & 9)	16,081,183	16,081	162,874	-	-	178,955

February 2011, issuance of common stock
for consulting agreements (Note 9)	6,000,000	6,000	294,000	-	-	300,000

February 2011, issuance of common stock
to on conversion of debt (Note 3 & 9)	9,020,935	9,021	48,112	-	-	57,133

February 2011, issuance of subsidiary warrants
upon issuance of notes payable (Notes 4 & 9)	-	-	45,000	-	-	45,000

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	76,211	-	(42,764)	33,447

Net loss	-	-	-	(378,154)	36,553	(341,601)

Balance at March 31, 2011	364,361,137	$364,361	$14,534,212	$(16,938,950)	$(33,666)	$(2,074,044)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(378,154)	$(1,370,995)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	45,000	-
Stock based compensation (Note 9)	320,833	989,350
Shares issued for services (Note 9)	-	62,585
Debt issuance costs (Note 4)	12,479	-
Beneficial conversion feature (Note 9)	14,284	-
Allowance for bad debt (Note 5)	-	16,403
Depreciation and amortization	706	15,995
(Decrease) increase in derivative liability (Note 4)	(442,122)	(191,334)
Amortization of discount on debentures payable (Note 4)	55,760	34,722
Changes in operating assets and liabilities:
Accounts and other receivables	-	(38,949)
Prepaid expenses and other assets	429	20,247
Accounts payable and accrued expenses	63,282	36,083
Related party payables (Note 3)	119,199	54,847
Interest payable	22,968	10,416
Net cash used in operating activities	(165,336)	(360,630)

Cash flows from investing activities:
Purchase of equipment	-	(4,869)
Issuance of notes receivable (Note 5)	-	(16,403)
Payments received on notes receivable (Note 5)	-	-
Net cash used in investing activities	-	(21,272)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	-	55,000
Proceeds from convertible notes (Note 4)	54,116	-
Proceeds from notes payable, related (Note 3)	119,400	26,000
Proceeds from notes payable, other (Note 4)	176,950	91,500
Proceeds from sales of common stock (Note 9)	-	209,800
Proceeds from sales of subsidiary equity (Note 1)	20,000	87,900
Payments on notes payable (Note 4)	(164,115)	(2,245)
Payments on notes payable, related (Note 3)	(42,444)	(40,083)
Payments to placement agents (Note 4)	-	(7,230)
Net cash provided by financing activities	163,907	420,642
Net change in cash and cash equivalents	(1,429)	38,740

Cash and cash equivalents:
Beginning of period	11,213	17,262
End of period	$9,784	$56,002

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$7,908	$4,224

Noncash financing transactions:
Notes and interest payable converted to stock	$45,249	$-
Notes and interest payable converted to stock, related	$42,849	$-

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month periods ended March 31, 2011 and 2010 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”) and 83% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  All of the intercompany accounts have been eliminated in consolidation.   The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2010, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through March 31, 2011, and has an accumulated deficit of $16,938,950 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

FastFunds Financial Corporation Shares

As part of the acquisition of HPI  and API, the Company received 3,500,000 shares of FastFunds Financial Corporation common stock.  These shares are being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds recorded net losses of nearly $2,000,000 during the previous two fiscal years, the investment was written down to zero as of December 31, 2009 and a history of continued losses by FastFunds in 2011 does not warrant any change as of March 31, 2011 in the opinion of management.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  During the year ended December 31, 2010, that amount totaled $700,000, which was eliminated as an intercompany account in the December 31, 2010 financial statements.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share during 2010.  As of March 31, 2011, AFPI has sold 5,852,333 shares of its common stock in private placements in exchange for $591,900.  AFPI also issued 29,531 shares of common stock upon the cashless exercise of 35,000 warrants and 1,000,000 shares issued to officers, directors and consultants for $100,000 in management fees due them.  An additional 30,000 shares were issued upon the conversion of debt totaling $3,000.  In addition, AFPI has issued shares to consultants including 7,500,000 shares valued at $750,000 in 2010 and  500,000 shares valued at $50,000 in 2011. As a result, the total number of AFPI shares outstanding at March 31, 2011 was 54,911,864, of which 14,911,864 is held by shareholders other than the Company representing 27.2% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $(33,666) based on AFPI's outstanding total equity of $(123,973) at March 31, 2011.  In addition, $36,553 in the net loss of AFPI for the three months ended December 31, 2011 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at March 31, 2011 were $-0-.

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

Financial Instruments

At March 31, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2011 and March 31, 2010, as the impact of the potential common shares, which totaled approximately 224,359,000 (March 31, 2011) and 93,346,507 (March 31, 2010), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three month periods ended March 31, 2011 and March 31, 2010 is equal to basic loss per share.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues are recognized upon shipment of the product to the customer. Payment terms are typically 30 to 60 days net due following order delivery, depending on the customer.

During the three month period ended March 31, 2011 the Company recorded revenue totaling $2,574 related to work as a subcontractor for a U.S. Navy research contract.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 at March 31, 2011.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $33,000 for the three month period ended March 31, 2011.   As of March 31, 2011, the Company owed $99,792 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the three month period ended March 31, 2011, the Company expensed $2,550 under this bonus plan, and a balance of $5,998 remained unpaid at that date.

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the three month period ended March 31, 2011, these management fees totaled $58,500, $19,500 of which was recorded as legal and accounting expense during the period.  As of March 31, 2011, the Company owed $291,930 in accrued management fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $3,600 for the three months ended March 31, 2011.

Accounts payable to related parties consisted of the following at March 31, 2011:

Management fees, rent and bonus payable to officers	$397,720

Accrued expenses payable to subsidiary officer	12,139

Total accounts payable, related party	$409,859

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $1,718 in principal due at December 31, 2010 and an additional $27,200 loaned during the three month period ended March 31, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the three months ended March 31, 2011, $12,581 in principal and $117 in accrued was paid on these notes leaving $16,336 in principal and $218 in accrued interest due at March 31, 2011.

During the year ended December 31, 2010, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand.  Of this amount, $2,988 in principal and $12 in accrued interest was repaid during 2010 and no payment were made in 2011.  As of March 31, 2011 there was a principal balance of $1,511 with accrued interest of $31 payable.

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  As of December 31, 2010, $78,999 in principal was due and an additional $12,500 was loaned during the three months ended March 31, 2011.  During the three month period ended March 31, 2011, $42,849 of these notes were converted to 9,020,935 shares of our common stock.  As a result of these transactions, $48,650 in principal  and $9,481 in accrued interest remained outstanding on all notes payable to the trust at March 31, 2011.

During the three months ended March 31, 2011, the Company issued promissory notes to a company owned by its president totaling $46,000, which had $17,346 in notes outstanding at December 31, 2010.  The notes bear an interest rate of 8% per annum and are due on demand.  During the three month period ended March 31, 2011, $17,628 in principal and $172 in interest was repaid leaving a principal balance of $45,718 on these notes and $246 in accrued interest payable at that date.

The Company has executed two promissory notes with a company affiliated with the Company’s officers.  These note carry an interest rate of 8% per annum and are due on demand.  As of March 31, 2011 all  $1,800 in principal and $85 in accrued interest was payable on these notes.

At December 31, 2010, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  As of March 31, 2011, the Company owed $2,165 in principal and $151 in accrued interest on these notes.

The Company has issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  As of March 31, 2011, $5,000 in principal and $786 in accrued interest remained outstanding on this note.

As of December 31, 2010, a company owned by the Company's officers was owed $201 on a promissory note that is due on demand and carries an interest rate of 8%.  As of March 31, 2011 a principal balance of $201 with accrued interest of $4 was due.

During the year ended December 31, 2010, a corporation affiliated with the Company's officers loaned $19,800 to the Company while an additional $28,600 was loaned during the three months ended March 31, 2011.  These notes are due on demand and carry and interest rate of 8% per annum.  During the three month period ended March 31, 2011, $7,134 was repaid on these notes.  Accordingly, as of march 31, 2011, $41,266 in principal and $448 in accrued interest was due and payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers.  Following those conversions, $235 in interest remained due and payable, which was outstanding at March 31, 2011.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total

Total notes and interest payable to related parties consisted of the following at March 31, 2011:

Notes payable to officers; interest at 8% and due on demand	$17,847

Notes payable to affiliates of Company officers; interest at 8% and due on demand	144,800

Notes payable, related party	162,647

Interest payable related party	11,685

Total principal and interest payable, related party	$174,332

Note 4: Notes Payable

AlumiFuel Power Corporation

As of December 31, 2010, $16,558 in principal was outstanding on certain demand promissory notes from an unaffiliated third party with interest payable at 8%.  During the three month period ended March 31, 2011, $16,950 in additional loans were received from this entity.  Also during the quarter, this entity sold the principal balance on $16,500 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount.  Accordingly, as of March 31, 2011, there was a principal balance of $17,008 and accrued interest of $1,602 payable on these notes.

As of December 31, 2010, the Company owed $29,616 to an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  During the three months ended March 31, 2011, the noteholder sold the principal balance on $21,616 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount.  As a result, as of March 31, 2011 $8,000 in principal and $1,559 in accrued interest was payable on these notes.

During the year ended December 31, 2010, the Company borrowed $25,000 from an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  During the three month period ended March 31, 2011, this entity sold the principal balance on $16,000 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount.  Accordingly, as of March 31, 2011, there was a principal balance of $9,000 and accrued interest of $1,296 payable on these notes.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57.  This amount remained unpaid as of March 31, 2011.

AlumiFuel Power International, Inc.

In September 2010, the Company issued a promissory note totaling $100,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  During the quarter ended March 31, 2011, $7,000 in accrued interest and fees was paid on this note.  As a result, as of March 31, 2011, the entire principal balance of this notes remained unpaid with accrued interest and fees due of $8,033.

In September 2010, the Company issued a promissory note totaling $50,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  As a result, as of March 31, 2011, the entire principal balance of this notes remained unpaid with accrued interest and fees due of $7,549.

In February 2011, the above noteholder loaned the Company an additional $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the quarter leaving a balance due on this note of $25,000 at March 31, 2011 with interest due of $551.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2011, an unaffiliated third party loaned the Company $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the quarter leaving a balance due on this note of $25,000 at March 31, 2011 with interest due of $518.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties.  Following those conversions, $647 in interest remained due and payable, which was outstanding at March 31, 2011.

Total

Notes and interest payable to others consisted of the following at March 31, 2011:

Notes payable, non-affiliates; interest at 8% and due on demand	$234,008

Interest payable, non-affiliates	21,812

Total principal and interest payable, other	$255,820

AlumiFuel Power Corporation Convertible Promissory Notes and Debentures

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  As the September Note was not repaid by its due date, a default interest rate of 18% per annum began to accrue as of December 4, 2009.  The entire principal balance of this note plus accrued interest of $8,043 was payable at March 31, 2011.

Convertible Notes and Debentures with Embedded Derivatives:

From time-to-time, we issue convertible promissory notes and debentures with conversion features that we have determined represent an embedded derivative they are convertible into a variable number of shares upon conversion. Accordingly, these notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the notes in the period in which they are issued. Such discount is accreted from the date of issuance to the maturity dates corresponding notes. The change in the fair value of the liability for derivative contracts is credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the corresponding notes are stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which is recorded using the residual proceeds to the conversion option attributed to the debt.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the debentures.  In addition, if the closing bid price of the Common Stock is below $0.05 on three (3) consecutive trading days, then the Company shall seek to implement a reverse stock split in a ratio of at least one-for-five.  On March 10, 2010, the Company was notified by the placement that the closing bid price of the Common Stock was below $0.05 on three (3) consecutive trading days and made demand under the agreement that the Company seek shareholder approval for a reverse stock split.  As of the filing of this report, the Company has not convened a meeting of stockholders to consider the reverse split.

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2011, $120,858 of these costs had been expensed as debt issuance costs.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2010, the debenture holders converted $140,000 in face value of the debentures to 6,222,216 shares of our common stock, or $0.022 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $163,333 and as of December 31, 2010, the total face value of the Debentures outstanding is $295,000.

At March 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to March 31, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $191,523 resulting in a derivative liability balance of $314,667 at March 31, 2011.

The fair value of the Debentures was calculated at March 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$314,667	3 years	$0.0038	188%	1.25%

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

We received net proceeds from the 2010 Convertible Notes of $112,000 after debt issuance costs of $8,000 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes or such shorter period as the 2010 Convertible Notes may be outstanding.  Accordingly, as the 2010 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2011, $7,444 of these costs had been expensed as debt issuance costs.

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

In December 2010, the debenture holders converted $10,000 in face value of the debentures to 1,724,138 shares of our common stock, or $0.0058 per share.  During the three month period ended March 31, 2011, the debenture holders converted $50,000 in face value of the debentures plus $2,400 in interest to 15,281,183 shares of our common stock, or $0.0034 per share.  This fully converted and extinguished the May Note.   As a result of these transactions, the Company recorded a decrease to the derivative liability of $129,376 and as of March 31, 2011, and the total face value of the Debentures outstanding was $60,000.

At March 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2010 Convertible Notes.  Therefore, for the period from their issuance to March 31, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $53,373 resulting in a derivative liability balance of $65,455 at March 31, 2011.

The fair value of the 2010 Convertible Notes was calculated at March 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$65,455	9 months	$0.0028	145%	0.21%

March 2011 Notes

In March 2011, three holders of certain demand promissory notes issued by the Company totaling $54,116 sold them to an unaffiliated third party investor.  As part of this transaction, the Company agreed to re-issue new one-year convertible notes to the new holder (the "March 2011 Notes").  These notes in the amounts of $21,616, $16,500 and $16,000 mature in March 2012, carry an interest rate of 12% and are convertible into shares of our common stock at a 50% discount to the lowest trading price in the three days prior to conversion.  The Company may prepay the notes at any time they remain outstanding at 150% of the outstanding principal balance, however, the holder may convert the notes to stock within three days of such notice.

The beneficial conversion feature (an embedded derivative) included in the March 2011 Notes resulted in an initial debt discount of $54,515 and an initial loss on the valuation of derivative liabilities of $30,772 for a derivative liability balance of $84,888 at issuance.

The fair value of the March 2011 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/11/2011	$84,888	1 year	$0.0026	$0.006	152%	0.27%

In March 2011, the debenture holders converted $2,000 in face value of the debentures to 800,000 shares of our common stock, or $0.0025 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $3,137 and as of March 31, 2011, and the total face value of the Debentures outstanding was $52,116.

At March 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding March 2011 Notes.  Therefore, for the period from their issuance to March 31, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $22,349 resulting in a derivative liability balance of $62,539 at March 31, 2011.

The fair value of the March 2011 Notes was calculated at March 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$62,539	1 year	$0.0025	152%	0.27%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total

Total debentures and convertible notes and interest payable consisted of the following at March 31, 2011:

Short-term liabilities:

September 2008 convertible note; non-affiliate; interest at 12% with a default rate of 18% since December 4, 2009 due date	$30,000

June 2010 Convertible note; non-affiliate; interest at 8%; due February 28, 2011; $30,000 face value net of discount of $30,000	30,000

August 2010 Convertible note; non-affiliate; interest at 8%; due May 26, 2011; $30,000 face value net of discount of $6,667	23,333

March 2011 Convertible notes; non-affiliate, interest at 12%; due March 2011; $52,116 face value net of discount of $49,606	2,510

Total short-term convertible notes	$85,843

Interest payable, short-term convertible notes	12,507

Total principal and interest payable, short-term convertible notes	$98,350

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $295,000 face value; net of discount of $167,361	$127,639

Interest payable, long-term convertible notes	30,123

Total principal and interest payable, other	$157,762

Note 5:  Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations.   This amount totaled $304,403 at December 31, 2010.  No loans were made during the three months ended March 31, 2011.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $304,403 in prior periods.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended March 31, 2011.

Note 6:  Other Expense

Other expense for the three and nine month periods ended March 31, 2011 and March 31, 2010 consisted of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010
General and administrative	$69,072	$98,142
Salaries and employee benefits	112,989	102,798
Legal and accounting	24,060	33,068
Professional services	29,921	157,833
	$236,042	$391,841

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $80,875 at December 31, 2010.  The company recorded additional expense of $3,517 during the three months ended March 31, 2011 leaving a balance due of $84,392 as of that date. This amount is included on the balance sheets at March 31, 2011 as “payroll liabilities”.

Note 8:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9:  Capital Stock

Common Stock

During the period three month period ended March 31, 2011, the Company issued 15,281,183 shares of our common stock upon the conversion of $52,400 in principal and interest on our 2010 Convertible Notes.  In addition to the face value of the notes, the Company recorded $121,418 in additional expense for the derivative liability for a total cost to the Company of $173,818 or a price equaling $0.011 per share.

In March 2011, the Company issued 800,000 shares of our common stock upon the conversion of $2,000 in principal and interest on our March 2011 Notes.  In addition to the face value of the notes, the Company recorded $3,137 in additional expense for the derivative liability for a total cost to the Company of $5,137 or a price equaling $0.006 per share.

In February 2011, we issued 6,000,000 shares valued at $300,000 to a third party pursuant to shares issued in a consulting agreement.  These shares were valued at $0.005 per share, the market price for our common stock on the date of issuance and this amount was recorded as stock based compensation.

In February 2011, we issued 9,020,935 shares of our common stock to a noteholder upon conversion of $42,849 in promissory notes.  In addition to the face value of the notes, the Company recorded $14,283 in additional expense for a 25% discount to the market price for a total cost to the Company of $57,132 or a price equaling $0.006 per share.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2010 and March 31, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2010	61,173,028	$0.09	$0.12

Granted	-	-	-
Expired/Cancelled	392,000	0.50	-
Exercised	-	-	-

Outstanding and exercisable at March 31, 2011	60,781,028	$0.08	$0.13

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2010:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.25	27,500	$0.25	0.1 years

$0.10 to $0.18	24,603,528	0.13	1.2 years

$0.05 to $0.06	36,150,000	0.05	2.7 years

	60,781,028	$0.08	2.0 years

In February 2011, the Company issued warrants to purchase up to 300,000 shares of common stock in its operating subsidiary, AFPI, to three unaffiliated investors in connection with the issuance of notes payable to AFPI.  The warrants are exercisable for a period of three years at an exercise price of $0.15 per share.  Because there is no trading market for AFPI's common stock at the issue date, the Company valued these warrants at the price of the most recent private placement sales of AFPI's common stock, or $0.15 per share.  Accordingly, additional interest expense of $45,000 was recorded for the value of these warrants at issuance.

Stock Options

All options outstanding at March 31, 2011 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2010 and at March 31, 2011 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	425,000	$0.35	2.00	$0

Options granted	-	-	-	-

Outstanding at March 31, 2011	425,000	$0.35	1.75	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	20,000,000	$0.075	3.7	$0

Options granted	-	-	-	-

Outstanding at March 31, 2011	20,000,000	$0.075	3.4	$0

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:  Subsequent Events

During the three period from April 1, 2011 to May 15, 2011, the holders of certain of the Company's convertible notes converted $56,116 in principal into a total of 27,313,796 shares of the Company's common stock.  The represents an average exercise price of $0.0021 per share although the Company will record additional expense related to these conversions in the first quarter ending June 30, 2011 due to the beneficial conversion feature on the shares issued.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2010 and 2009.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  In 2010 API sold three PBIS-1000 units totaling $38,940 to Kaymont Consolidated for an unspecified military customer.  During the three month period ended March 31, 2011 the Company reported $2,574 in fee revenue related to a U.S. Department of the Navy R&D contract for a new hydrogen source to power future Unmanned Undersea Vehicles as a subcontractor to Ingenium Technologies, Inc.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently pursing other funding opportunities with German institutional investors and completed the listing of its common stock on the Deutsche Börse - Frankfurt Stock Exchange in September 2010.  Although the stock is now listed on the Frankfurt exchange under the trading symbol "9AP", to date there has been no meaningful trading volume in the common stock.  In addition, the Company may risk a delisting of its securities based on the implementation of a new continuous auction trading platform that will require a full order book at all times for both bids and asks.  In addition, effective September 30, 2011, the Deutsche Börse is requiring that all companies must submit an accountant's letter certifying that it have a net asset value of at least Euro 0.10 per share.  At this time, the Company would not be in compliance with that requirement.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2010 and March 31, 2011, we anticipate we will require over the next twelve months approximately $1,600,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through the anticipated production of the PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.  In addition, the Company is pursuing funding opportunities in Europe for its AFPI international subsidiary.  In addition, the recently announced non-binding memorandum of understanding for a financing of approximately $7.5 million through the sale of common stock of AFPI owned by the Company is not anticipated to occur, however, the Company is presently in discussions with several parties regarding alternative financing opportunities.  No agreements or understanding have been executed as of the filing of this report.

During the three months ended March 31, 2011, we received a net of approximately $163,907 from our financing activities, primarily from the issuance of notes and debentures payable from various sources totaling $350,466.  This was offset by payments on notes payable totaling $206,559.  This compared to cash provided by financing activities of $420,642 in the three months ended March 31, 2010 derived primarily from proceeds from the issuance of equity from both the Company and AFPI totaling $297,700 along with the issuance of debenture and notes of $172,500.  This was offset by payments on notes payable of $42,328 and payments to placement agents of $7,230.

In the three month period ended March 31, 2011, net cash used in operating activities was $165,336.  This compared to net cash used in operating activities of $360,630 for three month period ended March 31, 2010.  The 2011 amount included a $378,154 net loss that included approximately $6,940 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock based compensation expense offset by the decrease in derivative liability on the Company's convertible notes and debentures.  This compares to a net loss of $1,370,995 in the three months ended March 31, 2010 that included a non-cash loss of approximately $927,721 primarily from stock based compensation of $989,350 related to the issuance of warrants and stock options.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs.  This includes no assurance that we will be successful in our efforts to raise capital through sales of AFPI common stock on the European markets. Our inability to access various capital markets or acceptable financing could have a material effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt instruments and equity financing to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities could result in significant dilution to our current shareholders.

(b)

Results of Operations

Three Month Period ended March 31, 2011 vs. March 31, 2010

For the three month period ended March 31, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project versus $38,940 from the sales of three PBIS-1000 production units and Reactor Cans to fuel those units in 2010.  Our total operating costs and expenses in 2011 were $674,135 versus $1,486,681 for the three month period in 2010.  Reactor production costs were $123 for the three months ended March 31, 2011 as the Company worked with a customer to upgrade existing units as compared to $35,399 in the three months ended March 31, 2010.  The loss also included $115,600 and $55,196 in 2011 and 2010, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were higher in 2011 with the addition of management fees of AFPI.  Product development expense decreased significantly at $830 for the three months ended March 31, 2011 versus $14,433 for the three months ended March 31, 2010 as the PBIS-1000 is now ready for production.  The 2011 expense also includes $320,833 in stock based compensation primarily for costs related to the issuance of common stock to consultants.  Stock based compensation expense totaled $989,350 in the three months ended March 31, 2011 primarily from the issuances of warrants in 2009 related to the acquisition of HPI and API as well as stock options in 2010.

The balance of $236,042 and $391,841 for “other” SG&A expenses in the periods ended March 31, 2011 and March 31, 2010 was comprised of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010
General and administrative	$69,072	$98,142
Salaries and employee benefits	112,989	102,798
Legal and accounting	24,060	33,068
Professional services	29,921	157,833
	$236,042	$391,841

The “other” SG&A expense during the three months ended March 31, 2011 included a decrease in general and administrative expenses as the Company's worked to keep costs down.  Salaries and benefits increased slightly due to increased benefits costs.   Legal and accounting costs also decreased slightly.  Professional services decreased significantly as the Company had significant decreases in consulting fees during the 2011 period as compared to the 2010 period.

The company recorded $293,407 in “other income (expense)” during the three months ended March 31, 2011 as compared to $76,746 in the three months ended March 31, 2011.  This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as portions were converted to common stock during the period.  The Company experienced increases in interest expense with the addition of additional notes payable in the 2011 period versus the 2010 period as the Company continued borrowing to maintain working capital for operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2011 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the period three month period ended March 31, 2011, the Company issued 15,281,183 shares of our common stock upon the conversion of $52,400 in principal and interest on our 2010 Convertible Notes.  In addition to the face value of the notes, the Company recorded $121,418 in additional expense for the derivative liability for a total cost to the Company of $173,818 or a price equaling $0.011 per share.

In March 2011, the Company issued 800,000 shares of our common stock upon the conversion of $2,000 in principal and interest on our March 2011 Notes.  In addition to the face value of the notes, the Company recorded $3,137 in additional expense for the derivative liability for a total cost to the Company of $5,137 or a price equaling $0.006 per share.

In February 2011, we issued 6,000,000 shares valued at $300,000 to a third party pursuant to shares issued in a consulting agreement.  These shares were valued at $0.005 per share, the market price for our common stock on the date of issuance and this amount was recorded as stock based compensation.

In February 2011, we issued 9,020,935 shares of our common stock to a noteholder upon conversion of $42,849 in promissory notes.  In addition to the face value of the notes, the Company recorded $14,283 in additional expense for a 25% discount to the market price for a total cost to the Company of $57,132 or a price equaling $0.006 per share.

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: May 23, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer