Form 10-Q
period 2011-06-30
AlumiFuel Power Corp
filed 2011-08-19
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2011

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

Number of shares of common stock outstanding at August 1, 2011: 454,231,718

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

See Accompanying notes to financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash	$8,797	$11,213
Accounts receivable	—	—
Deposits	—	—
Prepaid expenses	4,167	588
Notes receivable (Note 5)	—	—
Other current assets	—	—
Total current assets	12,964	11,801

Property and equipment, less accumulated depreciation
of $5,293 (2011) and $3,881 (2010)	8,814	10,226
Deferred debt issuance costs (Note 4)	56,506	80,988
Total long-term assets	65,320	91,214
Total assets	$78,284	$103,015

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$509,418	$290,661
Accounts payable, other	468,158	463,916
Derivative liability, convertible notes payable (Note 4)	600,001	955,222
Notes payable, related party (Note 3)	236,881	128,541
Notes payable, other (Note 4)	278,508	221,174
Convertible notes payable, net of discount of
29,167 (2011) and 33,333 (2010) (Note 4)	5,833	106,667
Payroll liabilities (Note 7)	87,944	80,874
Accrued expenses	153,734	44,324
Accrued interest payable:
Interest payable, convertible notes (Note 4)	33,417	37,607
Interest payable, related party notes (Note 3)	14,609	10,010
Interest payable, notes payable other (Note 4)	34,537	7,940
Total current liabilities	2,423,041	2,346,936

Long-term convertible notes payable net of current portion,
net of discount of $117,361 (2011) and $191,944 (2010) (Note 4)	122,639	103,056
Total long-term liabilities	122,639	103,056
	2,545,680	2,449,992

Commitments and contingencies	—	—
Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- (2011) and -0- (2010) shares
issued and outstanding	—	—
Common stock, $.001 par value; 500,000,000 shares authorized,
454,231,718 (2011) and 333,259,019 (2010) shares
issued and outstanding	454,232	333,259
Additional paid-in capital	14,815,014	13,908,015
Accumulated deficit	(17,681,860)	(16,560,796)
Total shareholders' deficit of the Company	(2,412,615)	(2,319,522)
Non-controlling interest (Note 1)	(54,781)	(27,455)
Total shareholders' deficit	(2,467,396)	(2,346,977)
Total liabilities and shareholders' deficit	$78,284	$103,015

See Accompanying notes to financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue (Note 2)	$-	$-	$2,574	$38,940

Operating costs and expenses:
Reactor production	-	88,375	123	123,774
Product development expense	-	2,047	830	16,480
Selling, general and administrative expenses
Related party (Note 3)	102,525	71,836	218,125	127,032
Stock-based compensation (Note 9)	25,000	1,085,000	345,833	2,074,350
(Gain) loss on debt extinguishment (Note 1)	-	-	-	-
Depreciation	706	462	1,412	1,168
Other (Note 6)	214,744	361,750	450,787	753,347

Total operating costs and expenses	(342,975)	(1,609,470)	(1,017,110)	(3,096,151)

Loss from operations	(342,975)	(1,609,470)	(1,014,536)	(3,057,211)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 4)	(112,106)	(143,750)	(167,866)	(178,472)
Interest expense (Notes 3 & 4)	(41,367)	(26,131)	(134,322)	(105,997)
Fair value adjustment of derivative liabilities (Note 4)	(246,462)	(103,363)	195,660	87,971

	(399,935)	(273,244)	(106,528)	(196,498)

Loss before income taxes	(742,909)	(1,882,714)	(1,121,064)	(3,253,709)

Income tax provision (Note 8)	-		-	-

Net loss	(742,909)	(1,882,714)	(1,121,064)	(3,253,709)

Net loss attributable to non-controlling interest (Note 1)	21,114	33,198	57,667	35,075

Net loss attributable to Company	(721,795)	(1,849,516)	$(1,063,397)	$(3,218,634)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding (Notes 1 & 9)	415,705,838	309,339,089	370,477,533	301,143,018

See Accompanying notes to financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Six months ended June 30, 2011

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Non- controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2010	333,259,019	$333,259	$13,908,015	$(16,560,796)	$(27,455)	$(2,346,978)

January through March 2011, issuance of common stock to convertible noteholders (Notes 4 & 9)	16,081,183	16,081	162,874	-	-	178,955

February 2011, issuance of common stock for consulting agreements (Note 9)	6,000,000	6,000	294,000	-	-	300,000

February 2011, issuance of common stock to on conversion of debt (Note 3 & 9)	9,020,935	9,021	48,112	-	-	57,133

February 2011, issuance of subsidiary warrants upon isuance of notes payable (Notes 4 & 9)	-	-	45,000	-	-	45,000

April through June 2011, issuance of common stock to convertible noteholders (notes 4 & 9)	89,870,581	89,871	259,688	-	-	349,559

Issuance of equity by AlumiFuel Power International,Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	97,325	-	(84,993)	12,332

Net loss	-	-	-	(1,121,064)	57,667	(1,063,397)

Balance at June 30, 2011	454,231,718	$454,232	$14,815,014	$(17,681,860)	$(54,781)	$(2,467,396)

See Accompanying notes to financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,121,064)	$(3,253,709)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	45,000	-
Stock based compensation (Note 9)	345,833	2,074,350
Shares issued for services (Note 9)	-	66,677
Debt issuance costs (Note 4)	24,482	-
Beneficial conversion feature (Note 9)	27,107	-
Allowance for bad debt (Note 5)	-	60,903
Depreciation and amortization	1,412	77,097
(Decrease) increase in derivative liability (Note 4)	(195,660)	(87,971)
Amortization of discount on debentures payable (Note 4)	167,866	178,472
Changes in operating assets and liabilities:
Accounts and other receivables	-	492
Prepaid expenses and other assets	589	23,834
Accounts payable and accrued expenses	120,720	163,281
Related party payables (Note 3)	218,758	48,960
Interest payable	44,901	11,408
Net cash used in operating activities	(320,056)	(636,206)

Cash flows from investing activities:
Purchase of equipment	-	(4,869)
Issuance of notes receivable (Note 5)	-	(60,903)
Net cash used in investing activities	-	(65,772)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	-	145,000
Proceeds from convertible notes (Note 4)	35,000	-
Proceeds from notes payable, related (Note 3)	201,700	48,400
Proceeds from notes payable, other (Note 4)	221,450	150,000
Proceeds from sales of common stock (Note 9)	-	209,800
Prodeeds from sales of subsidiary equity (Note 1)	20,000	321,900
Payments on notes payable (Note 4)	(110,000)	(61,873)
Payments on notes payable, related (Note 3)	(50,510)	(84,505)
Payments to placement agents (Note 4)	-	(12,730)
Net cash provided by financing activities	317,640	715,992
Net change in cash and cash equivalents	(2,416)	14,014
Cash and cash equivalents:
Beginning of period	11,213	17,262
End of period	$8,797	$31,276
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$17,017	$24,376
Noncash financing transactions:
Notes and interest payable converted to stock	$212,897	$140,000
Notes and interest payable converted to stock, related	$42,849	$-

See Accompanying notes to financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2011 and 2010 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”) and 83% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through June 30, 2011, and has an accumulated deficit of $17,681,860 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

FastFunds Financial Corporation Shares

As part of the acquisition of HPI  and API, the Company received 3,500,000 shares of FastFunds Financial Corporation common stock.  These shares are being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds recorded net losses of nearly $2,000,000 during the previous two fiscal years, the investment was written down to zero as of December 31, 2009 and a history of continued losses by FastFunds in 2011 does not warrant any change as of June 30, 2011 in the opinion of management.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  During the year ended December 31, 2010, that amount totaled $700,000, which was eliminated as an intercompany account in the December 31, 2010 financial statements.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share during 2010.  As of June 30, 2011, AFPI has sold 5,852,333 shares of its common stock in private placements in exchange for $591,900.  AFPI also issued 29,531 shares of common stock upon the cashless exercise of 35,000 warrants and 1,000,000 shares issued to officers, directors and consultants for $100,000 in management fees due them.  An additional 30,000 shares were issued upon the conversion of debt totaling $3,000.  In addition, AFPI has issued shares to consultants including 7,500,000 shares valued at $750,000 in 2010 and  500,000 shares valued at $50,000 in 2011. As a result, the total number of AFPI shares outstanding at June 30, 2011 was 54,911,864, of which 14,911,864 is held by shareholders other than the Company representing 27.2% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $(54,781) based on AFPI's outstanding total equity of $(201,722) at June 30, 2011.  In addition, $57,667 in the net loss of AFPI for the six months ended June 30, 2011 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at June 30, 2011 were $-0-.

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

Financial Instruments

At June 30, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2011 and June 30, 2010, as the impact of the potential common shares, which totaled approximately 231,178,500 (June 30, 2011) and 117,829,500 (June 30, 2010), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and six month periods ended June 30, 2011 and June 30, 2010 is equal to basic loss per share.

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

During the six month period ended June 30, 2011 the Company recorded revenue totaling $2,574 related to work as a subcontractor for a U.S. Navy research contract.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 at June 30, 2011.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $66,000 for the six month period ended June 30, 2011.   As of June 30, 2011, the Company owed $158,792 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the six month period ended June 30, 2011, the Company expensed $3,075 under this bonus plan, and a balance of $2,911 remained unpaid at that date.

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the six month period ended June 30, 2011, these management fees totaled $117,000, $39,000 of which was recorded as legal and accounting expense during the period.  As of June 30, 2011, the Company owed $331,926 in accrued management fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $7,200 for the six months ended June 30, 2011, at which time $2,400 remained unpaid.

Accounts payable to related parties consisted of the following at June 30, 2011:

Management fees, rent and bonus payable to officers	$496,029

Accrued expenses payable to subsidiary officer	13,388

Total accounts payable, related party	$509,417

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $1,717 in principal due at December 31, 2010 and an additional $30,200 loaned during the six month period ended June 30, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the six months ended June 30, 2011, $16,007 in principal and $191 in accrued interest was paid on these notes leaving $15,910 in principal and $462 in accrued interest due at June 30, 2011.

During the year ended December 31, 2010, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand.  Of this amount, $2,988 in principal and $12 in accrued interest was repaid during 2010 and no payment were made in 2011.  As of June 30, 2011 there was a principal balance of $1,511 with accrued interest of $61 payable.

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  As of December 31, 2010, $78,999 in principal was due and an additional $12,500 was loaned during the three months ended March 31, 2011.  During the three month period ended March 31, 2011, $42,849 of these notes were converted to 9,020,935 shares of our common stock. During the six month period ended June 30, 2011, $900 in accrued interest was paid on these notes.  As a result of these transactions, $48,650 in principal  and $9,552 in accrued interest remained outstanding on all notes payable to the trust at June 30, 2011.

During the six months ended June 30, 2011, the Company issued promissory notes to a company owned by its president totaling $83,600, which had $17,346 in notes outstanding at December 31, 2010.  The notes bear an interest rate of 8% per annum and are due on demand.  During the six month period ended June 30, 2011, $22,248 in principal and $302 in interest was repaid leaving a principal balance of $78,698 on these notes and $1,425 in accrued interest payable at that date.

The Company has executed two promissory notes with a company affiliated with the Company’s officers.  These note carry an interest rate of 8% per annum and are due on demand.  As of June 30, 2011 all  $1,800 in principal and $121 in accrued interest was payable on these notes.

At December 31, 2010, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  As of June 30, 2011, the Company owed $2,165 in principal and $194 in accrued interest on these notes.

The Company has issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries an interest rate of 8% per annum and is due on demand.  As of June 30, 2011, $5,000 in principal and $885 in accrued interest remained outstanding on this note.

As of December 31, 2010, a company owned by the Company's officers was owed $201 on a promissory note that is due on demand and carries an interest rate of 8%.  An additional $1,500 was loaned under the same terms and conditions during the six months ended June 30, 2011 while $20 in principal and $5 in interest was repaid.  As of June 30, 2011 a principal balance of $1,681 with accrued interest of $15 was due.

During the year ended December 31, 2010, a corporation affiliated with the Company's officers loaned $19,800 to the Company while an additional $28,600 was loaned during the three months ended March 31, 2011.  These notes are due on demand and carry and interest rate of 8% per annum.  During the six month period ended June 30, 2011, $7,134 was repaid on these notes.  Accordingly, as of June 30, 2011, $41,266 in principal and $1,271 in accrued interest was due and payable on these notes.

During the six months ended June 30, 2011, a corporation affiliated with the Company's secretary loaned $20,700 to the Company.  These notes carry an interest rate of 8% and are due on demand.  The entire balance of these notes totaling $20,700 along with accrued interest of $377 remained unpaid at June 30, 2011.

During the six months ended June 30, 2011, a corporation affiliated with the Company's officers loaned $19,500 to the Company.  These notes carry an interest rate of 8% and are due on demand.  The entire balance of these notes totaling $19,500 along with accrued interest of $11 remained unpaid at June 30, 2011.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers.  Following those conversions, $235 in interest remained due and payable, which was outstanding at June 30, 2011.

Total

Total notes and interest payable to related parties consisted of the following at June 30, 2011:

Notes payable to officers; interest at 8% and due on demand	$17,421

Notes payable to affiliates of Company officers; interest at 8% and due on demand	219,460

Notes payable, related party	236,881

Interest payable related party	14,609

Total principal and interest payable, related party	$251,490

Note 4: Notes Payable

AlumiFuel Power Corporation

As of December 31, 2010, $16,558 in principal was outstanding on certain demand promissory notes from an unaffiliated third party with interest payable at 8%.  During the six month period ended June 30, 2011, $37,150 in additional loans were received from this entity.  Also during the quarter, this entity sold the principal balance on $16,500 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount.  Accordingly, as of June 30, 2011, there was a principal balance of $37,208 and accrued interest of $2,227 payable on these notes.

As of December 31, 2010, the Company owed $29,616 to an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  During the three month period ended March 31, 2011, the noteholder sold the principal balance on $21,616 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. During the six month period ended June 30, 2011, $17,300 in additional loans were received from this entity. As a result, as of June 30, 2011 $25,300 in principal and $1,932 in accrued interest was payable on these notes.

During the year ended December 31, 2010, the Company borrowed $25,000 from an unaffiliated third party.  These notes are due on demand and bear interest at 8% per annum.  During the three month period ended March 31, 2011, this entity sold the principal balance on $16,000 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount.  During the six month period ended June 30, 2011, $7,000 in additional loans were received from this entity. Accordingly, as of June 30, 2011, there was a principal balance of $16,000 and accrued interest of $1,528 payable on these notes.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57.  This amount remained unpaid as of June 30, 2011.

AlumiFuel Power International, Inc.

In September 2010, the Company issued a promissory note totaling $100,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  During the quarter ended March 31, 2011, $15,000 in accrued interest and fees was paid on this note.  As a result, as of June 30, 2011, the entire principal balance of this notes remained unpaid with accrued interest and fees due of $12,033.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2010, the Company issued a promissory note totaling $50,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  As a result, as of June 30, 2011, the entire principal balance of this notes remained unpaid with accrued interest and fees due of $13,549.

In February 2011, the above noteholder loaned the Company an additional $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the quarter leaving a balance due on this note of $25,000 at June 30, 2011 with interest due of $1,298.

In February 2011, an unaffiliated third party loaned the Company $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the quarter leaving a balance due on this note of $25,000 at June 30, 2011 with interest due of $1,266.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties.  Following those conversions, $647 in interest remained due and payable, which was outstanding at June 30, 2011.

Total

Notes and interest payable to others consisted of the following at June 30, 2011:

Notes payable, non-affiliates; interest at 8% and due on demand	$278,508

Interest payable, non-affiliates	34,537

Total principal and interest payable, other	$313,045

AlumiFuel Power Corporation Convertible Promissory Notes and Debentures

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  As the September Note was not repaid by its due date, a default interest rate of 18% per annum began to accrue as of December 4, 2009.  On April 27, 2011, the Company agreed to lower the conversion price to $0.0035 and the entire principal balance of this note along with accrued interest of $8,472 was converted to 10,914,043 shares of our common stock.  The exercise price represented a 25% discount to the market price of our common stock and therefore additional expense of $12,824 representing the beneficial conversion feature for these shares was recorded during the six month period ended June 30, 2011.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2011, $134,388 of these costs had been expensed as debt issuance costs.

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

In May 2010, the debenture holders converted $140,000 in face value of the debentures to 6,222,216 shares of our common stock, or $0.022 per share.  As a result of this transaction, the Company recorded a decrease to the derivative liability of $163,333 and as of December 31, 2010, the total face value of the Debentures outstanding was $295,000.

During the six month period ended June 30, 2011, the debenture holders converted an additional $55,000 in face value of the debentures to 29,355,553 shares of our common stock, or $0.0019 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $58,667 and as of June 30, 2011, the total face value of the Debentures outstanding was $240,000.

At June 30, 2011, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to June 30, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $13,883 resulting in a derivative liability balance of $492,308 at June 30, 2011.

The fair value of the Debentures was calculated at June 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$492,308	3 years	$0.002	194%	0.63%

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

Among other terms, the May Note was due on November 26, 2010, the June Note was due on February 28, 2011, and the August Note is due on May 26, 2011 (together, the “Maturity Dates”), unless prepayment of the 2010 Convertible Notes is required in certain events, as called for in the agreements.  The 2010 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 58% (May Note) and 55% (June Note and August Note) of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2010 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance of each Debenture bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2010 Convertible Notes), the Company was required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holders may at their option declare the 2010 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company was able at its option prepay the May Note and August Note in full during the first ninety days following their issuance in an amount equal to 150% of the outstanding principal and interest.  There was no such term in the June Note.  Further terms called for the Company to maintain sufficient authorized shares reserved for issuance under the agreement 2010 Convertible Notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received net proceeds from the 2010 Convertible Notes of $112,000 after debt issuance costs of $8,000 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2010 Convertible Notes or such shorter period as the 2010 Convertible Notes may be outstanding.  Accordingly, as the 2010 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2011, the entire $8,000 of these costs had been expensed as debt issuance costs.

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

In December 2010, the debenture holders converted $10,000 in face value of the debentures to 1,724,138 shares of our common stock, or $0.0058 per share.  During the six month period ended June 30, 2011, the debenture holders converted $110,000 in face value of the debentures plus $4,800 in interest to 39,471,754 shares of our common stock, or $0.0028 per share.  This fully converted and extinguished all of the outstanding May, June and August Notes.   As a result of these transactions, the Company recorded a decrease to the derivative liability of $129,376 for the six months ended June 30, 2011, and the total face value of the Debentures outstanding was $-0-.

March 2011 Convertible Notes

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

The beneficial conversion feature (an embedded derivative) included in the March 2011 Notes resulted in an initial debt discount of $54,115 and an initial loss on the valuation of derivative liabilities of $30,772 for a derivative liability balance of $84,888 at issuance.

The fair value of the March 2011 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/11/2011	$84,888	1 year	$0.0026	$0.006	152%	0.27%

During the six month period ended June 30, 2011, the debenture holders converted the entire $54,115 face value of the debentures to 26,210,414 shares of our common stock, or $0.002 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $84,888 and as of June 30, 2011, and the total face value of the Debentures outstanding was $-0-.

May 2011 Convertible Notes

In May 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the amounts of $35,000 (the "May 2011 Note").

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other terms, the May 2011 Note is due on February 13, 2012 unless prepayment is required in certain events, as called for in the agreements.  The May 2005 Note is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the May 2011 Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance the May 2011 Note bears interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the May 2011 Note), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holder may at its option declare the May 2011 Note, together with all accrued and unpaid interest, to be immediately due and payable.

The Company was able at its option prepay the May 2011 Note beginning ninety-one days following its issuance until 180 days following its issuance in an amount equal to 150% of the outstanding principal and interest.  Further terms called for the Company to maintain sufficient authorized shares reserved for issuance under the May 2011 Notes.

We received net proceeds from the May 2011 NOte of $32,500 after debt issuance costs of $2,500 paid for lender legal fees.  These debt issuance costs will be amortized over the term of the May 2011 Note or such shorter period as the Note may be outstanding.  Accordingly, as the May 2005 Note is  converted to common stock prior to its expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2011, the entire $417 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the May 2011 Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $76,364 for a derivative liability balance of $111,364 at issuance.

The fair value of the May 2011 Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/13/2011	$111,364	9 months	$0.0022	$0.0089	163%	0.19%

At June 30, 2011, the Company revalued the derivative liability balance of the remaining outstanding May 2011 Notes.  Therefore, for the period from their issuance to June 30, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $3,671 resulting in a derivative liability balance of $107,692 for these notes at June 30, 2011.

The fair value of the Debentures was calculated at June 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$107,692	9 months	$0.0013	152%	0.19%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total

Total debentures and convertible notes and interest payable consisted of the following at June 30, 2011:

Short-term liabilities:

May 2011 Convertible notes; non-affiliate, interest at 8%; due February 2012; $35,000 face value net of discount of $29,167	5,833

Total short-term convertible notes	$5,833

Interest payable, short-term convertible notes	3,946

Total principal and interest payable, short-term convertible notes	$9,779

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $240,000 face value; net of discount of $117,361	$122,639

Interest payable, long-term convertible notes	29,471

Total principal and interest payable, other	$152,110

Note 5:  Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations.   This amount totaled $304,403 at December 31, 2010.  No loans were made during the six months ended June 30, 2011.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $304,403 in prior periods.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended June 30, 2011.  During the six month period ended June 30, 2011, however, FFFC made interest payments totaling $5,330 which was recorded against interest expense during the quarter.

Note 6:  Other Expense

Other expense for the three and six month periods ended June, 2011 and 2010 consisted of the following:

	Three months Ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
General and administrative	$74,564	$204,789	$143,636	$266,222
Salaries and employee benefits	94,220	71,406	207,209	210,207
Legal and accounting	31,814	48,966	55,874	82,034
Professional services	14,146	37,051	44,068	194,884
	$214,744	$362,212	$450,787	$753,347

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $80,875 at December 31, 2010.  The company recorded additional expense of $7,070 during the six months ended June 30, 2011 leaving a balance due of $87,945 as of that date. This amount is included on the balance sheets at June 30, 2011 as “payroll liabilities”.

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

During the three month period from April 1, 2011 to June 30, 2011 we issued 89,870,581 shares of our common stock upon the conversion of $205,588 in principal and $7,025 in accrued interest on our Convertible Debentures, 2010 Convertible Notes and March 2011 Notes.  In addition, $136,946 was recorded for additional derivative liability and interest expense for a total cost to the Company of $349,599 or $0.0039 per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2010 and June 30, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2010	61,173,028	$0.09	$0.12

Granted	-	-	-
Expired/Cancelled	419,500	0.48	-
Exercised	-	-	-

Outstanding and exercisable at June 30, 2011	60,753,528	$0.08	$0.13

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2011:

Exercise price range	Number of options outstanding	Weighted- average exercise price	Weighted- average remaining life

$0.10 to $0.18	24,603,528	0.13	1.0 years

$0.05 to $0.06	36,150,000	0.05	2.6 years

	60,753,528	$0.08	2.0 years

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

Stock Options

All options outstanding at June 30, 2011 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2010 and at June 30, 2011 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	425,000	$0.35	2.00	$0

Options granted	-	-	-	-

Outstanding at June 30, 2011	425,000	$0.35	1.5	$0

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	20,000,000	$0.075	3.7	$0

Options granted	-	-	-	-

Outstanding at June 30, 2011	20,000,000	$0.075	3.2	$0

Note 10:  Subsequent Events

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred").  The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock.  In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred are convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the Mandatory Conversion Date which is July 12, 2016.  At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof (the “Redemption Price”).  As of August 8, 2011, no shares of Series B Preferred were issued or outstanding.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  In 2010 API sold three PBIS-1000 units totaling $38,940 to Kaymont Consolidated for an unspecified military customer.  During the six month period ended June 30, 2011 the Company reported $2,574 in fee revenue related to a U.S. Department of the Navy R&D contract for a new hydrogen source to power future Unmanned Undersea Vehicles as a subcontractor to Ingenium Technologies, Inc.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  AFPI is presently pursing other funding opportunities with German institutional investors and completed the listing of its common stock on the Deutsche Börse - Frankfurt Stock Exchange in September 2010.  Although the stock is now listed on the Frankfurt exchange under the trading symbol "9AP", to date there has been very minimal trading volume in the common stock.  In addition, the Company may risk a delisting of its securities based on the implementation of a new continuous auction trading platform that will require a full order book at all times for both bids and asks.  In addition, effective September 30, 2011, the Deutsche Börse is requiring that all companies must submit an accountant's letter certifying that it have a net asset value of at least Euro 0.10 per share.  At this time, the Company would not be in compliance with that requirement.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2010 and June 30, 2011, we anticipate we will require over the next twelve months approximately $1,600,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through any sales of the PBIS-1000 reactor and the resultant sales of AlumiFuel cartridges.  In addition, the Company is pursuing funding opportunities in Europe for its AFPI international subsidiary.  In addition, the recently announced non-binding memorandum of understanding for a financing of approximately $7.5 million through the sale of common stock of AFPI owned by the Company is not anticipated to occur, however, the Company is presently in discussions with several parties regarding alternative financing opportunities, none of which have been consummated as of the filing of this report.

During the six months ended June 30, 2011, we received a net of approximately $317,640 from our financing activities, primarily from the issuance of notes and debentures payable from various sources totaling $458,150.  This was offset by payments on notes payable totaling $160,510.  This compared to cash provided by financing activities of $420,642 in the six months ended June 30, 2010 derived primarily from proceeds from the issuance of equity from both the Company and AFPI totaling $531,700 along with the issuance of debenture and notes of $343,300.  This was offset by payments on notes payable of $146,378 and payments to placement agents of $12,730 for our various note and debenture offerings.

In the six month period ended June 30, 2011, net cash used in operating activities was $320,056.  This compared to net cash used in operating activities of $636,206 for six month period ended June 30, 2010.  The 2011 amount included a $1,231,064 net loss that included approximately $416,040 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock based compensation expense and amortization of discount on debentures payable offset by the decrease in derivative liability on the Company's convertible notes and debentures or $195,660.  This compares to a net loss of $3,253,709 in the six months ended June 30, 2010 that included a non-cash loss of approximately $2,369,528 primarily from stock based compensation expense of $3,074,350 related to the issuance of warrants and stock options.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs.  This includes no assurance that we will be successful in our efforts to raise capital through sales of AFPI common stock on the European markets. Our inability to access various capital markets or acceptable financing could have a material adverse effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

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

(b)

Results of Operations

Six Month Period ended June 30, 2011 vs. June 30, 2010

For the six month period ended June 30, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project versus $38,940 from the sales of three PBIS-1000 production units and Reactor Cans to fuel those units in 2010.  Our total operating costs and expenses in 2011 were $1,017,110 versus $3,096,151 for the six month period in 2010.  Reactor production costs were $123 for the six months ended June 30, 2011 as the Company worked with a customer to upgrade existing units as compared to $123,774 in the six months ended June 30, 2010, as the Company worked to produce those units.  The loss also included $218,125 and $127,032 in 2011 and 2010, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were higher in 2011 with the addition of management fees of AFPI.  Product development expense decreased significantly at $830 for the six months ended June 30, 2011 versus $16,480 for the six months ended June 30, 2010 as the PBIS-1000 is now ready for production.  The 2011 expense also includes $345,833 in stock based compensation primarily for costs related to the issuance of common stock to consultants.  Stock based compensation expense totaled $2,074,350 in the six months ended June 30, 2011 primarily from the issuances of warrants in 2010 key officers and employees at API as well as stock options in 2010.

The balance of $450,787 and $753,347 for “other” SG&A expenses in the periods ended June 30, 2011 and June 30, 2010 was comprised of the following:

	Six months ended June 30, 2011	Six months ended June 30, 2010
General and administrative	$143,636	$266,222
Salaries and employee benefits	207,209	210,207
Legal and accounting	55,874	82,034
Professional services	44,068	194,884
	$450,787	$753,347

The “other” SG&A expense during the six months ended June 30, 2011 included a decrease in general and administrative expenses as the Company's worked to keep costs down.  Salaries and benefits increased slightly due to increased benefits costs.   Legal and accounting costs also decreased.  Professional services decreased significantly as the Company had significant decreases in consulting fees during the 2011 period as compared to the 2010 period.

The company recorded $(106,528) in “other income (expense)” during the six months ended June 30, 2011 as compared to $(196,498) in the six months ended June 30, 2011.  This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as portions were converted to common stock during the period.  The Company experienced increases in interest expense with the addition of additional notes payable in the 2011 period versus the 2010 period as the Company continued borrowing to maintain working capital for operations.

Three Month Period ended June 30, 2011 vs. June 30, 2010

For the three month periods ended June 30, 2011 and 2010 we recorded no revenue.  Our total operating costs and expenses in 2011 were $342,975 versus $1,609,470 for the three month period in 2010.  Reactor production costs were $0 for the three months ended June 30, 2011 as the Company worked with a customer to upgrade existing units as compared to $88,375 in the three months ended June 30, 2010 as the Company worked to product those untis.  The loss also included $102,525 and $71,836 in 2011 and 2010, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were higher in 2011 with the addition of management fees of AFPI.  Product development expense decreased to $0 for the three months ended June 30, 2011 versus $2,047 for the three months ended June 30, 2010 as the PBIS-1000 is now ready for production.  The 2011 expense also includes $25,000 in stock based compensation primarily for costs related to the issuance of common stock to consultants for AFPI.  Stock based compensation expense totaled $1,085,000 in the three months ended June 30, 2010 primarily from the issuances of warrants to key officers and employees of API as well as stock option issuances in AFPW.

The balance of $214,744 and $361,750 for “other” SG&A expenses in the periods ended June 30, 2011 and June 30, 2010 was comprised of the following:

	Three months ended June 30, 2011	Three months ended June 30, 2010
General and administrative	$74,564	$168,324
Salaries and employee benefits	94,220	107,409
Legal and accounting	31,814	48,966
Professional services	14,146	37,051
	$214,744	$361,750

The “other” SG&A expense during the three months ended June 30, 2011 included a decrease in general and administrative expenses as the Company's worked to lower its operating costs in the face of decreased revenues.  Salaries and benefits decreased slightly with the departure of a laboratory employee.   Legal and accounting costs also decreased slightly.  Professional services decreased significantly as the Company had significant decreases in consulting fees during the 2011 period as compared to the 2010 period.

The company recorded $(399,935) in “other income (expense)” during the three months ended June 30, 2011 as compared to $(273,244) in the three months ended June 30, 2011.  This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as portions were converted to common stock during the period.  The Company experienced increases in interest expense with the addition of additional notes payable in the 2011 period versus the 2010 period as the Company continued borrowing to maintain working capital for operations.  Interest expense, amortization of convertible note discount decreased as convertible notes and debentures were converted to common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2011 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

During the three month period from April 1, 2011 to June 30, 2011 we issued 89,870,581 shares of our common stock upon the conversion of $205,588 in principal and $7,025 in accrued interest on our Convertible Debentures, 2010 Convertible Notes and March 2011 Notes.  In addition, $136,946 was recorded for additional derivative liability and interest expense for a total cost to the Company of $349,599 or $0.0039 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
3.1	Certificate of Designation of Series B Preferred Stock. Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: August 18, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer