Form 10-Q
period 2011-09-30
AlumiFuel Power Corp
filed 2011-11-21
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2011

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

Number of shares of common stock outstanding at November 1, 2011: 643,140,198

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

Page
Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statement of Operations for the three and nine months ended September 30, 2011, and the three and nine months ended September 30, 2010 (Unaudited)	4

Consolidated Statement of Changes in Shareholders' Deficit for the nine months ended September 30, 2011 (Unaudited)	5

Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 (Unaudited)	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T. Controls and Procedures	25

Part II – Other Information	26

Signatures	28

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash	$10,479	$11,213
Accounts receivable	—	—
Deposits	—	—
Prepaid expenses	—	588
Notes receivable (Note 5)	—	—
Other current assets	—	—
Total current assets	10,479	11,801

Property and equipment, less accumulated depreciation of $5,999 (2011) and $3,881 (2010)	8,108	10,226
Deferred debt issuance costs (Note 4)	48,404	80,988
Total long-term assets	56,512	91,214
Total assets	$66,992	$103,015

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$547,971	$290,661
Accounts payable, other	491,686	463,916
Derivative liability, convertible notes payable (Note 4)	418,182	955,222
Notes payable, related party (Note 3)	163,640	128,541
Notes payable, other (Note 4)	256,258	221,174
Convertible notes payable, net of discount of 48,611 (2011) and 33,333 (2010) (Note 4)	21,389	106,667
Payroll liabilities (Note 7)	91,533	80,874
Accrued expenses	62,934	44,324
Accrued interest payable:
Interest payable, convertible notes (Note 4)	37,975	37,607
Interest payable, related party notes (Note 3)	14,797	10,010
Interest payable, notes payable other (Note 4)	55,382	7,940
Total current liabilities	2,161,748	2,346,936

Long-term convertible notes payable net of current portion, net of discount of $97,361 (2011) and $191,944 (2010) (Note 4)	142,639	103,056
Total long-term liabilities	142,639	103,056
	2,304,387	2,449,992

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 329,662 (2011) and -0- (2010) shares issued and outstanding	329,662	—
Common stock, $.001 par value; 1,500,000,000 shares authorized, 507,085,668 (2011) and 333,259,019 (2010) shares issued and outstanding	507,086	333,259
Additional paid-in capital	12,529,364	13,908,015
Accumulated deficit	(17,995,526)	(16,560,796)
Total shareholders' deficit of the Company	(4,629,414)	(2,319,522)

Non-controlling interest (Note 1)	2,392,020	(27,455)
Total shareholders' deficit	(2,237,394)	(2,346,977)
Total liabilities and shareholders' deficit	$66,992	$103,015

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue (Note 2)	$-	$13,079	$2,574	$52,019

Operating costs and expenses:
Reactor production	139	11,112	262	134,886
Product development expense	-	596	830	17,076
Selling, general and administrative expenses
Related party (Note 3)	102,525	173,200	320,650	300,232
Stock-based compensation (Note 9)	109,167	276,000	455,000	2,350,350
(Gain) loss on debt extinguishment (Note 1)	-	-	-	-
Depreciation	706	706	2,118	1,874
Other (Note 6)	182,058	326,103	632,845	1,079,450

Total operating costs and expenses	(394,595)	(787,717)	(1,411,705)	(3,883,868)

Loss from operations	(394,595)	(774,638)	(1,409,131)	(3,831,849)

Other income (expense)
Interest (expense) income, amortization of convertible note discount (Note 4)	(35,556)	(67,500)	(203,422)	(245,972)
Interest expense (Notes 3 & 4)	(100,333)	(85,733)	(234,655)	(191,730)
Fair value adjustment of derivative liabilities (Note 4)	216,819	197,545	412,479	285,516

	80,930	44,312	(25,598)	(152,186)

Loss before income taxes	(313,666)	(730,326)	(1,434,730)	(3,984,034)

Income tax provision (Note 8)	-	-	-	-

Net loss	(313,666)	(730,326)	(1,434,730)	(3,984,034)

Net loss attributable to non-controlling interest (Note 1)	7,825	106,896	65,492	141,971

Net loss attributable to Company	(305,841)	(623,430)	$(1,369,238)	$(3,842,063)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding (Notes 1 & 9)	469,657,376	326,392,539	391,712,356	305,889,853

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Nine months ended September 30, 2011

(Unaudited)

	Common Stock		Preferred Stock		Additional paid-in	Accumulated	Non- controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2010	333,259,019	$333,259	-	$ -	$ 13,908,015	$(16,560,796)	$ (27,455)	$ (2,346,977)

January through March 2011, issuance of common stock to convertible noteholders (Notes 4 & 9)	16,081,183	16,081	-	-	162,874	-	-	178,955

February 2011, issuance of common stock for consulting agreements (Note 9)	6,000,000	6,000	-	-	294,000	-	-	300,000

February 2011, issuance of common stock on conversion of debt (Note 3 & 9)	9,020,935	9,021	-	-	48,112	-	-	57,133

February 2011, issuance of subsidiary warrants upon issuance of notes payable (Notes 4 & 9)	-	-	-	-	45,000	-	-	45,000

April through June 2011, issuance of common stock to convertible noteholders (notes 4 & 9)	89,870,581	89,871	-	-	259,688	-	-	349,559

Issuance of equity by AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(2,349,476)	-	2,353,983	4,507

July 2011, issuance of warrants to subsidiary officers and consultants (Note 9)	-	-	-	-	105,000	-	-	105,000

July 2011, issuance of preferred stock on conversion of debt (Note 9)	-	-	329,662	329,662	-	-	-	329,662

July through August 2011, issuance of common stock on conversion of debt (Note 3 & 9)	52,853,950	52,854	-	-	56,151	-	-	109,005

Net loss	-	-	-	-	-	(1,434,730)	65,492	(1,369,238)

Balance at September 30, 2011	507,085,668	$507,086	329,662	$ 329,662	$ 12,529,364	$(17,995,526)	$ 2,392,020	$ (2,237,394)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,434,730)	$(3,984,034)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	45,000	-
Stock based compensation (Note 9)	455,000	2,350,350
Shares issued for services (Note 9)	-	236,225
Debt issuance costs (Note 4)	37,584	-
Beneficial conversion feature (Note 9)	27,107	-
Allowance for bad debt (Note 5)	-	88,503
Depreciation and amortization	2,118	88,260
(Decrease) increase in derivative liability (Note 4)	(412,479)	(255,516)
Amortization of discount on debentures payable (Note 4)	203,422	215,972
Changes in operating assets and liabilities:
Accounts and other receivables	-	(3,802)
Prepaid expenses and other assets	588	23,456
Accounts payable and accrued expenses	195,501	191,752
Related party payables (Note 3)	320,310	81,669
Interest payable	145,746	7,740
Net cash used in operating activities	(414,833)	(959,425)

Cash flows from investing activities:
Purchase of equipment	-	(4,869)
Issuance of notes receivable (Note 5)	-	(88,503)
Net cash used in investing activities	-	(93,372)

Cash flows from financing activities:
Proceeds from debentures (Note 4)	-	-
Proceeds from convertible notes (Note 4)	70,000	175,000
Proceeds from notes payable, related (Note 3)	278,010	89,100
Proceeds from notes payable, other (Note 4)	232,950	300,000
Proceeds from sales of common stock (Note 9)	-	209,800
Proceeds from sales of subsidiary equity (Note 1)	20,000	571,900
Payments on notes payable (Note 4)	(110,000)	(97,933)
Payments on notes payable, related (Note 3)	(71,861)	(140,058)
Payments to placement agents (Note 4)	(5,000)	(12,730)
Net cash provided by financing activities	414,099	1,095,079
Net change in cash and cash equivalents	(734)	42,282

Cash and cash equivalents:
Beginning of period	11,213	17,262

End of period	$10,479	$59,544

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$20,487	$38,966
	.
Noncash financing transactions:
Notes and interest payable converted to stock	$376,018	$140,000
Notes and interest payable converted to stock, related	$42,850	$-
Accrued expenses converted to preferred stock	$138,462	$-
Accounts payable related converted to preferred stock	$63,000	$-
Notes payable related converted to preferred stock	$128,200	$-

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended September 30, 2011 and 2010 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”) and 76% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had very limited revenue through September 30, 2011, and has an accumulated deficit of $17,995,526 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

FastFunds Financial Corporation Shares

As part of the acquisition of HPI  and API, the Company received 3,500,000 shares of FastFunds Financial Corporation common stock.  These shares are being accounted for using the "equity method" of accounting because they represent an ownership interest of approximately 35% of the outstanding common stock of FastFunds.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds recorded net losses of nearly $2,000,000 during the previous two fiscal years, the investment was written down to zero as of December 31, 2009 and a history of continued losses by FastFunds in 2011 does not warrant any change as of September 30, 2011 in the opinion of management.

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

On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date.  The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements as intercompany accounts.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, AFPI has sold 5,852,333 shares of its common stock in private placements in exchange for $591,900.  AFPI also issued 29,531 shares of common stock upon the cashless exercise of 35,000 warrants and 1,000,000 shares issued to officers, directors and consultants for $100,000 in management fees due them.  An additional 30,000 shares were issued upon the conversion of debt totaling $3,000.  In addition, AFPI has issued shares to consultants including 7,500,000 shares valued at $750,000 in 2010 and 500,000 shares valued at $50,000 in 2011. As a result, the total number of AFPI shares outstanding at September 30, 2011 was 62,411,864, of which 14,911,864 is held by shareholders other than the Company representing 23.9% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $2,392,020 based on AFPI's outstanding total equity of $10,011,521 at September 30, 2011.  In addition, $65,492 in the net loss of AFPI for the nine months ended September 30, 2011 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at September 30, 2011 were $-0-.

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

Financial Instruments

At September 30, 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended September 30, 2011 and September 30, 2010, as the impact of the potential common shares, which totaled approximately 499,360,000 (September 30, 2011) and 117,829,500 (September 30, 2010), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and nine month periods ended September 30, 2011 and September 30, 2010 is equal to basic loss per share.

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

During the nine month period ended September 30, 2011 the Company recorded revenue totaling $2,574 related to work as a subcontractor for a U.S. Navy research contract.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $90,000 at September 30, 2011.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $99,000 for the nine month period ended September 30, 2011.  In July 2011, Mr. Fong converted $63,000 in management fees payable to 63,000 shares of our Series B Preferred Stock.  As of September 30, 2011, the Company owed $156,292 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the ine month period ended September 30, 2011, the Company expensed $3,600 under this bonus plan, and a balance of $3,436 remained unpaid at that date.

The Company’s subsidiary, API, pays its chief technology officer and its general counsel/executive vice president each $6,500 per month in management fees.  In addition, API pays a management fee of $6,500 to a company owned by the Company’s officers for services related to its accounting and corporate governance functions.  For the nine month period ended September 30, 2011, these management fees totaled $175,500, $58,500 of which was recorded as legal and accounting expense during the period.  As of September 30, 2011, the Company owed $371,869 in accrued management fees and related expenses.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $10,800 for the nine months ended September 30, 2011, at which time $1,600 remained unpaid.

Accounts payable to related parties consisted of the following at September 30, 2011:

Management fees, rent and bonus payable to officers	$533,197

Accrued expenses payable to subsidiary officer	14,774

Total accounts payable, related party	$547,971

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $1,717 in principal due at December 31, 2010 and an additional $34,300 loaned during the nine month period ended September 30, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the nine months ended September 30, 2011, $23,129 in principal and $570 in accrued interest was paid on these notes leaving $12,888 in principal and $370 in accrued interest due at September 30, 2011.

During the year ended December 31, 2010, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand.  Of this amount, $2,988 in principal and $12 in accrued interest was repaid during 2010 and no payment were made in 2011.  As of September 30, 2011 there was a principal balance of $1,512 with accrued interest of $92 payable.

From time to time the Company has issued various promissory notes payable to a trust created by the president of the Company for the benefit of his children, in exchange for cash used for working capital purposes.   The notes bear an interest rate of 8% and are due on demand.  As of December 31, 2010, $78,999 in principal was due and an additional $15,525 was loaned during the nine months ended September 30, 2011.  During the three month period ended March 31, 2011, $42,849 of these notes were converted to 9,020,935 shares of our common stock. During the nine month period ended September 30, 2011, $1,460 in accrued interest was paid on these notes.  As a result of these transactions, $51,675 in principal  and $10,003 in accrued interest remained outstanding on all notes payable to the trust at September 30, 2011.

During the nine months ended September 30, 2011, the Company issued promissory notes to a company owned by its president totaling $92,500, which had $17,346 in notes outstanding at December 31, 2010.  The notes bear an interest rate of 8% per annum and are due on demand.  During the nine month period ended September 30, 2011, $25,645.70 in principal and $2,354 in interest was repaid.  In addition, $78,000 in principal was converted to 78,000 shares of our Series B Preferred Stock.  As of September 30, 2011 there was a principal balance of $6,200 on these notes with $49 in accrued interest payable.

The Company has executed two promissory notes with a company affiliated with the Company’s officers that had a principal balance due of $1,800 at December 31, 2010.  During the nine months ended September 30, 2011, an additional $40,135 was loaned.  These note carry an interest rate of 8% per annum and are due on demand.  As of September 30, 2011 all  $41,935 in principal and $331 in accrued interest was payable on these notes.

At December 31, 2010, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  As of September 30, 2011, the Company owed $2,165 in principal and $237 in accrued interest on these notes.

The Company has issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries an interest rate of 8% per annum and is due on demand.  As of September 30, 2011, $5,000 in principal and $986 in accrued interest remained outstanding on this note.

As of December 31, 2010, a company owned by the Company's officers was owed $201 on a promissory note that is due on demand and carries an interest rate of 8%.  An additional $6,500 was loaned under the same terms and conditions during the nine months ended September 30, 2011 while $5,433 in principal and $102 in interest was repaid.  As of September 30, 2011 a principal balance of $1,268 with accrued interest of $1 was due.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, a corporation affiliated with the Company's officers loaned $19,800 to the Company while an additional $28,600 was loaned during the three months ended March 31, 2011.  These notes are due on demand and carry and interest rate of 8% per annum.  During the nine month period ended September 30, 2011, $7,753 was repaid on these notes.  Accordingly, as of September 30, 2011, $40,647 in principal and $1,713 in accrued interest was due and payable on these notes.

During the six months ended June 30, 2011, a corporation affiliated with the Company's secretary loaned $20,700 to the Company.  These notes carry an interest rate of 8% and are due on demand.  The entire balance of these notes totaling $20,700 was converted to 20,700 shares of Series B Preferred Stock in July 2011.  Accordingly, no principal and accrued interest of $536 remained unpaid at September 30, 2011.

During the nine months ended September 30, 2011, a corporation affiliated with the Company's officers loaned $29,850 to the Company.  These notes carry an interest rate of 8% and are due on demand.  During the quarter ended September 30, 2011, $29,500 in principal of these notes was converted to 29,500 shares of our Series B Preferred Stock.   The remaining balance of these notes totaling $350 along with accrued interest of $244 remained unpaid at September 30, 2011.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers.  Following those conversions, $235 in interest remained due and payable, which was outstanding at September 30, 2011.

Total

Total notes and interest payable to related parties consisted of the following at September 30, 2011:

Notes payable to officers; interest at 8% and due on demand	$14,400

Notes payable to affiliates of Company officers; interest at 8% and due on demand	149,240

Notes payable, related party	163,640

Interest payable related party	14,797

Total principal and interest payable, related party	$178,437

Note 4: Notes Payable

AlumiFuel Power Corporation

As of December 31, 2010, $16,558 in principal was outstanding on certain demand promissory notes from an unaffiliated third party with interest payable at 8%.  During the nine month period ended September 30, 2011, $37,150 in additional loans were received from this entity.  During the six month period ended September 30, 2011, this entity sold the principal balance on $33,250 of these notes to unaffiliated third parties at which time the Company agreed to reissue new convertible notes for that amount.  Accordingly, as of September 30, 2011, there was a principal balance of $20,458 and accrued interest of $2,762 payable on these notes.

As of December 31, 2010, the Company owed $29,616 to an unaffiliated third party.  During the nine month period ended September 30, 2011, $17,300 in additional loans were received from this entity.  These notes are due on demand and bear interest at 8% per annum. During the nine month period ended September 30, 2011, the noteholder sold the principal balance on $29,616 of these notes to unaffiliated third parties at which time the Company agreed to reissue new convertible notes for that amount. As a result, as of September 30, 2011 $17,300 in principal and $2,428 in accrued interest was payable on these notes.

During the year ended December 31, 2010, the Company borrowed $25,000 from an unaffiliated third party.  During the nine month period ended September 30, 2011, $18,500 in additional loans were received from this entity.  These notes are due on demand and bear interest at 8% per annum.  During the nine month period ended September 30, 2011, this entity sold the principal balance on $25,000 of these notes to unaffiliated third parties at which time the Company agreed to reissue new convertible notes for that amount.  Accordingly, as of September 30, 2011, there was a principal balance of $18,500 and accrued interest of $1,829 payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57.  This amount remained unpaid as of September 30, 2011.

AlumiFuel Power International, Inc.

In September 2010, the Company issued a promissory note totaling $100,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  During the nine months ended September 30, 2011, $15,000 in accrued interest and fees was paid on this note.  As a result, as of September 30, 2011, the entire principal balance of this notes remained unpaid with accrued interest and fees due of $24,033.

In September 2010, the Company issued a promissory note totaling $50,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of $2% per month is now due.  As a result, as of September 30, 2011, the entire principal balance of this note remained unpaid with accrued interest and fees due of $19,549.

In February 2011, the above noteholder loaned the Company an additional $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the nine months ended September 30, 2011 leaving a balance due on this note of $25,000 at September 30, 2011 with interest due of $2,054.

In February 2011, an unaffiliated third party loaned the Company $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the nine month period ended September 30, 2011 leaving a balance due on this note of $25,000 at September 30, 2011 with interest due of $2,023.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties.  Following those conversions, $647 in interest remained due and payable, which was outstanding at September 30, 2011.

Total

Notes and interest payable to others consisted of the following at September 30, 2011:

Notes payable, non-affiliates; interest at 8% and due on demand	$256,258

Interest payable, non-affiliates	55,382

Total principal and interest payable, other	$311,640

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AlumiFuel Power Corporation Convertible Promissory Notes and Debentures

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and is convertible into the Company’s common stock at $0.05 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price is known and is not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the December Notes based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  As the September Note was not repaid by its due date, a default interest rate of 18% per annum began to accrue as of December 4, 2009. On April 27, 2011, the Company agreed to lower the conversion price to $0.0035 and the entire principal balance of this note along with accrued interest of $8,472 was converted to 10,914,043 shares of our common stock.  The exercise price represented a 25% discount to the market price of our common stock and therefore additional expense of $12,824 representing the beneficial conversion feature for these shares was recorded during the six month period ended June 30, 2011.  In August 2011, due to the fact we had been unable to deliver a certificate for the converted shares as we did not have enough shares of stock available for issuance from our authorized shares of common stock, we agreed to re-price the conversion of the note to $0.0017 and issue an additional 11,388,566 shares.  This resulted in an additional beneficial conversion feature of $31,888 which was recorded as interest expense in our statements of operations at September 30, 2011.

Convertible Notes and Debentures with Embedded Derivatives:

From time-to-time, we issue convertible promissory notes and debentures with conversion features that we have determined represent an embedded derivative as they are convertible into a variable number of shares upon conversion. Accordingly, these notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the notes in the period in which they are issued. Such discount is accreted from the date of issuance to the maturity dates corresponding notes. The change in the fair value of the liability for derivative contracts is credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the corresponding notes are stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which is recorded using the residual proceeds to the conversion option attributed to the debt.

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

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent, Divine Capital Markets, LLC.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, Divine Capital Markets, LLC received a one-time issuance of 900,000 shares of our $0.001 par value common stock upon completion of the first closing in September 2009.  These shares were valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2011, $143,878 of these costs had been expensed as debt issuance costs.

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

During the six month period ended June 30, 2011, the debenture holders converted an additional $55,000 in face value of the debentures to 29,355,553 shares of our common stock, or $0.0019 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $58,667 and as of September 30, 2011, the total face value of the Debentures outstanding was $240,000.

At September 30, 2011, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to September 30, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $215,281 resulting in a derivative liability balance of $290,909 at September 30, 2011.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Debentures was calculated at September 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$290,909	3 years	$0.0008	196%	0.31%

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

In December 2010, the debenture holders converted $10,000 in face value of the debentures to 1,724,138 shares of our common stock, or $0.0058 per share.  During the six month period ended June 30, 2011, the debenture holders converted $110,000 in face value of the debentures plus $4,800 in interest to 39,471,754 shares of our common stock, or $0.0028 per share.  This fully converted and extinguished all of the outstanding May, June and August Notes.   As a result of these transactions, the Company recorded a decrease to the derivative liability of $129,376 for the nine months ended September 30, 2011, and the total face value of the Debentures outstanding was $-0-.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2011 Convertible Notes

In May 2011, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the amount of $35,000 (the "May 2011 Note") and in September 2011, the Company entered into an additional note agreement with this same investor for an additional convertible promissory note in the amount of $35,000 (the "September 2011 Note") (together the "2011 Convertible Notes")

Among other terms, the May 2011 Note is due on February 13, 2012 and the September 2011 Note is due on May 30, 2012, unless prepayment is required in certain events, as called for in the agreements.  The 2011 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2011 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance the 2011 Convertible Notes bear interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2011 Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holder may at its option declare the 2011 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company is able at its option to prepay the 2011 Convertible Notes beginning ninety-one days following their issuance until 180 days following their issuance in an amount equal to 150% of the outstanding principal and interest.  Further terms called for the Company to maintain sufficient authorized shares reserved for issuance under the 2011 Convertible Notes.

We received net proceeds from the 2011 Convertible Notes of $65,000 after debt issuance costs of $5,000 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2011 Convertible Notes or such shorter period as the Notes may be outstanding.  Accordingly, as the 2011 Convertible Notes are  converted to common stock prior to its expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2011, $1,528 of these costs had been expensed as debt issuance costs.

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

The beneficial conversion feature (an embedded derivative) included in the September 2011 Note resulted in an initial debt discount of $25,000 and an initial gain on the valuation of derivative liabilities of $1,667 for a derivative liability balance of $33,333 at issuance.

The fair value of the September 2011 Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/2/2011	$33,333	9 months	$0.002	$0.001	155%	0.09%

At September 30, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes.  Therefore, for the period from their issuance to September 30, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $17,424 resulting in a derivative liability balance of $127,273 for these notes at September 30, 2011.

The fair value of the Debentures was calculated at September 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$127,273	9 months	$0.0015	128%	0.08%

Total

Total debentures and convertible notes and interest payable consisted of the following at September 30, 2011:

Short-term liabilities:

May 2011 Convertible notes; non-affiliate, interest at 8%; due February 2012; $35,000 face value net of discount of $17,500	17,500

September 2011 Convertible notes; non-affiliate, interest at 8%; due May 2012; $35,000 face value net of discount of $31,111	3,889

Total short-term convertible notes	$21,389

Interest payable, short-term convertible notes	4,876

Total principal and interest payable, short-term convertible notes	$26,265

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $240,000 face value; net of discount of $97,361	$142,639

Interest payable, long-term convertible notes	33,099

Total principal and interest payable, other	$175,738

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations. This amount totaled $304,403 at December 31, 2010.  An additional $4,820 in loans were made during the Nine months ended September 30, 2011, which were also repaid during that period.  Each of these outstanding loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $304,403 in prior periods.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended September 30, 2011. During the nine month period ended September 30, 2011, however, FFFC made interest payments totaling $8,360 which was recorded against interest expense during the quarter.

Note 6:  Other Expense

Other expense for the three and nine month periods ended September, 2011 and 2010 consisted of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
General and administrative	$63,111	$122,447	$206,748	$388,668
Salaries and employee benefits	93,683	112,574	300,892	322,782
Legal and accounting	19,500	32,961	75,374	114,995
Professional services	5,764	58,121	49,831	253,005
	$182,058	$326,103	$632,845	$1,079,450

Note 7:  Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $80,875 at December 31, 2010.  The company recorded additional expense of $10,658 during the nine months ended September 30, 2011 leaving a balance due of $87,945 as of that date. This amount is included on the balance sheets at September 30, 2011 as “payroll liabilities”.

Note 8:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9:  Capital Stock

On August 24, 2011, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which we increased the authorized capital stock of the Company from 510,000,000 shares to 1,510,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.

Effective August 9, 2011, the stockholders of the Company through a written consent executed by stockholders holding a majority of the outstanding shares of the Company’s common stock entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on July 12, 2011.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

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

In August 2011, 329,662 shares of Series B Preferred were issued upon: the conversion of $63,000 in management fees payable to our president; and the conversion of $78,000 in notes payable to a partnership controlled by our president; and $50,200 in notes payable to two companies affiliated with our president and secretary; and $138,462 in wages due to the president of our operating subsidiary, API.

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

During the three month period from July 1, 2011 to September 30, 2011 we issued 52,853,950 shares of our common stock to noteholders upon conversion of $33,750 in promissory notes.  In addition to the face value of the notes, the Company recorded $43,368 in additional expense for the discounts to the market price for a total cost to the Company of $77,118.  In addition, the Company issued 11,388,566 shares in connection with the conversion of a $30,000 convertible promissory note in April 2011 resulting in additional interest expense of $31,888.  This brings the total cost for all of these conversions to $109,006 or $0.0017 per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

In July 2011, the Company issued warrants to David Cade, the Chief Executive Officer of API, John Boyle, the Chief Technology Officer and consultant to API, and Michael McAllister, the General Counsel and Vice President of API upon  the condition that each holder agreed to cancel 35,000,000 warrants issued in June 2010 and exercisable at $0.05 per share.  Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued.  These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.01 per share.  These shares were valued at $105 ,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the three and nine month period ended September 30, 2010.

A summary of the activity of the Company’s outstanding warrants at December 31, 2010 and September 30, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2010	61,173,028	$0.09	$0.12

Granted	35,000,000	0.01	-
Expired/Cancelled	35,419,500	0.06	-
Exercised	-	-	-

Outstanding and exercisable at September 30, 2011	60,753,528	$0.06	$0.08

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of September 30, 2011:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10 to $0.18	24,603,528	0.13	0.8 years

$0.05 to $0.06	1,150,000	0.06	0.7 years

$0.01 to $0.01	35,000,000	0.01	4.8 years

	60,753,528	$0.06	2.6 years

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

Stock Options

All options outstanding at September 30, 2011 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2010 and at September 30, 2011 is as follows:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	425,000	$$0.35	2.00	$$0

Options granted	-	-	-	-

Outstanding at September 30, 2011	425,000	$$0.35	1.25	$$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	20,000,000	$0.075	3.7	$0

Options granted	-	-	-	-

Outstanding at September 30, 2011	20,000,000	$0.075	2.9	$0

Note 10:  Subsequent Events

In October 2011, the Company's operating subsidiary API announced it was awarded a contract to deliver a PBIS-2000 Portable Balloon Inflation System to the Air Force Special Operations Command (AFSOC).   This contract requires delivery of the system to the AFSOC customer by the end of February 2012, and includes 360 cartridges as well as a spare parts kit, a tool kit and two days of training by API engineers at the customer’s site.  The PBIS-2000 expands the capability of API’s current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons).  The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000.  While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig).

In October 2011, the Company issued a total of 136,054,530 upon the conversion of various convertible notes and promissory notes with total principal of $118,500.

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

API has completed the design and engineering modifications necessary and has begun production of its Portable Balloon Inflation System (PBIS-1000).  In 2010 API sold three PBIS-1000 units totaling $38,940 to Kaymont Consolidated for an unspecified military customer.  During the nine month period ended September 30, 2011 the Company reported $2,574 in fee revenue related to a U.S. Department of the Navy R&D contract for a new hydrogen source to power future Unmanned Undersea Vehicles as a subcontractor to Ingenium Technologies, Inc.

In October 2011, the Company's operating subsidiary API announced it was awarded a contract to deliver a PBIS-2000 Portable Balloon Inflation System to the Air Force Special Operations Command (AFSOC).   This contract requires delivery of the system to the AFSOC customer by the end of February 2012, and includes 360 cartridges as well as a spare parts kit, a tool kit and two days of training by API engineers at the customer’s site.  The PBIS-2000 expands the capability of API’s current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons).  The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000.  While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig).

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date.  The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements as intercompany accounts.

AFPI is presently pursing other funding opportunities with German institutional investors and completed the listing of its common stock on the Deutsche Börse Frankfurt Stock Exchange in September 2010.  Although the stock is now listed on the Frankfurt exchange under the trading symbol "9AP", to date there has been minimal trading volume in the common stock.  In addition, the Company may risk a delisting of its securities based on the implementation of a new continuous auction trading platform that will require a full order book at all times for both bids and asks.  In addition, effective September 30, 2011, the Deutsche Börse required that all companies must submit an accountant's letter certifying that it have a net asset value of at least Euro 0.10 per share, which the Company complied with prior to that date.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2010 and September 30, 2011, we anticipate we will require over the next twelve months approximately $1,600,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as cash flows from operations through any sales of the PBIS reactors and the resultant sales of AlumiFuel cartridges.  In addition, the Company is pursuing funding opportunities in Europe for its AFPI International subsidiary.  In addition, a non-binding memorandum of understanding for a financing of approximately $7.5 million through the sale of common stock of AFPI owned by the Company announced earlier in 2011 is not anticipated to occur, however, the Company is presently in discussions with several parties regarding alternative financing opportunities, none of which have resulted in any funding to the Company as of the date of this report.

During the nine months ended September 30, 2011, we received a net of approximately $414,099 from our financing activities, primarily from the issuance of notes payable from various sources totaling $580,960.  This was offset by payments on notes payable totaling $181,861.  This compared to cash provided by financing activities of $1,095,079 in the nine months ended September 30, 2010 derived primarily from proceeds from the issuance of equity from both the Company and AFPI totaling $781,700 along with the issuance of debenture and notes of $564,100.  This was offset by payments on notes payable of $237,991 and payments to placement agents of $12,730 for our various note and debenture offerings.

In the nine month period ended September 30, 2011, net cash used in operating activities was $414,833.  This compared to net cash used in operating activities of $959,425 for nine month period ended September 30, 2010.  The 2011 amount included a $1,434,730 net loss that included approximately $357,752 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock based compensation expense and amortization of discount on debentures payable offset by the decrease in derivative liability on the Company's convertible notes and debentures of $412,479.  This compares to a net loss of $3,984,034 in the nine months ended September 30, 2010 that included a non-cash loss of approximately $2,723,794 primarily from stock based compensation expense of $2,350,350 related to the issuance of warrants and stock options.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt instruments and equity financing to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  To the extent that additional capital is raised through the sale of equity or equity related securities, the issuance of such securities has resulted and may continue to result in significant dilution to our current shareholders.

(b)

Results of Operations

Nine Month Period ended September 30, 2011 vs. September 30, 2010

For the nine month period ended September 30, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project versus $52,019 from the sales of three PBIS-1000 production units and Reactor Cans to fuel those units and research and development fees in 2010.  Our total operating costs and expenses in 2011 were $1,411,705 versus $3,883,868 for the nine month period in 2010.  Reactor production costs were $262 for the nine months ended September 30, 2011 as the Company worked with a customer to upgrade existing units as compared to $134,886 in the nine months ended September 30, 2010, as the Company worked to produce those units.  The loss also included $320,650 and $300,232 in 2011 and 2010, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were higher in 2011 with the addition of management fees of AFPI.  Product development expense decreased significantly at $830 for the nine months ended September 30, 2011 versus $17.076 for the nine months ended September 30, 2010 as the PBIS-1000 is now ready for production.  The 2011 expense also includes $455,000 in stock based compensation primarily for costs related to the issuance of common stock to consultants and warrants to subsidiary officers/consultants.  Stock based compensation expense totaled $2,350,350 in the nine months ended September 30, 2011 primarily from the issuances of warrants in 2010 key officers and employees at API as well as stock options in 2010.

The balance of $632,845 and $1,079,450 for “other” SG&A expenses in the nine month periods ended September 30, 2011 and September 30, 2010 was comprised of the following:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
General and administrative	$206,748	$388,668
Salaries and employee benefits	300,892	322,782
Legal and accounting	75,374	114,995
Professional services	49,831	253,005
	$632,845	$1,079,450

The “other” SG&A expense during the nine months ended September 30, 2011 included a decrease in general and administrative expenses as the Company worked to keep costs down with across the board expense cuts.  Salaries and benefits decreased slightly due to the loss of one subsidiary employee.   Legal and accounting costs also decreased.  Professional services decreased significantly as the Company had significant decreases in consulting fees during the 2011 period as compared to the 2010 period.

The company recorded $(25,813) in “other income (expense)” during the nine months ended September 30, 2011 as compared to $(152,186) in the nine months ended September 30, 2010.  This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as portions were converted to common stock during the period.  The Company experienced increases in interest expense with the addition of additional notes payable in the 2011 period versus the 2010 period as well as for beneficial conversion features on debt converted to stock for the difference in the conversion price versus the market price on the conversion date.

Three Month Period ended September 30, 2011 vs. September 30, 2010

For the three month periods ended September 30, 2011 we recorded no revenue versus $13,079 for the September 2010 period.  Our total operating costs and expenses in 2011 were $394,595 versus $787,717 for the three month period in 2010.  Reactor production costs were $139 for the three months ended September 30, 2011 as the Company worked with a customer to upgrade existing units as compared to $11,112 in the three months ended September 30, 2010 as the Company worked to product those units.  The loss also included $102,525 and $173,200 in 2011 and 2010, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were lower in 2011 due to higher management fees accrued at AFPI in the 2010 quarter.  Product development expense decreased to $0 for the three months ended September 30, 2011 versus $596 for the three months ended September 30, 2010 as the PBIS-1000 is now ready for production.  The 2011 expense also includes $109,167 in stock based compensation primarily for costs related to the issuance of warrants to API officers/consultants.  Stock based compensation expense totaled $276,000 in the three months ended September 30, 2010 from costs associated with an AFPI consulting agreement.

The balance of $182,058 and $326,103 for “other” SG&A expenses in the three month periods ended September 30, 2011 and September 30, 2010 was comprised of the following:

	Three months ended September 30, 2011	Three months ended September 30, 2010
General and administrative	$63,111	$122,447
Salaries and employee benefits	93,683	112,574
Legal and accounting	19,500	32,961
Professional services	5,764	58,121
	$182,058	$326,103

The “other” SG&A expense during the three months ended September 30, 2011 included a decrease in general and administrative expenses as the Company's worked to lower its operating costs in the face of decreased revenues with across the board expense cuts.  Salaries and benefits decreased slightly with the departure of a laboratory employee.   Legal and accounting costs also decreased.  Professional services decreased significantly as the Company had significant decreases in consulting fees during the 2011 period as compared to the 2010 period.

The company recorded $80,715 in “other income (expense)” during the three months ended September 30, 2011 as compared to $44,312 in the three months ended September 30, 2011.  This increase is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes based on valuation adjustments and lower outstanding balances.  The Company experienced increases in interest expense primarily from beneficial conversion features on debt converted to stock for the difference in the conversion price versus the market price on the conversion date  in the 2011 period versus the 2010 which also included higher interest costs for higher balances of convertible debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of September 30, 2011 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period from July 1, 2011 to September 30, 2011 we issued 52,853,950 shares of our common stock to noteholders upon conversion of $33,750 in promissory notes.  In addition to the face value of the notes, the Company recorded $43,368 in additional expense for the discounts to the market price for a total cost to the Company of $77,118.  In addition, the Company issued 11,388,566 shares in connection with the conversion of a $30,000 convertible promissory note in April 2011 resulting in additional interest expense of $31,888.  This brings the total cost for all of these conversions to $109,006 or $0.0017 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Effective August 9, 2011, the stockholders of the Company through a written consent executed by stockholders holding 382,019,996 or 53% of the Company’s common stock entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on July 12, 2011.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
3.1	Amended and Restated Articles of Incorporation of the Corporation. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 30, 2011.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: November __, 2011	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer