Form 10-K
period 2011-12-31
AlumiFuel Power Corp
filed 2012-04-16
CIK 1108046

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2012 was $1,497,100, based on the last sale price of the issuers common stock ($0.0012 per share) as reported by the OTC Bulletin Board.

The Registrant had 1,323,255,736 shares of common stock outstanding as of March 31, 2012.

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

In February 2010, the Company formed its new subsidiary, AlumiFuel Power International, Inc. ("AFPI").  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  The Company also purchased 15,000,000 shares of AFPI common stock at $0.01 per share.  On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock.

(b)

Financial information about segments.

Through December 31, 2011, we operated in only one industry segment.

(c)

Narrative description of business.

AlumiFuel Power Corporation is a company that during 2011 operated primarily through its subsidiaries API and AFPI.   We are an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives.  This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers.  Hydrogen generated by our products can fill inflatable devices such as weather balloons, feed fuel cells for portable and back-up power, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters.  Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.  This unique technology is based on the exothermic chemical reaction of aluminum powder and water.  The Company intends to operate as much as possible utilizing path-to-market partners for each target application to help keep its overhead and infrastructure costs down.

The Company's first commercially available product was the PBIS-1000 portable balloon inflation device.  Existing technologies for balloon inflation include: hydrogen and helium cylinders;  assorted toxic solid fuel systems; expensive on-site electrolysis; and unwieldy chemical hydrogen generators.  Our technology utilizes a unique, simple portable generation/launching system that is:

•

Field deployable

•

Can be launched at remote locations

•

Is a cost-effective total system solution

•

Is portable and easy to use

•

Is made of non-toxic materials

As a result of input from the initial customer, the Company has worked to produce a quieter more rugged next generation PBIS-1000 unit that is a significant upgrade over the system produced and sold in 2010.  The production unit has a simpler design with fewer components, and is lighter, more compact, more ruggedized for military applications, more user-friendly, quieter and more cost effective.  Using a higher grade stainless steel construction with better corrosion properties and durable fluorocarbon rubber for all seals, the upgraded unit can better withstand required pressures and temperatures over its long expected lifetime.  The reactor and water tanks, as well as all plumbing lines and connectors, have been optimized for weight, simplicity, and cost, and are stamped and certified with the ASME code – a standard requirement for commercial pressure vessels.  The unit meets military specification requirements for vibration, environmental and drop tests, and is housed in a molded polyethylene carrying case used regularly by the military.

In addition, a more effective packaging configuration of the company’s proprietary AlumiFuel fuel cartridges increases the speed of the reaction and the hydrogen yield, while reducing cartridge cost.  The versatile PBIS-1000 unit can produce 1,000 liters of hydrogen in 20 minutes at ambient temperature and atmospheric pressure using only two 32oz AlumiFuel cartridges.

In 2011, we were awarded a contract with the United States Air Force Special Operations Command to deliver a PBIS-2000 Portable Balloon Inflation System.  Originally slated for delivery in late February 2012, working with the customer the Company delivered the unit in April 2012.

The PBIS-2000 expands the capability of our current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons).  The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000.  While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig).

The PBIS series of man-portable reactor and launching units use our proprietary AlumiFuel technology to produce hydrogen through the powerful chemical reaction of powdered aluminum, water and proprietary additives. The devices require only a simple water hand pump and two to six small AlumiFuel cartridges to propagate the reaction and generate sufficient lift gas to launch a 5-foot diameter weather balloon. This innovation, which enables on the spot generation of hydrogen without any external energy or toxic chemicals, is easier to use and is cheaper than current lift gas solutions.  Traditionally, helium has been used as the primary lift gas, but with the increasing scarcity and cost of helium, users are realizing the benefits of switching to hydrogen.  These portable launching units are far more mobile and cost effective than other on-site hydrogen generation systems.  The Company estimates the current weather balloon lift gas market is $150-$200 million per year and encompasses military as well as civil government meteorological users worldwide; with more than 1,000,000 weather balloons and special purpose balloons launched annually for telecom relay, cloud height measurement and military/national security applications.  the customer base for the PBIS units includes various governmental users both civil and military.

Our AlumiFuel cartridges utilize standard 32 oz aluminum drink cans and our "stuffing" has been outsourced to ActionPak, a Philadelphia area volume packager/assembler with industrial scale packaging techniques & processes.  ActionPak supports all product applications and provides shipping/distribution/supply chain logistics while we control our proprietary additives.

We intend to focus or commercial activities on several “here-and-now” market driven & addressable applications:

•

Team with major path-to-market partners for each target application

•

Target early adopters of advanced hydrogen technology – government and commercial

•

Engage production partners on outsourcing basis

•

Position AlumiFuel cartridges as “razor blades” and reactors as “razors”

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

Of equal importance to the weather balloon market, the PBIS product family can easily be tailored to feed fuel cells to generate electricity for back-up, stand-by, auxiliary and portable power.  We have had ongoing discussions with major fuel cell companies regarding technology collaboration for other applications.

During 2010, the Company partnered with Ingenium Technologies and was awarded a U.S. Navy R&D contract for developing a novel new hydrogen fuel delivery system to power future fuel cell driven Unmanned Underwater Vehicles UUVs, with Ingenium as the prime contractor.  The hydrogen generator is based on the same powerful chemical reaction currently used in the PBIS hydrogen generators. In this application, however, the hydrogen is used to power a fuel cell instead of filling a weather balloon.  The prototype UUV hydrogen generator will be sized very similar to the superheated steam generator, and can be used to power a 100W fuel cell for several days.  It will also demonstrate the start and stop capabilities of the system, similar to the steam generator.  Our plan is to ultimately integrate these two generators as a hybrid power source on board an underwater platform to further advance AlumiFuel’s already high energy density, which it believes will equate to significant increases in range and operating time for underwater missions.

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

In February 2010 we formed AFPI, a Canadian corporation and our majority owned subsidiary, to be our marketing and sales arm for countries outside of North America.  In July 2011, we executed a Patent Purchase Agreement through which we sold AFPI the international patent rights to certain of our intellectual property.  We intend to use AFPI to leverage our already developed products and processes in markets outside of the United States.  AFPI began trading on the Deutsche Börse Frankfurt First Quotation Board in 2011 under the symbol "9AP".  Although the market for the 9AP has been light and sporadic, the Company recently announced that in light of a recent announcement by the Deutsche Börse Group to close the First Quotation Board on the Frankfurt Stock Exchange in late 2012, the Company is making plans to file for listing on the Entry Standard Level.  AFPI is currently reviewing the enhanced listing requirements and intends to file a prospectus as soon as possible to move forward with the Entry Standard Level listing process.

The Hydrogen Economy

The Company estimates the hydrogen market currently represents approximately $2.3 billion globally and is expanding.  In addition, the generator and battery replacement market for mobile and portable fuel cell systems is estimated to be in excess of $7 billion.  It is anticipated the hydrogen market will experience a annual growth rate in excess of 10% over the next five years.

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

In addition, the Company intends to pursue longer range plans to support UUV and other potential military applications including land-based auxiliary power systems with estimated potential spending from 2012 to 2016 in excess of $10 billion for both U.S. and Allied applications.

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

There are a number of companies using reforming technologies for hydrogen generation, including, Airgas, H2Gen, Harvest Energy Technology (which was recently acquired by Air Products), HyGear, and others. While many of these companies are further down the commercialization and production road, we believe our hydrogen generation technology is less expensive than a reformer-based approach for potential target applications, and that the technology is superior to other non-reforming hydrogen generation technologies in terms of cost, weight, safety and use of non-toxic materials.

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

Research and Development

We have expensed $22,319 on direct research and development costs during the past two years including $10,357 and $11,962 expensed in the fiscal years ended December 31, 2011 and 2010, respectively.  All of these costs were borne by us.  These amounts do not include the day-to-day operating costs associated with our operations but do include expenses for laboratory supplies, design and development costs not directly related to the manufacturing process of our products.

Employees

We currently have one full-time employee located in the Philadelphia area.  This does not include our corporate officers who each devote at least thirty hours per week on the operations of the Company, outsourced administrative personnel or our Chief Technical Officer who works as a consultant on an as needed basis.

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

The market price of our common stock fluctuates significantly.

The market price of our common shares fluctuates significantly in response to factors, some of which are beyond our control, such as:

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

•

dilution and increases in our shares outstanding including issuances under convertible notes and debentures

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

Our common stock is a “penny stock.”  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market.  A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase.  The penny stock rules may make it difficult for you to sell your shares of our stock.  Because of the rules, there is less trading in penny stocks.  Also, many brokers choose not to participate in penny-stock transactions.  Those brokers that do accept penny stocks are applying more stringent rules and requiring significant documentation for depositing stock certificates into brokerage accounts.   Accordingly, you may not always be able to deposit and resell shares of our common stock publicly at times and prices that you feel are appropriate.  In addition, restrictions placed on electronic transfer of our common stock may significantly increase the time it takes for stockholders to collect on stock sales transactions once their shares are sold.

Risks Related to Our Business

We currently have limited product revenues and will need to raise additional capital to operate our business.

We generated only $2,574 and $58,444 in fee revenues in 2011 and 2010.  While we anticipate we will generate further revenues from the sale of our PBIS portable balloon inflation devices including the US Air Force order and may have further R&D income from other projects in the future, the revenues generated from those sales in the fiscal year ending December 31, 2012 will not be sufficient to fund our operating needs during 2012 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs.  Therefore, for the foreseeable future, we will have to fund a majority of our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all.  If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders.  Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments convertible into shares of our common stock, which will have a substantial dilutive effect on our stockholders.  During 2011, our primary source of financing was from the issuance of convertible debt that resulted in a significant increase in our shares outstanding.  This trend is expected to continue for the foreseeable future.

We are not currently profitable and may never become profitable.

We have a history of significant losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  Even if we succeed in developing and commercializing one or more products, we expect to incur substantial losses for the foreseeable future and may never become profitable.  We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will not be offset by our revenues in any substantial way.

We also expect to experience negative cash flow for the foreseeable future as we work to commercialize our technology while funding our operating losses and capital expenditures.  As a result, we will need to generate significant revenues or raise additional capital in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability could negatively impact the value of our stock.

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments.  These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market.  Accordingly, this has caused significant dilution to our stockholders and will continue to do so in 2012 and the foreseeable future.  As of December 31, 2012, we had approximately $395,000 in convertible debt outstanding.  This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

We expect our operating results to vary significantly from quarter to quarter and even year to year.   As a result, quarter to quarter or year to year comparisons of these operating results are not expected to be meaningful.   Due to our hydrogen power technology business’ stage of development, it is difficult to predict potential future revenues if any or results of operations accurately.   It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company.   In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan.   This may result in our business activities not meeting their expectations.   Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

A mass market for our products may never develop or may take longer to develop than we anticipate.

The hydrogen power generation systems we currently market and intend to market are sold in markets that are still emerging or may be subject to governmental spending cutbacks.  As a result, we do not know whether end-users will want to use those products.  The development of a mass market for the hydrogen power generation technology may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products and related fuels, and consumer reluctance to buy a new product.

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

Failure to protect any intellectual property rights could seriously harm our business and prospects because we believe that developing new systems and products that are unique to us is critical to our success.  We will rely on patent, trade secret, trademark and copyright law to protect our intellectual property.  However, some of the intellectual property may not be covered by any patent or patent application, and certain patents will eventually expire.  We cannot assure that any present or future issued patents will protect the technology.  Moreover, our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent.  Accordingly, there is no assurance that:

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

Changes in regulations for both inclusion in, and listing on, the Deutsche Börse Frankfurt Stock Exchange are changing and our subsidiary, AFPI may not be able to maintain its listing.

The Company's subsidiary AFPI is traded on the Deutsche Börse Frankfurt First Quotation Board in 2011 under the symbol "9AP".  The Deutsche Börse Group has made several changes to its requirements for listing on the First Quotation board in the past year, which AFPI met.  However,  the Deutsche Börse Group has announced its intention to close the First Quotation Board on the Frankfurt Stock Exchange in late 2012 and the Company is making plans to file for listing on the Entry Standard Level, a higher level of trading.  If AFPI is unable to meet the new requirements it may be unable to maintain its listing on the Deutsche Börse Frankfurt Stock Exchange and therefore cease trading.  In the event the AFPI meets the new requirements for continued listing, there is no assurance that the Deutsche Börse Group may not implement further changes to the listing requirements that AFPI cannot meet and therefore be delisted.

ITEM 2.

PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated.  We pay $1,200 per month for these facilities, which the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies.  The Company does not currently paid rent for office space and facilities of our President in West Palm Beach, Florida, but anticipates such payments may be required in 2012.

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania.  Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014. In November 2011, API vacated these premises.  Terms of the lease call for the following payments: months one through three $0; months four through nine at half rent of $3,871; months ten through twelve at $7,742; months thirteen through twenty-four at $7,936; and increasing at the rate of 2.5% until the least term ends in 2014.  In addition, the Company is obligated to pay certain common area maintenance fees that were $1,886 per month in 2011.  Please see legal proceedings below for more information on a judgment against API for back rent, fees and future payments on this lease.

The Company is currently exploring its options with respect to office space in the Philadelphia area and has not made any determinations as to its plans.

ITEM 3.

LEGAL PROCEEDINGS.

On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord.  The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217.  The complaint alleges a breach of contract and event of default for API related to this lease.  The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible.  As of December 31, 2011, the Company had recorded $67,429 in rent expense that is included in "accounts payable, other" as of that date.  The additional judgment amount totaling $360,803 has been expensed as "litigation contingency" on our statements of operations and is recorded under the same name as a liability on balance sheets and at December 31, 2011.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Effective November 23, 2011, the stockholders of the Company through a written consent executed by stockholders holding 737,690,538 or 52% of the Company’s common stock outstanding and entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on November 23, 2011.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “AFPW”) may be obtained from the OTC Bulletin Board (“OTCBB”).  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities.  The following table sets forth, for the indicated fiscal periods, the high and low bid prices (as reported by the OTCBB) for the Company’s common stock.

	Bid Price
	High	Low
Fiscal year ended December 31, 2011
Quarter ended December 31, 2011	$0.009	$0.001
Quarter ended September 30, 201	$0.003	$0.001
Quarter ended June 30, 2011	$0.013	$0.003
Quarter ended March 30, 2011	$0.013	$0.004

Fiscal year ended December 31, 2010
Quarter ended December 31, 2010	$0.014	$0.001
Quarter ended September 30, 2010	$0.018	$0.007
Quarter ended June 30, 2010	$0.052	$0.014
Quarter ended March 30, 2010	$0.074	$0.031

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

 (b)

Holders

The number of record holders of our common stock as of March 31, 2012, was 155 according to our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

(c)

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)

Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2011, including options available for future issuance under our 2005 Stock Incentive Plan approved by our security holders on March 31, 2005 and our 2009 Stock Incentive Plan approve by our security holders effective May 26, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,425,000	$0.08	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	20,425,000	$0.08	-0-

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2011 to December 31, 2011 we issued 143,537,799 shares of our common stock to noteholders upon conversion of $136,150 in promissory notes or $0.0009 per share.  In addition to the face value of the notes, the Company recorded $436,964 in additional expense for the discounts to the market price for a total cost to the Company of $573,114.

During the three month period from October 1, 2011 to December 30, 2011 we issued 197,005,734 shares of our common stock upon the conversion of $174,000 in principal and $1,400 in accrued interest on our Convertible Debentures, 2011 Convertible Notes and Converted AFPI Notes and November 2011 Notes.  In addition, $151,907 was recorded for additional derivative liability and interest expense for a total cost to the Company of $327,807 or $0.0017 per share.

In December 2011, we conducted a private placement and sold 80,000,000 shares of our common stock for $40,000, or $0.0005 per share.  These shares had a total value of $209,600 based on the market price for the common stock on each date of issuance therefore we recorded $185,600 as stock-based compensation cost on our statement operations to reflect the discount on these shares.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2011 and 2010.

The independent auditors’ reports on our financial statements for the years ended December 31, 2011 and 2010 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2011.

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

For the fiscal year ended December 31, 2011, the financial statements include the results of the Company and its subsidiaries API, HPI as well as AFPI.  For the fiscal year ended December 31, 2010, the financial statements include audited results of the Company, API and HPI as well as AFPI beginning with its formation in February 2010.

The Company is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  Our hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  We feel we have significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

Our technology is based on the exothermic reaction of aluminum powder and water, combined with proprietary additives which act as catalysts, initiators and reactants. Novel packaging of the aluminum powder and additives into cartridges enables them to be inserted into a generator/reactor, where an infusion of water results in the rapid generation of highly pure hydrogen and superheated steam.

We have a seasoned management team and close working relationships with major industry players as path-to-market partners, including major defense contractors and commercial fabricators of the company’s reactors and cartridge products on an outsourcing basis.

We have completed the design and engineering modifications necessary and begun limited production of our Portable Balloon Inflation Systems.  During the year ended December 31, 2010, we sold three PBIS-1000 units totaling $38,940 to Kaymont Consolidated for an unspecified military customer along with $4,080 in revenue from the sale of PBIS-1000 Reactor Cans to fuel those reactors.  In addition, the Company received a total of $15,424 in fee revenue related to a U.S. Department of the Navy R&D contract for a new hydrogen source to power future Unmanned Undersea Vehicles as a subcontractor to Ingenium Technologies, Inc.  During the year ended December 31, 2011, we had $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.

In September 2011, we received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device.  This order, originally scheduled for delivery in the first quarter of 2012, is currently scheduled for delivery in April 2012.  Accordingly, the Company will not recognize the revenue from this sale until delivery of the unit early in the second quarter of 2012.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed AFPI and has subscribed for 15,000,000 shares of common stock in AFPI for $150,000 and received 25,000,000 shares of AFPI common stock pursuant to a license agreement executed between the companies.  The license agreement licenses the Company's intellectual property and trademarks for use by AFPI  giving AFPI the right to utilize that intellectual property and market the Company's products to all countries outside of North America.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date. The value of these shares eliminates on consolidation of the Company's financial statements as an intercompany transaction.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2011 and 2010, we anticipate we will require over the next twelve months approximately $1,200,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges.  As in 2011, during 2012 we anticipate a significant amount of capital resources will come from convertible debt instruments.  These instruments typically contain a significant discount to the market value of our common stock of up to 50% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the year ended December 31, 2011, we received a net of approximately $679,183 from our financing activities, primarily from the issuance of convertible and other notes payable totaling $811,000.  This is compared to cash provided by financing activities of $1,180,570 in the year ended December 31, 2010 primarily from the sale of shares of our common stock and the common stock of AFPI as well as the issuance of debentures and notes payable.

In the year ended December 31, 2011, net cash used in operating activities was $667,768.  This compared to net cash used in operating activities of $1,093,247 for same period in 2010.  The 2011 amount included a $2,880,023 net loss that included approximately $1,164,100 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock issued for services as well as the issuance of common stock below market prices upon the conversion notes or sale of stock in private placements in 2011.  This compares in 2010 to a net loss of $5,689,493 that included approximately $4,111,000 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock options in 2010 as well as stock issued for services including $750,000 for shares issued to AFPI consultants.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through debt instruments and equity financing to insure our ability to continue our development and implement other business strategies.  This plan includes the potential sale of some of our shares in AFPI through a private placement of those shares on the Frankfurt Deutsche Börse stock exchange.  The Company's plans to raise additional capital through the sale of equity or equity related securities including those in the form of convertible debt will result in the issuance of Company securities and significant dilution to our current shareholders.

(b)

Results of Operations

The Company’s results of operations for the periods ended December 31, 2011 and 2010 reported include the consolidated operations of the Company and its subsidiaries HPI, API and AFPI with the elimination of applicable intercompany accounts.

Year ended December 31, 2011

For the year ended December 31, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.  For the year ended December 31, 2010, our total revenue was $58,444 from the sales of our first three PBIS-1000 production units, Reactor Cans to fuel those units, and fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.  Our total operating costs and expenses were $1,901,371.  Reactor production costs were $4,151 for the year ended December 31, 2011 as compared to expense of $4,925,501 with reactor production costs for the year ended December 31, 2010 of $139,382.  The 2011 loss included $336,338 comprised of related party expense that included officer and key employee management fees as well as rent and bonuses paid to related parties as compared to $411,057 in the 2010 period.  Product development expense was $10,357 for the year ended December 31, 2011 versus $11,962 for the year ended December 31, 2010.  These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products.  The 2011 expense also includes $640,600 in stock based compensation primarily for costs related to the issuance of stock to consultants, the issuance of stock below market prices in private placements as well as the issuances of warrants to subsidiary officers, consultants and employees in 2011.  Stock based compensation expense for the year ended December 31,2010 totaled $2,350,350 primarily for costs related to the issuances of warrants to subsidiary officers and consultants in 2009 and 2010 that vested during the period as well as stock options granted in the first quarter of 2010.

The balance of $962,298 and $2,010,170 for “other” SG&A expenses in the periods ended December 31, 2011 and December 31, 2010 was comprised of the following:

	Year ended December 31, 2011	Year ended December 31, 2010
General and administrative	$366,382	$386,619
Legal and accounting	64,107	139,297
Professional services	190,263	1,011,183
Bad debt expense	3,175	45,188
Salaries	338,371	427,883
	$962,298	$2,010,170

The “other” SG&A expense during the year ended December 31, 2011 included a significant decrease in general and administrative expenses as the Company saw a substantial decrease in professional services fees.  During 2010, the Company issued AFPI stock valued at $750,000 to a consultant related to the Company's Frankfurt Stock Exchange Deutsche Börse listing with no similar expense recorded in 2011. Bad debt expense decreased significantly as the Company funded its affiliate FastFunds Financial Corp ("FFFC") to a much lesser degree. Legal and accounting costs were lower in 2011 primarily as legal costs were higher in 2010 with post acquisition costs. Salaries and employee benefits decreased in 2010 due to personnel changes at API.

The company recorded $(981,226) in “other income (expense)” during the year ended December 31, 2011 as compared to $(822,435) in the year ended December 31, 2010.  This increase is primarily attributed to a significant increase in interest expense during 2011 of $(710,077) in 2011 as compared to $(210,451) in 2010.  This increase is due to note conversions at below market prices and the resultant beneficial conversion feature representing the difference in the actual price for the shares issued versus the market price on the issuance date.  The amortization of convertible note discount related to the Company's convertible notes and debentures of $(357,409) in 2011 versus $(304,305) in 2010.   Fair value adjustment of derivative liabilities also changed significantly in 2011 at $447,063 as compared to expense of $(307,679) in 2010 due to changes in the mix of those derivatives including conversions of older notes and issuances of new notes with much lower stock prices.

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

(c)

Off-Balance sheet arrangements

During the fiscal year ended December 31, 2011, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $483,154 of debt outstanding as of December 31, 2011 including convertible debentures and notes with a face value totaling $295,000, which has been borrowed at fixed rates ranging from 6% to 48%. Of this fixed rate debt, $329,654 is due on demand or is due during the current fiscal year while $153,500 is long term debt due in 2013.

ITEM 8.

FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2011, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c)

Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	76	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	46	Secretary	May 2005

(c)

Significant employees

Not applicable.

(d)

Family relationships

None.

 (e)

Business experience

HENRY FONG

Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with limited business operations, since June 2004.  Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong has been the Chief Executive Officer of Techs Loanstar, Inc., a publicly traded Company that provides software technology solutions to the healthcare market, since February 2010 when it merged with ZenZuu USA (“ZZUSA”).  Mr. Fong was the Chief Executive Officer of ZZUSA since its inception in June 2009 and the Chief Executive Officer of ZZPartners, Inc. from its inception (April 2008) through its merger with ZZUSA.   Mr. Fong is currently the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company. PBIC is seeking to merge with a target company. PBIC filed a Form 10 registration statement which went effective in October 2009. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982.  Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON

Mr. Olson has been secretary of the Company since May 2005.  From March 2002 until December 2010, Mr. Olson was the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions.  From June 2004 to September 2011, Mr. Olson was the Secretary of FastFunds Financial Corporation, a publicly traded company with limited business operations.  Mr. Olson has been Secretary of Equitex 2000, Inc., a privately held entity since its inception in 2001.  Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

(b)

Compensation discussion and analysis

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the years ended December 31, 20111 and 2010. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $132,000 for the year ended December 31, 2011 and $33,000 for the year ended December 31, 2010.   As of December 31, 2010, the Company owed $49,192 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the years ended December 31, 2011 and 2010, the Company recorded $6,338 and $19,607,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program.  At December 31, 2011 there was $6,174 payable under the bonus plan.

Periodically, the board of directors awards stock options to officers, directors and employees as incentive to attract and maintain their employment with us. During the year ended December 31, 2010 the Company awarded 8,650,000 in stock options from its 2009 Stock Option Plan to officers and directors.

In June 2010, the Company agreed to issue a warrant to Mr. Cade with the condition that he agreed to cancel certain warrants issued in 2009.  Accordingly, the previously issued warrants were cancelled and a warrant to purchase a total of 15,000,000 shares of common stock was issued.  This warrant vested immediately, was exercisable for a period of five years, and was exercisable at $0.05 per share.  This warrants were valued at $465,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2010.

In July 2012, agreed to issue a warrant to Mr. Cade with the condition that he agreed to cancel the above warrant issued in 2010.  Accordingly, the previously issued warrant was cancelled and a warrant to purchase a total of 15,000,000 shares of common stock was issued.  This warrant vested immediately, is exercisable for a period of five years, and is exercisable at $0.01 per share.  This warrant was valued at $45,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2011.

(c)

Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2011 and 2010, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director; Principal Executive Officer & Principal Accounting Officer	2011 2010	$96,000 $96,000	$5,070 $15,686	0 $159,593	$90,000 $22,500	$191,070 $293,779

Thomas B. Olson Secretary & Treasurer	2011 2010	$24,000 $24,000	$1,268 $3,921	0 $78,023	$42,000 $10,500	$67,268 $116,144

David J. Cade President, AlumiFuel Power, Inc.	2011 2010	$200,000 $200,000	0 0	0 0	$45,000 $465,000	$245,000 $645,000

 (d)

Grants of plan based awards table

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Henry Fong (1) President & Director; Principal Executive Officer & Principal Accounting Officer	2011 2010	0 3,892,500	0 $0.041	0 $159,593

Thomas B. Olson (2) Secretary & Treasurer	2011 2010	0 1,903,000	0 $0.041	0 $78,023

(e)

Narrative disclosure to summary compensation table and grants

For Mr. Fong in 2011, in addition to management fees and bonus as discussed above, other compensation represents management fees to Mr. Fong from AFPI.  In 2010 Options awards include 3,892,500 options granted Mr. Fong from the Company's 2009 Stock Option Plan.  This amount represents their value ($0.041) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.041 per share, the market value on the date of grant, until March 15, 2015.  Other compensation represents management fees to Mr. Fong from AFPI.

For Mr. Olson in 2011, in addition to management fees and bonus as discussed above, other compensation represents management fees to Mr. Olson from AFPI.  In 2010, Options awards include 1,903,000 options granted Mr. Olson from the Company's 2009 Stock Option Plan.  This amount represents their value ($0.041) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.041 per share, the market value on the date of grant, until March 15, 2015.  Other compensation represents management fees to Mr. Olson from AFPI.

For Mr. Cade in 2011, in addition to salary, Other compensation represents the value, at issuance, of 15,000,000 warrants granted Mr. Cade during 2011.  This amount represents their value ($0.003) on the grant date based upon the Black-Scholes option pricing model.  These warrants are exercisable at $0.01 per share, until July 12, 2016.  In 2010, Other compensation represents the value, at issuance, of 15,000,000 warrants granted Mr. Cade during 2010.  This amount represents their value ($0.031) on the grant date based upon the Black-Scholes option pricing model.  These warrants were exercisable at $0.05 per share, the market value on the date of grant, until June 2, 2015, but have now been cancelled.

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

(j)

Potential payments upon termination or change-in-control

Not applicable.

(k)

Compensation of directors

Prior to his resignation in November 2011, Mr. Grunfeld received no compensation for his services to the Company in 2011.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)

Security ownership of certain beneficial owners.

(b)

Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2012 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Number of Options Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Joseph Bushman 715 St Hwy 49 Wittenberg, WI 54499	66,521,787	0	700,000	67,221,787	5.1%

Henry Fong (3) 7315 East Peakview Ave Englewood, CO 80111	8,606,807	123,100	11,226,076	19,832,883	1.6%
Thomas B. Olson (4) 7315 East Peakview Ave Englewood, CO 80111	448,345	37,000	4,811,644	5,259,989	0.4%
David J. Cade (5) 3611 Market St, Ste 950 Philadelphia, PA 19104	80,500	138,462	15,000,000	15,080,500	1.1
All Executive Officers and Directors as a Group (4 persons) (3)(4)(5)	9,135,652	298,562	31,037,720	40,173,372	3.0%

__________

(1)

As of March 31, 2012, 1,323,255,736 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred").  The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock.  In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the conversion.  There is a Mandatory Conversion Date of July 12, 2016.  At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof.

(3)

Consists of: 8,013,425 common shares and 699,000 warrants held by Gulfstream Financial Partners, LLC, of which Mr. Fong is the majority member; 593,382 common shares and 1,234,576 warrants held by HF Services, LLC of which Mr. Fong is managing member, which represents his portion of the membership interest; 300,000 shares exercisable under our 1995 Stock Incentive Plan; and 8,992,500 shares exercisable under our 2009 Stock Incentive Plan.  These shares do not include any shares held by Mr. Fong's spouse of which he disclaims any beneficial ownership.

(4)

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

(5)

Includes a warrant to purchase up to 15,000,000 shares of common stock.

(c)

Changes in control

We are not aware of any arrangements that could result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)

Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We pay $1,200 per month for use of office space and the use of business machines, telephone equipment and other office equipment. The Company also pays a management fee to this corporation of $6,500 per month for services related to the bookkeeping, accounting and corporate governance functions of its subsidiaries.

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

Director Independence

Our board of directors has one director and has no standing sub-committees at this time due to the associated expenses and the small size of our board.  We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

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

We do not currently have a standing compensation committee or non-employee directors.  When we have non-employee directors on our board, those non-employee directors consider executive officer compensation, and our entire board participates in the consideration of director compensation.  Non-employee board members would oversee would compensation policies, plans and programs.  Our non-employee board members would further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal years ended December 31, 2011 and 2010.

Audit Fees

Fees for audit services billed in fiscal year ended December 31, 2011 totaled $12,000 and consisted of audit of the Company’s annual financial statements.  Fees for audit services billed in fiscal year ended December 31, 2010 totaled $10,000 and consisted of audit of the Company’s annual financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2011 or 2010 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2011 or 2010 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2011 and 2010 for products and services provided by the principal accountant, other than the services reported above.

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
3.2

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed August 24, 2011 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on August 30, 2011)

3.3

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed December 7, 2011 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on December 12, 2011)

3.4	Bylaws (incorporated by reference to the like numbered exhibit of Registrant’s Registration Statement on Form SB-2 filed on March 30, 2001).
3.5

Certificate of Designation of Series B Preferred Stock (incorporated by reference to exhibit number 3.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 19, 2011).

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 16, 2012	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	/s/ Henry Fong
Henry Fong
Director

Date: April 16, 2012	/s/ Aaron A. Grunfeld
Aaron A. Grunfeld
Director

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statement of Operations for the years ended December 31, 2011
and 2010	F-4

Consolidated Statement of Changes in Shareholders' Deficit for the years ended
December 31, 2011 and 2010	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2011
and 2010	F-7

Notes to Consolidated Financial Statements	F-8

F-1

Board of Directors

AlumiFuel Power Corporation

Denver, CO

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of AlumiFuel Power Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlumiFuel Power Corporation as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

April 12, 2012

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Cash	$2,628	$11,213
Accounts receivable	—	—
Deposits	472	—
Prepaid expenses	—	588
Notes receivable (Note 5)	8,000	—
Other current assets	102	—
Total current assets	11,202	11,801
Property and equipment, less accumulated depreciation of $4,016 (2011) and $3,881 (2010) (Note 1)	3,463	10,226
Deferred debt issuance costs (Note 3)	36,376	80,988
Total long-term assets	39,839	91,214
Total assets	$51,041	$103,015

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$111,702	$290,661
Accounts payable, other	736,935	463,916
Derivative liability, convertible notes payable (Note 3)	491,191	955,222
Notes payable, related party (Note 3)	34,637	128,541
Notes payable, other (Note 3)	153,517	221,174
Convertible notes payable, net of discount of 189,916 (2011) and 33,333 (2010) (Note 3)	51,584	106,667
Litigation contingency (Note 7)	360,803	-
Payroll liabilities (Note 6)	103,787	80,874
Accrued expenses (Note 7)	104,231	44,324
Dividends payable (Note 6)	12,402
Accrued interest payable:
Interest payable, convertible notes (Note 3)	46,697	37,607
Interest payable, related party notes (Note 3)	5,267	10,010
Interest payable, notes payable other (Note 3)	48,811	7,940
Total current liabilities	2,261,564	2,346,936
Capital leases (Note 7)	1,944	-
Long-term convertible notes payable net of current portion, net of discount of $61,569 (2011) and $191,944 (2010) (Note 3)	91,931	103,056
Total long-term liabilities	93,875	103,056
Total liabilities	2,355,439	2,449,992
Commitments and contingencies	—	—
Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; 10,000,000 shares authorized,521,162 (2011) and -0- (2010) shares issued and outstanding	521,162	—
Common stock, $.001 par value; 3,000,000,000 shares authorized,927,629,201 (2011) and 333,259,019 (2010) shares issued and outstanding	927,629	333,259
Additional paid-in capital	13,283,712	13,908,015
Accumulated deficit	(19,440,819)	(16,560,796)
Total shareholders' deficit of the Company	(4,708,316)	(2,319,522)
Non-controlling interest (Note 1)	2,403,918	(27,455)
Total shareholders' deficit	(2,304,398)	(2,346,977)
Total liabilities and shareholders' deficit	$51,041	$103,015

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

	2011	2010

Revenue (Note 1)	$2,574	$58,444
Total Revenue	2,574	58,444

Operating costs and expenses:
Reactor production	4,151	139,382
Product development expense (Note 1)	10,357	11,962
Selling, general and administrative expenses
Related party (Note 2)	336,338	411,057
Stock-based compensation (Note 6)	640,600	2,350,350
(Gain) loss on debt extinguishment (Note 1)	(56,247)	-
Depreciation (Note 1)	3,873	2,580
Other (Note 4)	962,298	2,010,170

Total operating costs and expenses	(1,901,371)	(4,925,501)

Loss from operations	(1,898,797)	(4,867,057)

Other income (expense)
Litigation contingency (Note 7)	(360,803)	-
Interest (expense) income, amortization of convertible note discount (Note 3)	(357,409)	(304,305)
Interest expense (Note 3)	(710,077)	(210,451)
Fair value adjustment of derivative liabilities (Note 3)	447,063	(307,679)

	(981,226)	(822,435)

Loss before income taxes	(2,880,023)	(5,689,492)

Income tax provision (Note 8)	-	-

Net loss	(2,880,023)	(5,689,492)

Net loss attributable to non-controlling interest (Note 1)	76,524	465,030

Net loss attributable to Company	(2,803,499)	$(5,224,462)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding (Notes 1 & 6)	426,019,193	309,636,173

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Deficit

Years Ended December 31, 2011 and 2010

	Common stock		Preferred stock		Additional		Non-	Total
	Shares	Par value	Shares	Par value	paid-in capital	Accumulated deficit	controlling interest	shareholders deficit

Balance at December 31, 2009	289,936,993	$289,937	-	$ -	$ 9,459,316	$ (10,871,303)	$ -	$ (1,122,049)
January through December 2010, issuance of common stock in private placements (Note 6)	17,037,500	17,038	-	-	217,763	-	-	234,801
March 2010, issuance of stock options to officers, directors & consultants (Note 6)	-	-	-	-	354,650	-	-	354,650
March 2010, issuance of common stock for consulting agreements (Note 6)	2,875,000	2,875	-	-	115,000	-	-	117,875
March 2010, issuance of common stock to convertible note holders (Note 6)	1,378,488	1,379	-	-	61,798	-	-	63,177
March 2010, issuance of warrants to subsidiary officers and consultants in May 2009 (Note 6)	-	-	-	-	516,825	-	-	516,825
May 2010, issuance of common stock to debenture holders (Notes 3 & 6)	6,222,216	6,222	-	-	297,111	-	-	303,333
June 2010, issuance of warrants to subsidiary officers and consultants (Note 6)	-	-	-	-	1,085,000	-	-	1,085,000
May 2010, issuance of warrants to note holder (Note 6)	-	-	-	-	3,500	-	-	3,500
Issuance of equity by AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	1,452,354	-	(492,485)	959,869
July 2010, issuance of common stock for consulting agreements (Note 6)	13,800,000	13,800	-	-	262,200	-	-	276,000
August 2010, issuance of common stock for loan extension (Notes 3 & 6)	284,684	284	-	-	6,264	-	-	6,548
September 2010, issuance of warrants to subsidiary note holders (Note 6)	-	-	-	-	60,000	-	-	60,000
December 2010, issuance of common stock to convertible note holders (Notes 3 & 6 )	1,724,138	1,724	-	-	16,234	-	-	17,958
Net loss	-	-	-	-	-	(5,689,493)	465,030	(5,224,463)
Balance at December 31, 2010	333,259,019	333,259	-	-	13,908,015	(16,560,796)	(27,455)	(2,346,977)

(Continued)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Deficit

Years Ended December 31, 2011 and 2010

	Common stock		Preferred stock		Additional		Non-	Total
	Shares	Par value	Shares	Par value	paid-in capital	Accumulated deficit	controlling interest	shareholders deficit

January through March 2011, issuance of common stock to convertible note holders (Notes 3 & 6)	16,081,183	16,081	-	-	162,874	-	-	178,955
February 2011, issuance of common stock for consulting agreements (Note 6)	6,000,000	6,000	-	-	294,000	-	-	300,000
February 2011, issuance of common stock on conversion of debt (Note 3 & 6)	9,020,935	9,021	-	-	48,112	-	-	57,133
February 2011, issuance of subsidiary warrants upon issuance of notes payable (Notes 3 & 6)	-	-	-	-	45,000	-	-	45,000
April through June 2011, issuance of common stock to convertible note holders (notes 3 & 6)	89,870,581	89,871	-	-	259,688	-	-	349,559
Issuance of equity by AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(2,361,374)	-	2,354,849	(6,525)
July 2011, issuance of warrants to subsidiary officers and consultants (Note 6)	-	-	-	-	105,000	-	-	105,000
July 2011, issuance of preferred stock on conversion of debt (Note 6)	-	-	329,662	329,662	-	-	-	329,662
July through August 2011, issuance of common stock on conversion of debt (Note 3 & 6)	52,853,950	52,854	-	-	56,151	-	-	109,005
October through December 2011, sale of subsidiary
common stock by Parent (Note 1)	-	-	-	-	60,268	-	-	60,268
October through December 2011, issuance of common stock to convertible note holders (notes 3 & 6)	143,537,799	143,537	-	-	429,577	-	-	573,114
October through December 2011, issuance of common stock on conversion of debt (Note 3 & 6)	197,005,734	197,006	-	-	130,801	-	-	327,807
November 2011, issuance of preferred stock on conversion of debt (Note 6)	-	-	191,500	191,500	-	-	-	191,500
December 2011, issuance of warrants to subsidiary employees (Note 6)	-	-	-	-	16,000	-	-	16,000
December 2011, issuance of common stock in private placement (Note 6)	80,000,000	80,000	-	-	129,600	-	-	209,600
Net loss	-	-	-	-	-	(2,880,023)	76,254	(2,803,499)
Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	$13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(2,880,023)	$(5,689,493)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 6)	45,000	-
Stock based compensation (Note 6)	640,600	2,350,350
Shares issued for services (Note 6)	-	986,225
Debt issuance costs (Note 3)	54,612	-
Beneficial conversion feature (Note 6)	506,699	-
Allowance for bad debt (Note 1)	-	88,503
Disposal of property (Note 1)	2,238	-
Depreciation and amortization	3,873	103,834
(Decrease) increase in derivative liability (Note 3)	(446,327)	307,679
Amortization of discount on debentures payable (Note 3)	357,409	304,305
Write-off of note payable (Note 3)	-	(30,000)
Changes in operating assets and liabilities:
Accounts and other receivables	(8,102)	492
Prepaid expenses and other assets	117	24,133
Accounts payable and accrued expenses	892,513	9,857
Related party payables (Note 2)	34,819	246,104
Interest payable	108,804	204,764
Net cash used in operating activities	(687,768)	(1,093,247)
Cash flows from investing activities:
Purchase of equipment (Note 7)	-	(4,869)
Issuance of notes receivable (Note 5)	-	(88,503)
Net cash used in investing activities	-	(93,372)
Cash flows from financing activities:
Proceeds from convertible notes (Note 3)	152,500	175,000
Proceeds from notes payable, related (Note 3)	308,485	170,900
Proceeds from notes payable, other (Note 3)	350,075	317,000
Proceeds from sales of common stock (Note 6)	40,000	234,801
Proceeds from sales of subsidiary equity (Note 1)	20,000	571,900
Proceeds from sale of subsidiary stock by parent (Notes 1 & 6)	60,268	-
Payments under capital leases (Note 7)	(1,592)	-
Payments on notes payable (Note 3)	(122,166)	(98,817)
Payments on notes payable, related (Note 3)	(118,387)	(174,894)
Payments to placement agents (Note 3)	(10,000)	(15,320)
Net cash provided by financing activities	679,183	1,180,570
Net change in cash and cash equivalents	(8,585)	(6,049)
Cash and cash equivalents:
Beginning of period	11,213	17,262
End of period	$2,628	$11,213
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$35,895	$42,947
Noncash financing transactions:
Notes and interest payable converted to stock	$687,550	$150,000
Notes and interest payable converted to stock, related	$-	$-
Accrued expenses converted to preferred stock	$138,462	$-
Accounts payable related converted to preferred stock	$195,000	$-
Notes payable related converted to preferred stock	$187,700	$-

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc. The Company operates primarily through its subsidiaries, AlumiFuel Power, Inc., a Colorado corporation ("API") and AlumiFuel Power International, Inc. ("AFPI"), a Canadian corporation.  The Company is a an early production stage alternative energy company producing products that generate hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  Our hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.  AFPI was formed as the international marketing arm of the Company.

The financial statements contained herein for the years ended December 31, 2011 and 2010 comprise the consolidated financial statement of the Company and its subsidiaries API, AFPI, and HPI Partners, LLC ("HPI").

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock.  As part of the agreement, AFPI will reimburse the Company, from time-to-time, for reasonable costs and expenses related to the past, present and future development costs of the IP in an amount to be determined by the parties.  For the year ended December 31, 2010, that amount totaled $700,000, which has been eliminated as an intercompany account in the December 31, 2010 financial statements.  In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share.  AFPI conducted a private placement of common stock at $0.10 per share.  As of December 31, 2010, AFPI sold 5,719,000 shares of its common stock in the private placement in exchange for $571,900.  AFPI also issued 29,531 shares of common stock upon the cashless exercise of 35,000 warrants and 1,000,000 shares issued to officers, directors and consultants for $100,000 in management fees due them.  In addition, AFPI issued 7,500,000 shares to a consultant valued at $750,000 and 30,000 shares were issued upon the conversion of debt totaling $3,000.  As a result, the total number of AFPI shares outstanding at December 31, 2010 was 54,278,531, of which 14,278,531 is held by shareholders other than the Company representing 26.3% of the outstanding common shares of AFPI as of that date.  This represented a non-controlling interest in AFPI that totaled $(27,455) based on AFPI's outstanding total equity of $(104,369) at December 31, 2010.  In addition, $465,030 in the net loss of AFPI for the year ended December 31, 2010 was attributed to the non-controlling interest of those stockholders.

During the year ended December 31, 2011, AFPI sold an additional 133,333 shares of its common stock in private placements in exchange for $20,000.    AFPI also issued 500,000 shares to a consultant valued at $50,000 in 2011.

On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date.  As a result of these transactions, the total number of AFPI shares outstanding at December 31, 2011 was 62,411,864.

In the fourth quarter ended December 31, 2011, the Company sold a total of 139,135 shares of its AFPI on the Deutsche Börse for total proceeds of $60,268, which is reflected on the statements of changes in stockholders' deficit. As a result, the Company owned 47,360,865 shares of AFPI common stock at December 31, 2011. The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at December 31, 2011 as intercompany accounts with 15,050,99 held by shareholders other than the Company representing 24.1% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $2,403,918 based on AFPI's outstanding total equity of $9,968,308 at December 31, 2011.  In addition, $76,524 in the net loss of AFPI for the year ended December 31, 2011 has been attributed to the non-controlling interest of those stockholders.

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history.  The Company’s future success will be dependent upon its ability to market its products including its portable balloon inflation devices including the PBIS-1000 (of which the Company sold three units in 2010) and the PBIS-2000 (which the Company is working during the first quarter of 2012 to deliver one unit).

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at December 31, 2011 and 2010 were $-0-.

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

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years
Leasehold improvements	7 years

The Company's property and equipment consisted of the following at December 31, 2011 and 2010:

	Cost		Accumulated Depreciation		Balance
	2011	2010	2011	2010	2011	2010
Equipment	$5,540	$6,365	$3,204	$2,406	$2,595	$3,959
Furniture	1,680	7,742	812	1,475	868	6,267

Total	$7,220	$14,107	$4,016	$3,881	$3,463	$10,226

During the year ended December 31, 2011, the Company recorded a loss on disposition of assets of $6,389 including $2,238 for equipment installed in the Philadelphia offices of API that remained in the facility upon API's move in November 2011 as well as $4,151 for certain cases provided to customers upon delivery of PBIS units in 2010 and 2011. These amounts are included in "other" operating costs and expenses for the year ended December 31, 2011.

Investment Securities

The Company accounts for its ownership of the common stock of FastFunds Financial Corporation (“FFFC”) in accordance with APB Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock, which provides that the equity method of accounting should be used by an investor whose investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds less than a majority of the voting stock. Because the Company owns approximately 34% of FFFC's common stock, but not a majority of the shares, the Company has the ability to exercise significant control over FFFC's operations.  Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds.  Accordingly, since FastFunds has recorded significant net losses in each of its last two fiscal years, the investment has been written down to zero.

Research and Development

Research and development costs are expensed as incurred.  In each of the years ended December 31, 2011 and 2010, the Company incurred $10,357 and $11,962 in direct research and development costs, identified as "product development expense" on our statements of operations.  If this amount, $937 and $7,920 were laboratory equipment and supplies for the years ended December 31, 2011 and 2010, respectively.  These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt.  The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At December 31, 2011 and 2010, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2011 and 2010, as the impact of the potential common shares, which totaled approximately 579,869,000 (December 31, 2011) and 165,104,000 (December 31, 2010), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2011 and 2010 is equal to basic loss per share.

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

During the fiscal year ended December 31, 2010 the Company recorded revenue totaling $58,444 consisting of $43,020 for the sale of three PBIS-1000 units and AlumiFuel reactor cans as well as $15,424 as part of a U.S. Navy research contract.  During the fiscal year ended December 31, 2011 the Company recorded revenue totaling $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.

In September 2011, the Company received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device.  This order, originally scheduled for delivery in the first quarter of 2012, is currently scheduled for delivery in April 2012.  Accordingly, the Company will not recognize the revenue from this sale until delivery of the unit early in the second quarter of 2012.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2011 and 2010.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $132,000 for the year ended December 31, 2011 and $33,000 for the year ended December 31, 2010.   As of December 31, 2011 and 2010, the Company owed $49,192 and $50,542, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the years ended December 31, 2011 and 2010, the Company recorded $6,338 and $19,607,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program.  At December 31, 2011 and 2010, respectively there was $6,174 and $6,927 payable under the bonus plan.

API paid a management fee of $6,500 to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions.  For each of the years ended December 31, 2011 and 2010, these management fees totaled $78,000.  As of December 31, 2011 and 2010, the Company owed $39,065 and $31,300 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,200 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services.  Rent expense totaled $14,400 for each of the years ended December 31, 2011 and 2010, respectively.  A total of $550 and $3,600 in rent expense was accrued but unpaid at December 31, 2011.

During the year ended December 31, 2010, The Company’s subsidiary, API, paid its part-time chief technology officer and its part-time vice president/general counsel each $6,500 per month in management fees.  For the year ended December 31, 2011, the Company's management evaluated the amount of time devoted to API by both of these persons as well as the scope of their work for the Company and determined that they should no longer be considered related parties.  Therefore, amounts accrued and/or paid to them during 2011 has not been recorded as a related party payable.  For the year ended December 31, 2010 these management fees totaled $156,000, $78,000 of which was recorded as legal and accounting expense during the period.  At December 31, 2010, the Company owed $186,434 in accrued fees and related expenses to these individuals.

Accounts payable to related parties consisted of the following at December 31, 2011:

Management fees and related expenses payable to officers	$88,257

Bonus payable to officers	6,174

Rent payable to affiliate of officers	550

Accrued other expenses payable to officers	16,721

Total accounts payable, related party	$111,702

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $4,700 loaned during the year ended December 31, 2010 and $34,300 loaned during the year ended December 31, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the year ended December 31, 2010, $3,017 in principal and $21 in accrued was paid on these notes leaving $1,718 in principal and $13 in accrued interest due at December 31, 2010.  During the year ended December 31, 2011, $35,163 in principal and $1,026 in accrued interest was paid on these notes leaving $854 in principal and $6 in accrued interest payable at December 31, 2011.

During the year ended December 31, 2010, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand.  Of this amount, $2,988 in principal and $12 in accrued interest was repaid during the year leaving a principal balance of $1,512 with accrued interest of $1 payable at December 31, 2010.  No further loans or payments were made during the year ended December 31, 2011 leaving a principal balance of $1,511 with accrued interest of $123 payable at that date.

During the year ended December 31, 2010, Company issued promissory notes to a company owned by its president totaling $57,250.  An additional $92,500 was loaned by the company during 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  Of the amount loaned, $39,904 in principal and $253 in interest was repaid during the year ended December 31, 2010 leaving a principal balance of $17,346 on these notes and $19 in accrued interest payable at that date.  During the year ended December 31, 2011, $31,728.19 in principal and $2,472 in interest was repaid on these notes.  In addition, $78,000 of these notes were converted to $78,000 of our Series B Preferred Stock in July 2011 as explained more fully in Note 6 Capital Stock below.  Accordingly as of December 31, 2011, $118 in principal and $1 in accrued interest was payable on these notes.

The Company has executed two promissory notes with a company affiliated with the Company’s officers.  These note carry an interest rate of 8% per annum and are due on demand.  As of December 31, 2010 all  $1,800 in principal and $50 in accrued interest was payable on these notes.  During the year ended December 31, 2011, and additional $40,135 in notes was issued to this company.  In July 2011, $41,000 of the amount due was converted to $41,000 of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below.  This left a balance due at December 31, 2011 of $935 in principal and $339 in accrued interest payable.

At December 31, 2009, the Company owed $5,500 in principal and $1,081 in accrued on a promissory note issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  During the nine months ended September 30, 2010, the Company borrowed and additional $4,000 and paid $7,335 in principal and $1,365 in accrued interest to the partnership.   As of December 31, 2010, the Company owed $2,165 in principal and $108 in accrued interest on these notes.  There were no further transaction with this partnership during the year ended December 31, 2011 leaving $2,165 in principal and $282 in accrued interest payable.

In 2009 the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries and interest rate of 8% per annum and is due on demand.  There have been no payments of principal or interest on this note.  At the years ended December 31, 2010 and 2011, $5,000 in principal with $687 and $1,087, respectively, in accrued interest remained outstanding on this note.

During the year ended December 31, 2010, the Company borrowed $5,000 from a Corporation owned by its Secretary. During the year ended December 31, 2011, an additional $10,700 was loaned.  These notes carried and interest rate of 8% per annum and were due on demand.  All of the respective notes were repaid in the years issued with $15 in accrued interest paid in 2010 and $4 in accrued interest paid during 2011.

During the year ended December 31, 2010, a company owned by the Company's officers loaned a total $38,100 in various promissory notes that are due on demand and carry an interest rate of 8%.  During the year ended December 31, 2011, an additional $6,500 was loaned. During the year ended December 31, 2010, $37,899 in principal and $321 in accrued interest was repaid on these notes leaving a principal balance due of $201 with no accrued interest as of that date.  During the year ended December 31, 2011, $5,433 in principal and $128 in interest was paid on the notes leaving a principal balance of $1,268 and accrued interest payable of $26 as of that date.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2010, a corporation affiliated with the Company's officers loaned $19,800 to the Company that is due on demand and carries and interest rate of 8% per annum.  During the year ended December 31, 2011, an additional $28,600 was loaned under the same terms.  As of December 31, 2010, the entire principal balance of these notes along with $441 in accrued interest was due and payable. During the year ended December 31, 2011, $28,817 in principal and $2,933 in interest was repaid on these notes leaving a principal balance of $19,583 and accrued interest payable of $527 at that date.

During the year ended December 31, 2011, the Company borrowed $20,700 from a company affiliated with a Company officer.  In July 2011, the entire $20,700 of these notes was converted to $20,700 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below.  There was no principal balance but accrued interest of $536 outstanding at December 31, 2011.

During the year ended December 31, 2011, the Company borrowed $29,850 from a company affiliated with the Company's officers.  In July 2011, $29,500 of these notes was converted to $29,500 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below.  The principal balance of $350 along with accrued interest of $251 remained outstanding at December 31, 2011.

During the year ended December 31, 2010, the Company borrowed $30,500 from an third party who became an affiliate of the Company's president during the fourth quarter of 2011.  These notes are due on demand and bear interest at 8% per annum.  During the year ended December 31, 2011, an additional $24,300 was loaned under the same terms.  During the year ended December 31, 2010, $884 in principal and $116 in accrued interest was repaid on these notes leaving a principal balance of $29,616 with interest payable of $1,075 at December 31, 2010.  During the year ended December 31, 2011, $4,147 in principal and $2,553 in accrued interest was repaid on these notes leaving a principal balance due of $2,853 with accrued interest payable of $25 as of that date.  In addition, prior to becoming an affiliate of the Company, $25,300 in principal on these notes was sold to unaffiliated third parties and converted to common stock of the Corporation.  Please see note Note 6 Capital Stock below for further information on these transactions.

During the year ended December 31, 2010, the Company borrowed $25,000 from an third party corporation that became an affiliate of the Company's president during the fourth quarter of 2011.  These notes are due on demand and bear interest at 8% per annum. During the year ended December 31, 2011, an additional $18,500 was loaned under the same terms.  The entire principal balance of these notes remained unpaid at December 31, 2010 with accrued interest payable of $876 at that date.  In the March and July 2011 a total of $25,000 of these notes was sold to a unaffiliated third parties and converted to common stock of the Corporation.  Please see note Note 6 Capital Stock below for further information on these transactions.  In addition, in November 2011 the $18,500 principal balance on these notes was converted to $18,500 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below.  As of December 31, 2011, $1,829 in accrued interest remained payable on these notes.

HPI Partners, LLC

In periods prior to December 31, 2009, HPI received loans from Company officers or their affiliates that were repaid as of that date.  Accrued interest due totaling $235 remained unpaid on these paid notes as of both December 31, 2011 and 2010.

At December 31, 2009 of $2,052 in loans was payable by HPI to a company owned by one of its managers.  During the year ended December 31, 2010, the entire principal balance of this note was repaid along with $285 in accrued interest leaving no balance due.

Notes and interest payable to related parties consisted of the following at December 31, 2011:

Notes payable to officers; interest at 8% and due on demand	$854

Notes payable to affiliates of Company officers; interest at 8% and due on demand	33,783

Notes payable, related party	34,637

Interest payable related party	5,267

Total principal and interest payable, related party	$39,904

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

From time to time the Company has issued various promissory notes payable to an unaffiliated trust which totaled $119,549 at December 31, 2009.   During the year ended December 31, 2010, the trust loaned an additional $36,150 and the Company repaid $76,699 in principal and $23,301 in interest on these notes leaving a balance due of $78,999 in principal and $23,301 in interest payable at that date.  During the year ended December 31, 2011, the trust loaned an additional $25,525.   All notes bear an interest rate of 8% and are due on demand.  During the year ended December 31, 2011, the trust converted $58,349 in principal to 32,867,089 shares of our common stock.  In addition, during the year ended December 31, 2011, the trust sold $33,150 in principal on these notes was sold to unaffiliated third parties and converted to common stock of the Company.  Please see note Note 6 Capital Stock below for further information on these transactions.    Of the balance due, the Company repaid $3,240 in principal and $11,720 in interest on these notes.  As of December 31, 2011, $9,785 in principal with $110 in accrued interest remained outstanding on all notes payable to the trust.

As of December 31, 2009, $2991 in principal and $16 in accrued interest was outstanding on a demand promissory note from an unaffiliated third party with interest payable at 8%.  During the year ended December 31, 2010, $16,500 in additional loans were received from this entity and $2,933 was repaid leaving a principal balance of $16,558 and accrued interest of $1,164 payable at December 31, 2010. During the year ended December 31, 2011, an additional $48,050 was loaned under the same terms while $30,500 was loaned at an interest rate of 8% with a term of six months and convertible at $0.01.  During the year ended December 31, 2011, $8,926 in principal and $3,074 in accrued interest was repaid on these notes.  In addition, a total of $53,450 in principal on these notes was sold in various transactions to unaffiliated third parties and converted to common stock of the Company.  Please see note Note 6 Capital Stock below for further information on these transactions.  Following these transactions there was a principal balance due of $32,732 along with $334 in interest due at December 31, 2011.

In December 2011, an unaffiliated third party loaned the Company $26,000.  This note is due on demand and bears interest at 8% per annum.  The entire principal balance of $26,000 and accrued interest of $52 remained outstanding at December 31, 2011.

During the quarter ended June 30, 2010, the Company borrowed $20,000 from an unaffiliated third party.  This note was due on demand and carried interest rate of 8% per annum.  The entire principal balance of this note was repaid at June 30, 2010 with accrued interest payable balance of $57 due as of December 31, 2011 and 2010.

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

AlumiFuel Power, Inc.

In November and December 2011, the API issued three promissory notes payable to an unaffiliated third party for a total of $60,000 in accounts receivable financing.  These notes are due on or before April 1, 2011 and accrued loan funding and administration fees equal to $20 per $1,000 loaned, which is equates to an effective interest rate of 24% per annum, are payable monthly.  This loan is to be repaid from proceeds received on accounts receivable related to the sale of the Company's PBIS-2000 portable balloon inflation system and related AlumiFuel cartridge sales to the United State Air Force.  A total of $600 in funding and administration fees were paid during the quarter ended December 31, 2011.  As of December 31, 2011, the entire principal balance on this note of $60,000 along with $1,050 in unpaid administration fees were due and payable.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

AlumiFuel Power International, Inc.

In September 2010, the Company issued a promissory note totaling $100,000 to an unaffiliated third party.  This notes was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum. As of December 31, 2010, the entire principal balance of this note remained unpaid with accrued interest due of $3,033.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of 2% per month, an effective interest rate of 48% per annum, became payable.  In the fourth quarter of 2011, the entire balance of this note was sold to two unaffiliated third parties and of that amount $90,000 was converted to common stock of the Company.  Please see note Note 6 Capital Stock below for further information on these transactions. During the year ended December 30, 2011, the Company accrued interest and fees totaling $39,867 prior to the note sale with payments made to the outstanding fees of $25,222 leaving total fees due of $17,678 as of that date.  The remaining balance due on this note is now a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below.

In September 2010, the Company issued a promissory note totaling $50,000 to an unaffiliated third party.  This note was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum. As of December 31, 2010, the entire principal balance of this note remained unpaid with accrued interest due of $1,549.  This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of 2% per month, an effective interest rate of 48% per annum, became payable.  In the fourth quarter of 2011, the entire balance of this note was sold to an unaffiliated third party and the entire $50,000 balance due on this note is now a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below.  During the year ended December 30, 2011, the Company accrued interest and fees totaling $22,000 prior to the note sale with no payments made to the outstanding fees leaving total fees due of $23,549 as of that date.

In February 2011, the above noteholder loaned the Company an additional $75,000.  This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the nine months ended September 30, 2011 leaving a balance due on this note of $25,000 at September 30, 2011 with interest due of $2,054.  In December 31, 2011, the $25,000 balance on this note was sold with the above note to the same unaffiliated third party becoming a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below. As of December 31, 2011 there was $2,556 in accrued interest payable for the period prior to the note sale

In February 2011, an unaffiliated third party loaned the Company $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during the nine month period ended September 30, 2011. As of December 31, 2011 there is a balance due on this note of $25,000 at with interest payable of $2,778.

HPI Partners, LLC

In periods prior to 2010, the Company issued various a notes payable to unaffiliated third parties through HPI.  These notes were also repaid in the periods prior to December 31, 2010 leaving interest payable of $647 at December 31, 2011 and 2011.

Notes and interest payable to others consisted of the following at December 31, 2011:

Notes payable, non-affiliates; interest at 8% and due on demand	$153,517

Interest payable, non-affiliates	48,811

Total principal and interest payable, other	$202,328

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

September 2009 Convertible Note

In September 2009, we issued a note payable to an accredited investor for a $30,000 12% unsecured convertible note (the “September Note”).  The September Note was due and payable on December 4, 2009 and was convertible into the Company’s common stock at $0.05 per share. The Company determined that the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the September Note based on the difference between the conversion price of $0.05 and the market price of the Company’s common stock on the note issue date and recorded as interest expense $30,000 with an offset to additional paid-in capital.  As the September Note was not repaid by its due date, a default interest rate of 18% per annum began to accrue as of December 4, 2009.  On April 27, 2011, the Company agreed to lower the conversion price to $0.0035 and the entire principal balance of this note along with accrued interest of $8,472 was converted to 10,914,043 shares of our common stock.  The exercise price represented a 25% discount to the market price of our common stock and therefore additional expense of $12,824 representing the beneficial conversion feature for these shares was recorded during the six month period ended June 30, 2011.  In August 2011, due to the fact we had been unable to deliver a certificate for the converted shares as we did not have enough shares of stock available for issuance from our authorized shares of common stock, we agreed to re-price the conversion of the note to $0.0017 and issue an additional 11,388,566 shares.  This resulted in an additional beneficial conversion feature of $31,888 which was recorded as interest expense in our statements of operations at September 30, 2011.

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

Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the debentures.  In addition, if the closing bid price of the Common Stock is below $0.05 on three (3) consecutive trading days, then the Company shall seek to implement a reverse stock split in a ratio of at least one-for-five.  On March 10, 2010, the Company was notified by the placement that the closing bid price of the Common Stock was below $0.05 on three (3) consecutive trading days and made demand under the agreement that the Company seek shareholder approval for a reverse stock split.  As of the filing of this report, the Company has not convened a meeting of stockholders to consider the reverse split, but the holder has not asserted any further rights under this provision of the agreement.

During the year ended December 31, 2009, the Company executed Securities Purchase Agreements (the "Purchase Agreements") with various accredited investors (the "Holder" or "Holders") for an aggregate of $380,000 in Debentures.  During the year ended December 31, 2009, we received net proceeds from the Debenture closings of $315,420 after debt issuance costs of $64,580 paid to the placement agent.  In January 2010, an additional $55,000 in principal was received in two closings from which the Company received net proceeds of $47,770 after debt issuance costs of $7,230 paid at closing.  Additionally, the placement agent received a one-time issuance of 900,000 shares of our $0.001 par value common stock valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.  These debt issuance costs totaling $188,810 will be amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock over the three year life, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2010, $134,388 of these costs had been expensed as debt issuance costs.

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

During the year ended December 31, 2011, a total of $285,000 in total face value of the remaining $295,000 in debentures was assigned from the original purchasers to an unaffiliated institutional investor with no changes in the terms or conditions.  Additionally, a total face value of $50,000 of the assigned debentures were purchased by a two third party unaffiliated investors.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 30, 2011, the debenture holders converted an additional $141,500 in face value of the debentures and $4,625 in accrued interest to 120,679,224 shares of our common stock, or $0.0012 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $163,515 and as of December 31, 2011, the total face value of the Debentures outstanding was $153,500.

At December 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding Debentures.  Therefore, for the period from their issuance to December 31, 2011, the Company has recorded an expense and decreased the previously recorded liabilities by $360,000 resulting in a derivative liability balance of $146,190 at December 31, 2011.

The fair value of the Debentures was calculated at December 30, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$146,190	3 years	$0.0038	189%	1.3%

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

In December 2010, the note holders converted $10,000 in face value of the notes to 1,724,138 shares of our common stock, or $0.0058 per share.  During the six month period ended June 30, 2011, the note holders converted $110,000 in face value of the notes plus $4,800 in interest to 39,471,754 shares of our common stock, or $0.0028 per share. This fully converted and extinguished all of the outstanding 2010 Convertible Notes. As a result of these transactions, the Company recorded a decrease to the derivative liability of $129,376 for the year ended December 31, 2011 related to these notes, and the total face value of the Debentures outstanding was $-0-.

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

During the six month period ended June 30, 2011, the note holders converted the entire $54,115 face value of the notes to 26,210,414 shares of our common stock, or $0.002 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $84,888 for these notes and as of June 30, 2011, and the total face value of the Debentures outstanding was $-0-.

2011 Convertible Notes

During the year ended December 31, 2011, the Company entered into four separate note agreements with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $152,500 on the following dates and in the following amounts (together the "2011 Convertible Notes"):

Date of Issue	Amount	Due Date
May 13, 2011	$35,000	February 13, 2012
September 2, 2011	$35,000	May 30, 2012
October 24, 2011	$40,000	July 20, 2012
December 12, 2011	$42,500	September 7, 2012

Among other terms, the 2011 Convertible Notes are due on the dates above, unless prepayment is required in certain events, as called for in the agreements.  The 2011 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2011 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

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

We received net proceeds from the 2011 Convertible Notes of $140,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2011 Convertible Notes or such shorter period as the Notes may be outstanding.  Accordingly, as the 2011 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2011, $4,444 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Notes resulted in total initial debt discounts of $142,500 and a total initial loss on the valuation of derivative liabilities of $83,182 for a derivative liability balance of $235,682 total for their issuances.

The fair value of the 2011 Convertible Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/13/2011	$111,364	9 months	$0.0022	$0.0089	163%	0.19%
9/2/2011	$33,333	9 months	$0.002	$0.001	155%	0.09%
10/24/2011	$48,485	9 months	$.0017	$.0033	210%	0.09%
12/12/2011	$42,500	9 months	$.001	$.002	218%	0.08%

During the three month period ended December 31, 2011, the note holders converted the entire $35,000 in face value and $1,400 in accrued interest of the May 13, 2011 notes to 40,969,697 shares of our common stock, or $0.0009 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $111,364 for the converted notes and as of December 31, 2011, and the total face value of the 2011 Convertible Notes outstanding was $117,500.

At December 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes.  As a result, for the period from their issuance to December 31, 2011, the Company has recorded an adjustment and increased the previously recorded liabilities by $43,539 resulting in a derivative liability balance of $167,857 at December 31, 2011.

The fair value of the Debentures was calculated at December 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$167,857	9 months	$0.0007	219%	0.08%

Converted AFPI Notes

In November and December 2011, two holders of certain demand promissory notes issued by AFPI totaling $75,000 sold them to an unaffiliated third party investor.  As part of this transaction, the Company agreed to amend the terms of the convertible notes for the new holder (the "Converted AFPI Notes").  These notes in the amounts of $50,000, $50,000 and $25,000 were due past due, carry had an effective interest rate of 48% in the case of the $50,000 notes, and 12% in the case of the $25,000 note.  We agree to allow conversion of the Converted AFPI Notes into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion.

The beneficial conversion feature (an embedded derivative) included in the Converted AFPI Notes resulted in an initial debt discount of $125,000 and an initial loss on the valuation of derivative liabilities of $100,490 for a derivative liability balance of $225,490 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
4/4/2011	$58,824	3 months	$0.0009	$0.0021	179%	0.25%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%

During the three month period ended December 31, 2011, the note holders converted $40,000 face value of the notes to 47,379,032 shares of our common stock, or $0.0008 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $47,059 for the converted notes and as of December 31, 2011, and the total face value of the Converted AFPI Notes outstanding was $85,000.

At December 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding Converted AFPI Notes.  As a result, for the period from their issuance to December 31, 2011, the Company has recorded an adjustment and decreased the previously recorded liabilities by $57,001 resulting in a derivative liability balance of $121,429 at December 31, 2011.

The fair value of the Debentures was calculated at December 31, 2011 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$121,429	3 months	$0.0007	108%	0.03%
	6 months	$0.0007	195%	0.06%

November 2011 Note

In November 2011, a holder of debt issued by AFPI totaling $52,000 sold that debt to an unaffiliated third party investor.  As part of this transaction, the Company agreed to amend the terms of the debt for the new holder in the form of an amended promissory note (the "November 2011 Note").  The November 2011 Note matures in November 2012, carries an interest rate of 12% and is convertible into shares of our common stock at a 50% discount to the lowest trading price in the three days prior to conversion.  The Company may prepay the notes at any time they remain outstanding at 150% of the outstanding principal balance, however, the holder may convert the notes to stock within three days of such notice.

The beneficial conversion feature (an embedded derivative) included in the November 2011 Note resulted in an initial debt discount of $52,000 and an initial loss on the valuation of derivative liabilities of $86,667 for a derivative liability balance of $138,667 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
11/23/11	$138,667	12 months	$0.0008	$0.0026	241%	0.1%

During December 2011, the note holder converted $13,000 face value of the notes to 17,333,334 shares of our common stock, or $0.00075 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $34,667 for the converted notes and as of December 31, 2011, and the total face value of the Converted AFPI Notes outstanding was $39,000.

At December 31, 2011, the Company revalued the derivative liability balance of the remaining outstanding Converted AFPI Notes. As a result, for the period from their issuance to December 31, 2011, the Company has recorded an adjustment and decreased the previously recorded liabilities by $48,286 resulting in a derivative liability balance of $55,714 at December 31, 2011.

The fair value of the Debentures was calculated at December 31, 2011 utilizing the following assumptions:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$55,714	12 months	$0.0007	226%	0.11%

Debentures and convertible notes and interest payable consisted of the following at December 31, 2011:

Short-term liabilities:

2011 Convertible Notes; non-affiliate; interest at 8%; due May through September 2012; $117,500 face value net of discount of 88,333	$29,167

Converted AFPI Notes; non-affiliate; interest at 48% ($60,000) and 12% ($25,000); currently due; $85,000 face value net of discount of $65,833	19,167

November 2011 Note; non-affiliate; interest at 12%; due November 2012; $39,000 face value net of discount of $35,750	3,250

Total short-term convertible notes	$51,584

Interest payable, short-term convertible notes	10,718
Total principal and interest payable, short-term convertible notes	$62,302

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 7% and due January 2013; outstanding principal of $153,500 face value; net of discount of $61,569	$91,931

Interest payable, long-term convertible notes	35,979

Total principal and interest payable, other	$127,910

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2011 and 2010 consisted of the following:

	Year ended December 31, 2011	Year ended December 31, 2010
General and administrative	$366,382	$386,619
Legal and accounting	64,107	139,297
Professional services	190,263	1,011,183
Bad debt expense	3,175	45,188
Salaries	338,371	427,883
	$962,298	$2,010,170

NOTE 5. NOTES RECEIVABLE

At December 31, 2011, there were $307,578 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 34% stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment.  Of this amount, $88,503 was advanced in 2010 and $7,995 was loaned in 2011.  Of the amounts loaned in 2011, $4,820 were short-term loans that were repaid.  Each of these loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense of $88,503 the year ended December 31, 2010 and $3,175 in the year ended December 31, 2011 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the year ended December 31, 2011.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2009, the Company had $467 notes receivable from a non-affiliate.  This amount was due on demand, carried an interest rate of 8% and had accrued interest payable of $25.  This amount plus total accrued interest of $34 was repaid during the year ended December 31, 2010 leaving no balance due.

As of December 31, 2011, the Company had $8,000 due from an affiliated publicly traded company.  This note carries interest at 8% per annum and is due on demand.  The entire principal balance of $8,000 plus $102 in accrued interest remained receivable at December 31, 2011.

NOTE 6. CAPITAL STOCK

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

On December 7, 2011, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 1,510,000,000 shares to 3,010,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.

Effective November 23, 2011, the stockholders of the Company through a written consent executed by stockholders holding a majority of the shares of the Company’s common stock outstanding and entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on November 23, 2011.

Common Stock

During the year ended December 31, 2010, the Company sold 17,037,500 shares of its common stock to accredited investors for total proceeds of $234,801, or the equivalent of $0.014 per share.

In March 2010, we issued 2,875,000 shares valued at $117,875 to a third party pursuant to shares issued in two consulting agreements.  These shares were valued at $0.041 per share, the market price for our common stock on the date of issuance and this amount was recorded as stock based compensation.

As discussed more fully in Note 3 above, in March 2010 we issued 1,378,488 shares valued at $63,177 to the holders of our May 2008 convertible notes.  These shares were valued at $0.046 per share, the market price for our common stock on the date of issuance.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the three month period from October 1, 2011 to December 31, 2011 we issued 143,537,799 shares of our common stock to noteholders upon conversion of $136,150 in promissory notes.  In addition to the face value of the notes, the Company recorded $436,964 in additional expense for the discounts to the market price for a total cost to the Company of $573,114.

During the three month period from October 1, 2011 to December 30, 2011 we issued 197,005,734 shares of our common stock upon the conversion of $174,000 in principal and $1,400 in accrued interest on our Convertible Debentures, 2011 Convertible Notes and Converted AFPI Notes and November 2011 Notes as explained more fully in Note 3 above.  In addition, $151,907 was recorded for additional derivative liability and interest expense for a total cost to the Company of $327,807 or $0.0017 per share.

In December 2011, we conducted a private placement and sold 80,000,000 shares of our common stock for $40,000, or $0.0005 per share.  These shares had a total value of $209,600 based on the market price for the common stock on each date of issuance therefore we recorded $185,600 as stock-based compensation cost on our statement operations to reflect the discount on these shares.

Preferred Stock

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred").  The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock.  In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the conversion.  There is a Mandatory Conversion Date of July 12, 2016.  At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof (the “Redemption Price”).

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2011, an additional 191,500 shares of Series B Preferred were issued upon: the conversion of $90,000 in management fees payable to our president from AFPI; and $42,000 in management fees payable to our secretary from AFPI; and $41,000 in notes payable to a corporation affiliated with our president and secretary; and $18,500 in notes payable to an affiliate of our president.

As a result of these transactions, there were 521,162 shares of our Series B Preferred outstanding at December 31, 2011 with dividends payable of $12,402 at that date.

Warrants

On May 5, 2009, the Company issued warrants to purchase 31,968,515 shares of common stock of the Company to officers and consultants of API.  These warrants were valued at $4,134,595 based upon the Black Scholes option pricing model and were to be expensed over their three year vesting period.  Prior to 2010, 195,500 of these warrants were exercised.  For the nine months ended September 30, 2010, $516,825 was expensed on these warrants and recorded as "stock based compensation expense".

In September 2010, the Company issued warrants to purchase up to 600,000 shares of common stock in its operating subsidiary, AFPI, to two unaffiliated investors in connection with the issuance notes payable to AFPI in the amount of 250,000.  The warrants are exercisable for a period of three years at an exercise price of $0.25 per share.  Because there is no trading market for AFPI's common stock at the issue date, the Company valued these warrants at the price of the most recent private placement sales of AFPI's common stock, or $0.10 per share.  Accordingly, additional interest expense of $60,000 was recorded for the value of these warrants at issuance in the year ended December 31, 2010.

In June 2010, the Company agreed to issue new warrants to these warrant holders upon  the condition that each holder agreed to cancel the previously issued warrants.  Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued.  These warrants vested immediately, were exercisable for a period of five years, and were exercisable at $0.05 per share.  These shares were valued at $1,085,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2010.

The fair value of the warrants was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/2/2010	$1,085,000	5 years	$0.05	$0.03	238%	2.13%

In July 2011, the Company issued warrants to these warrant holders upon  the condition that each holder agree to cancel the 35,000,000 warrants issued in June 2010 exercisable at $0.05 per share.  Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued.  These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.01 per share.  These shares were valued at $105,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" at December 31, 2011.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
7/12/2011	$105,000	5 years	$0.01	$0.003	197%	1.4%

In December 2011, the Company issued warrants to purchase 8,000,000 shares of our common stock to two employees of API.  These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.01 per share.  These shares were valued at $16,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" as of December 31, 2011.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
12/15/2011	$16,000	5 years	$0.01	$0.002	204%	0.9%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the activity of the Company’s outstanding warrants at December 31, 2010 and December 31, 2011 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2010	61,173,028	$0.09	$0.13

Granted	43,000,000	0.01	0.03
Expired/Cancelled	35,919,500	0.25	0.06
Exercised	-	-	-

Outstanding and exercisable at December 31, 2011	68,253,528	$0.05	$0.05

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2011:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10 to $0.18	24,603,528	0.13	0.6 years

$0.05 to $0.06	650,000	0.06	0.7 years

$0.01	43,000,000	0.01	4.7 years

	68,253,528	$0.05	3.7 years

In February 2011, the Company issued warrants to purchase up to 300,000 shares of common stock in its operating subsidiary, AFPI, to three unaffiliated investors in connection with the issuance of notes payable to AFPI.  The warrants are exercisable for a period of three years at an exercise price of $0.15 per share.  Because there was no trading market for AFPI's common stock at the issue date, the Company valued these warrants at the price of the most recent private placement sales of AFPI's common stock, or $0.15 per share.  Accordingly, additional interest expense of $45,000 was recorded for the value of these warrants at issuance.

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

All options outstanding at December 31, 2011 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2010 and at December 31, 2011 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	425,000	$0.35	2.00	$0

Options granted	-	-	-	-

Outstanding at December 31, 2011	425,000	$0.35	1.00	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2010	20,000,000	$0.075	3.7	$0

Options granted	-	-	-	-

Outstanding at December 31, 2011	20,000,000	$0.075	2.7	$0

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance.  During the year ended December 31, 2010, the Company recorded additional estimated penalty and interest expense of $13,708 for an estimated balance due at that date of $80,874.  During the year ended December 31, 2010, the Company recorded additional estimated penalty and interest expense of $14,284 for an estimated balance due at that date of $95,158.  This amount is included on the balance sheets at December 31, 2011 and 2010 as “payroll liabilities”.  In addition, the president of API converted $138,462 in wages payable to him to shares of the Company's Series B Preferred Stock in August 2011.  We have recorded a total of $8,629 for payroll liabilities due by the Company on this conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

License Agreement

In August 2008, the Company executed a License Agreement between the Company, the University of South Florida Research Foundation, Inc. and the University of Florida Research Foundation, Inc. (“License Agreement”) through which the Company was to acquire the exclusive right and license to make, have made, use, import, sublicense and offer for sale any products or processes derived from the ICA-1 process the Company had been funding from September 2004 until the acquisition of HPI and API.  As of March 1, 2010, the Company had failed to pay the technology access fee and related expenses totaling $56,247.  As a result, on March 1, 2010 the licensors declared a default under the License Agreement and gave the Company until April 1, 2010 to cure the default.  The Company did not cure the default therefore as of April 1, 2010, the license agreement was terminated.  Given the license was terminated by the University, the Company is no longer the licensor of the technology and is not required to pay any license fees under the contract.  Accordingly, during the year ended December 31, 2011, the Company wrote-off the amount due and recorded $56,247 as a "gain on debt extinguishment" on the statements of operations at December 31, 2011.

Office Lease Agreement

Effective on July 1, 2009, API entered into a lease for office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania.  Totaling approximately 2,511 square feet, the term of the agreement was for five years and six months expiring on December 31, 2014.  In addition, the Company was obligated to pay certain common area maintenance fees that was $1,886 per month during 2011.

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises.  On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord.  The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217.  The complaint alleges a breach of contract and event of default for API related to this lease.  The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible.  As of December 31, 2011, the Company had recorded $67,429 in rent expense that is included in "accounts payable, other" as of that date.  The additional judgment amount totaling $360,803 has been expensed as "litigation contingency" on our statements of operations and is recorded under the same name as a liability on balance sheets and at December 31, 2011.

Capital Leases

In April 2010 we leased a copier for a period of three years at $120 per month.  The contract includes a buyout at lease end for $1 at which time we will own the machine.  We have capitalized the value of this machine at January 1, 2011 in the amount of $3,240 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period.  That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities.  As each monthly payment is made, the amount under capital leases is reduced to reflect the balance due under the lease.  Accordingly, a total of $1,440 was reduced in the "capital leases" account for payments made in 2011.  Our future liabilities under this capital lease includes: $1,440 for the year ending December 31, 2012; and $360 for the year ending December 31, 2013 as the lease will be complete following payment of the March 2013 payment.

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2011 and 2010:

	For the year ended December 31,	For the year ended December 31
	2011	2010

U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2011, deferred tax assets consisted of a net tax asset of $7,483,400, due to operating loss carry forwards of $19,372,060, which was fully allowed for, in the valuation allowance of $7,483,400.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2011 was $1,375,700 based on the $6,107,710 reported by the Company at December 31, 2010.  The net operating loss carry forward expires through the year 2031.

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

NOTE 9. SUBSEQUENT EVENTS

In September 2011, we were awarded a contract with the United States Air Force Special Operations Command to deliver a PBIS-2000 Portable Balloon Inflation System.  Originally stated for delivery in late February 2012, working with the customer the Company delivered the unit in April 2012.  As per the Company's policies on revenue recognition, the total value of this contract approximately $61,000 will be recorded when shipment is made.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.