Form 10-Q
period 2012-03-31
AlumiFuel Power Corp
filed 2012-05-16
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2012

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

_______________________________________________

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

Yes      . No   X  .

Number of shares of common stock outstanding at May 1, 2012: 1,432,771,525

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash	$2,363	$2,628
Accounts receivable	-	-
Deposits	-	472
Prepaid expenses	-	-
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	31,092	-
Other current assets	261	102

Total current assets	41,716	11,202

Property and equipment, less accumulated depreciation of $4,604 (2012) and $4,016 (2011) (Note 1)	2,875	3,463
Deferred debt issuance costs (Note 4)	28,076	36,376

Total long-term assets	30,951	39,839
Total assets	$72,666	$51,041
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$152,095	$111,702
Accounts payable, other	725,914	736,935
Custodian account deficit (Note 1)	11,051	-
Derivative liability, convertible notes payable (Note 4)	782,752	491,191
Notes payable, related party (Note 3)	37,506	34,637
Notes payable, other (Note 4)	336,984	153,517
Convertible notes payable, net of discount of 192,575 (2012) and 189,916 (2011) (Note 4)	209,525	51,584
Litigation contingency (Note 7)	360,803	360,803
Payroll liabilities (Note 7)	107,448	103,787
Accrued expenses (Note 7)	156,731	104,231
Dividends payable (Note 9)	20,537	12,402
Accrued interest payable:
Interest payable, convertible notes (Note 4)	52,641	46,697
Interest payable, related party notes (Note 3)	5,907	5,267
Interest payable, notes payable other (Note 4)	9,738	48,811

Total current liabilities	2,969,632	2,261,564

Capital leases (Note 7)	1,555	1,944
Long-term convertible notes payable net of current portion, net of discount of $0 (2012) and $61,569 (2011)	-	91,931

Total long-term liabilities	1,555	93,875
Total liabilities	2,971,187	2,355,439

Commitments and contingencies	-	-

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 407,388 (2011) and 521,162 (2010) shares issued and outstanding	407,388	521,162
Common stock, $.001 par value; 3,000,000,000 shares authorized, 1,323,255,736 (2012) and 927,629,201 (2011) shares issued and outstanding	1,323,256	927,629
Additional paid-in capital	13,336,134	13,283,712
Accumulated deficit	(20,374,017)	(19,440,819)

Total shareholders' deficit of the Company	(5,307,239)	(4,708,316)

Non-controlling interest (Note 1)	2,408,718	2,403,918

Total shareholders' deficit	(2,898,521)	(2,304,398)
Total liabilities and shareholders' deficit	$72,666	$51,041

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Revenue (Note 1)	$-	$2,574
Total Revenue	-	2,574

Operating costs and expenses:
Reactor production	(7,088)	123
Product development expense (Note 1)	593	830
Selling, general and administrative expenses Related party (Note 3)
	84,360	115,600
Stock-based compensation (Note 9)	14,581	320,833
(Gain) loss on debt extinguishment (Note 1)	-	-
Depreciation	588	706
Other (Note 6)	244,331	236,043

Total operating costs and expenses	(337,364)	(674,135)

Loss from operations	(337,364)	(671,561)

Other income (expense)
Interest (expense) income, amortization of convertible note discount (Note 4)
	(180,678)	(55,760)
Interest expense (Notes 3 & 4)	(84,988)	(92,955)
Fair value adjustment of derivative liabilities (Note 4)	(330,168)	442,122

	(595,833)	293,407

Loss before income taxes	(933,198)	(378,154)

Income tax provision (Note 8)	-	-

Net loss	(933,198)	(378,154)

Net loss attributable to non-controlling interest (Note 1)	7,658	36,553

Net loss attributable to Company	(925,540)	$(341,601)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding (Notes 1 & 9)
	1,131,199,078	349,757,997

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Three months ended March 31, 2012

(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)

January 2012, issuance of convertible notes (Note 4)
	-	-	-	-	4,167	-	-	4,167

January through March 2012, issuance of common stock in private placements (Note 9)
	10,000,000	10,000	-	-	1,000	-	-	11,000

January through March 2012, issuance of common stock to convertible noteholders (Notes 4 & 9)
	308,733,315	308,734	-	-	9,358	-	-	318,092

January through March 2012, issuance of common stock on conversion of debt (Notes 4 & 9)
	66,300,000	66,300	-	-	25,260	-	-	91,560

January through March 2012, redemption of preferred stock (Note 9)
	-	-	(107,524)	(107,524)	-	-	-	(107,524)

January through March 2012, Dividends on Series B Preferred Stock (Note 9)	-	-	-	-	(8,134)	-	-	(8,134)

January through March 2012, sale of subsidiary common stock by Parent (Note 1)
	-	-	-	-	21,258	-	-	21,258

February 2011, issuance of common stock on preferred stock conversion (Note 9)
	10,593,220	10,593	(6,250)	(6,250)	4,237	-	-	8,580

Equity of AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)
	-	-	-	-	(4,724)	-	(2,858)	(7,582)

Net loss	-	-	-	-	-	(933,198)	7,658	(925,540)

Balance at March 31, 2012	1,323,255,736	$1,323,256	407,388	$407,388	$13,336,134	$(20,374,017)	$2,408,718	$(2,898,521)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(933,198)	$(378,154)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	-	45,000
Stock based compensation (Note 9)	-	320,833
Shares issued for services (Note 9)	-	-
Debt issuance costs (Note 4)	13,300	12,479
Beneficial conversion feature (Note 9)	71,157	14,284
Allowance for bad debt (Note 5)	-	-
Disposal of property (Note 1)	-	-
Depreciation and amortization	588	706
(Decrease) increase in derivative liability (Note 4)	330,152	(442,122)
Amortization of discount on debentures payable (Note 3)	176,511	55,760
Change in non-controlling interest (Note 1)	78
Changes in operating assets and liabilities:
Accounts and other receivables	(160)	-
Work in progress	(31,092)	-
Prepaid expenses and other assets	472	429
Accounts payable and accrued expenses	93,740	63,282
Related party payables (Note 3)	40,393	119,199
Dividends payable (Note 9)	(8,134)	-
Interest payable	(22,954)	22,968
Net cash used in operating activities	(269,147)	(165,336)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Increase in bank overdraft (Note 1)	11,051	-
Proceeds from convertible notes (Note 4)	119,000	54,116
Proceeds from notes payable, related (Note 3)	23,750	119,400
Proceeds from notes payable, other (Note 4)	219,250	176,950
Proceeds from sales of common stock (Note 9)	11,000	-
Proceeds from sales of subsidiary equity (Note 1)	-	20,000
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	21,258	-
Payments under capital leases (Note 7)	(389)	-
Payments on notes payable (Note 4)	(2,633)	(164,115)
Payments on notes payable, related (Note 3)	(20,881)	(42,444)
Payments to placement agents (Note 4)	(5,000)	-
Payments on redemption of preferred stock (Note 4)	(107,524)	-
Net cash provided by financing activities	268,882	163,907

Net change in cash and cash equivalents	(265)	(1,429)

Cash and cash equivalents:
Beginning of period	2,628	11,213
End of period	$2,363	$9,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,689	$7,908
Noncash financing transactions:

Notes and interest payable converted to stock	$409,652	$45,249
Notes and interest payable converted to stock, related	$-	$42,849

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month periods ended March 31, 2012 and 2011 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI")  and 76% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  All of the intercompany accounts have been eliminated in consolidation.   The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2011, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company had no revenue during the three months ended March 31, 2012, and has an accumulated deficit of $20,382,151 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its new subsidiary, AFPI.  In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share.  On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property.  In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date.  As of December 31, 2011, AFPI had issued a total of 13,911,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and stock issued to officers and directors in exchange for fees.    As a result, the total number of AFPI shares outstanding at December 31, 2011 and March 31, 2012 was 62,411,864.

In the quarter ended March 31, 2012, the Company sold a total of 75,000 shares of its AFPI to a private investor for a total of Euro15,000 or approximately $19,875 and recorded expense on the transfer of 3,000 shares to a consultant valued at $1,386 which is reflected on the statements of changes in stockholders' deficit. As a result, the Company owned 47,282,865 shares of AFPI common stock at March 31, 2012. We maintain a custody account for our cash and securities in Germany which incurred fees totaling Euro 23,985 or approximately $31,660 in February 2012, a balance for which totaling $11,051 remained due at March 31, 2012 and is reflected under the current liabilities portion of our balance sheet.

The Deutsche Börse Exchange recently announced the closing in December 2012 of the First Quotation Board, the exchange on which AFPI's common stock currently trades.  The Company is exploring its options with respect to qualifying for the Entry Standard level of the Deutsche Börse, which has higher entry and trading standards.  There is no assurance that AFPI will qualify for or be successful in listing on the Entry Standard.  Accordingly, the Company is also exploring the feasibility of listing AFPI's common stock one or more foreign junior stock exchanges should listing on the Deutsche Börse not be available.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at March 31, 2012 as intercompany accounts with 15,128,999 held by shareholders other than the Company representing 24.2% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $2,408,718 based on AFPI's outstanding total equity of $9,936,717 at March 31, 2012.  In addition, $31,591 in the net loss of AFPI for the quarter ended March 31, 2012 has been attributed to the non-controlling interest of those stockholders.

Formation of AlumiFuel Power Technologies, Inc.

In December 2011, we formed a new wholly owned subsidiary, AlumiFuel Power Technologies, Inc. ("APTI"), but didn't begin significant operations until February 2012.  APTI was formed as a separate entity to leverage the Company's hydrogen generation technology to take advantage of potential complimentary technologies.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at March 31, 2012 were $-0-.

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

Financial Instruments

At March 31, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2012 and March 31, 2011, as the impact of the potential common shares, which totaled approximately 968,312,500 (March 31, 2012) and 224,359,000 (March 31, 2011), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three month periods ended March 31, 2012 and March 31, 2011 is equal to basic loss per share.

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

In September 2011, the Company received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device.  This order, originally scheduled for delivery in the first quarter of 2012, was delivered in April 2012.  Accordingly, the Company will not recognize the revenue from this sale until delivery of the unit early in the second quarter of 2012.

The Company has recorded an asset as "Work in progress" totaling $31,092 on our balance sheet at March 31, 2012, reflecting the cost of producing the PBIS-2000 through that date.  This amount includes parts, labor and other expenses directly related to production of the PBIS-2000 and AlumiFuel cartridges being manufactured for sale under the Air Force contract.

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

Note 3:  Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively.  The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 at March 31, 2012.  In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI.  This amount totaled $33,000 for the three month period ended March 31,2012.  As of March 31, 2012, the Company owed $84,391 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the three month period ended March 31, 2012, the Company expensed $1,860 under this bonus plan, and a balance of $2,034 remained unpaid at that date.

API and/or AFTI pay a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions.  For the three months ended March 31, 2012, these management fees totaled $19,500.  As of March 31, 2012, the Company owed $46,525 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $3,600 for the three months ended March 31, 2012, at which time $1,200 remained unpaid.

Accounts payable to related parties consisted of the following at March 31, 2012:

Management fees, rent and bonus payable to officers	$134,150

Accrued expenses payable to subsidiary officer	17,945

Total accounts payable, related party	$152,095

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $854 in principal due at December 31, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the three months ended March 31, 2012 no principal or interest was paid on these notes leaving $854 in principal and $23 in accrued interest due at March 31, 2012.

As of December 31, 2011, the president of API  was owed $1,511 in loans from previous periods.  No payment were made in 2012.  As of March 31, 2012 there was a principal balance of $1,511 with accrued interest of $154 payable.

During the three month period ended March 31, 2012, the Company's secretary loaned the Company $2,000 on a demand note with 8% interest.  The entire principal balance on this note was repaid during the quarter leaving no balance due.

During the three months ended March 31, 2012, the Company issued promissory notes to a company owned by its president totaling $12,150, which had $118 in notes outstanding at December 31, 2011.  The notes bear an interest rate of 8% per annum and are due on demand.  During the three month period ended March 31, 2012, $11,736 in principal and $113 in interest was repaid.  As of March 31, 2012 there was a principal balance of $531 on these notes with $2 in accrued interest payable.

The Company has executed promissory notes with a company affiliated with the Company’s officers that had a principal balance due of $935 at December 31, 2011.  These note carry an interest rate of 8% per annum and are due on demand. During the three months ended March 31, 2012 no payments were made on these notes leaving a balance at that date of  $935 in principal and $358 in accrued interest.

At December 31, 2011, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand.  As of March 31, 2012, the Company owed $2,165 in principal and $325 in accrued interest on these notes.

The Company has issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000.  This note carries an interest rate of 8% per annum and is due on demand.  As of March 31, 2012, $5,000 in principal and $1,187 in accrued interest remained outstanding on this note.

As of December 31, 2011, a company owned by the Company's officers was owed $1,268 on a promissory note that is due on demand and carries an interest rate of 8%.  An additional $8,600 was loaned under the same terms and conditions during the three months ended March 31, 2012 while $9,144 in principal and $106 in interest was repaid.  As of March 31, 2012 a principal balance of $724 with no accrued interest due.

As of December 31, 2011, a corporation affiliated with the Company's officers was owed $19,583 on notes that are due on demand and carry and interest rate of 8% per annum.  During the three month period ended March 31, 2012, there were no payments on these notes leaving balances at that date of $19,583 in principal and $918 in accrued interest.

At December 31, 2011, a corporation affiliated with the Company's officers was owed $350 on notes with an interest rate of 8% and due on demand. No payments have been made leaving a balance on these notes totaling $350 along with accrued interest of $258 unpaid at March 31, 2012.

During the three month period ended March 31, 2012, a corporation owned by the Company's president loaned the Company $3,000 on a demand note with interest of 8%.  The entire balance of $3,000 on this note and no accrued interest was payable at March 31, 2012.

At December 31, 2011, an affiliate of the Company's president was owed $2,853 on notes carrying an interest rate of 8% per annum and due on demand.  No payments have been made on these notes in 2012 leaving a principal balance due of $2,853 at March 31, 2012 along with $82 in accrued interest.

The Company received loans in prior periods from two affiliates of Company officers.  The entire balance of these notes has been repaid however an interest balance due of $2,365 remained unpaid on these notes at March 31, 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers.  Following those conversions, $235 in interest remained due and payable, which was outstanding at March 31, 2012.

Total

Total notes and interest payable to related parties consisted of the following at March 31, 2012:

Notes payable to officers; interest at 8% and due on demand	$2,365

Notes payable to affiliates of Company officers; interest at 8% and due on demand	35,140

Notes payable, related party	37,506

Interest payable related party	5,907

Total principal and interest payable, related party	$43,413

Note 4: Notes Payable

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to an unaffiliated trust which totaled $9,785 at December 31, 2011.   All notes bear an interest rate of 8% and are due on demand.  During the quarter ended March 31, 2012, the trust loaned an additional $200,250 and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company.  Please see note Note 9 Capital Stock below for further information on this transaction.  The Company made payments on these notes during the three month period ended March 31, 2012 totaling $2,633 in principal and $1,152 in accrued interest and as a result there was $174,252 in principal with $1,248 in accrued interest outstanding on all notes payable to the trust as of that date.

As of December 31, 2011, $32,732 in principal was outstanding on certain demand promissory notes from an unaffiliated third party with interest payable at 8%.  During the three month period ended March 31, 2012, no payments of principal or interest was made on these notes.  Accordingly, as of March 31, 2012, there was a principal balance of $32,732 and accrued interest of $987 payable on these notes.

In December 2011, an unaffiliated third party loaned the Company $26,000.  This note is due on demand and bears interest at 8% per annum.  The entire principal balance of $26,000 and accrued interest of $571 remained outstanding at March 31, 2012.

During the three month period ended March 31, 2012, an unaffiliated third party loaned us $13,000.  This note is due on April 1, 2012 and carries an interest rate of 60% per annum.  As of March 31, 2012, the entire $13,000 balance of this note was due with $342 in accrued interest payable.

During the three month period ended March 31, 2012, an unaffiliated third party loaned us $6,000 on a demand note with 8% interest. The entire principal balance of $6,000 with $105 in unpaid interest remained payable on these notes at March 31, 2012.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57.  This amount remained unpaid as of March 31, 2012.

AlumiFuel Power, Inc.

In November and December 2011, the API issued three promissory notes payable to an unaffiliated third party for a total of $60,000 in accounts receivable financing.  These notes are due on or before April 1, 2012 and accrue loan funding and administration fees equal to $20 per $1,000 loaned, which is equates to an effective interest rate of 24% per annum, are payable monthly.  This loan is to be repaid from proceeds received on accounts receivable related to the sale of the Company's PBIS-2000 portable balloon inflation system and related AlumiFuel cartridge sales to the United State Air Force.  A total of $2,400 in funding and administration fees were paid during the quarter ended March 31, 2012.  As of March 31, 2012, the entire principal balance on this note of $60,000 along with $2,250 in unpaid administration fees were due and payable.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000.  This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum.  The $50,000 was repaid during in 2011. No further payments have been made on this note leaving a balance due of $25,000 at March 31, 2012 with interest due of $3,526.

During the quarter ended March 31, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due on March 31, 2012 of $5.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties.  Following those conversions, $647 in interest remained due and payable, which was outstanding at March 31, 2012.

Total

Notes and interest payable to others consisted of the following at March 31, 2012:

Notes payable, non-affiliates; interest at 8% and due on demand	$238,984

Notes payable, non-affiliates; interest at 60% and due on demand	13,000

Notes payable, non-affiliates; interest at 24% and due on demand	60,000

Notes payable, non-affiliates; interest at 12% and due on demand	25,000

Notes payable	336,984

Interest payable, non-affiliates	9,738

Total principal and interest payable, other	$346,722

AlumiFuel Power Corporation Convertible Promissory Notes and Debentures

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

Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”).

Among other terms of the offering, the Debentures are due in January 2013 (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as called for in the agreements.  The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.  In addition, the Debentures provide for adjustments in the case of certain corporate actions.

Each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price with a default interest rate of eighteen percent (18%) per annum.

The Company may redeem the Debentures for an amount now equal to 131%.

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

Debt issuance costs totaling $188,810 are being amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding.  Accordingly, as the debentures are converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2012, $167,399 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

In February 2012, the debenture holders converted $18,500 in face value of the debentures to 24,666,667 shares of our common stock, or $0.00075 per share.  In March 2012, the debenture holders converted $18,000 in face value of the debentures to 30,000,000 shares of our common stock, or $.0006 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $34,762 and as of March 31,2012, the total face value of the Debentures outstanding was $117,000.

The fair value of the Debentures was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$195,000	3 years	$0.0006	176%	0.38%

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

We received net proceeds from the 2011 Convertible Notes of $140,000 after debt issuance costs of $10,000 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2011 Convertible Notes or such shorter period as the Notes may be outstanding.  Accordingly, as the 2011 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2012, $7,500 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Notes resulted in total initial debt discounts of $142,500 and a total initial loss on the valuation of derivative liabilities of $83,182 for a derivative liability balance of $235,682 total for their issuances.

During the three month period ended March 31, 2012, the note holders converted the entire $35,000 in face value and $1,400 in accrued interest of the September 2, 2011 notes to 72,722,534 shares of our common stock, or $0.0005 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $50,000 for the converted notes and as of March 31, 2012, and the total face value of the 2011 Convertible Notes outstanding was $82,500.

At March 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes.  As a result, for the period from their issuance to March 31, 2012, the Company has recorded an adjustment and reduced the previously recorded liabilities by $29,432 resulting in a derivative liability balance of $206,250 at December 31, 2011.

The fair value of the Debentures was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$206,250	9 months	$0.0004	137%	0.16%

2012 Convertible Notes

During the three month period ended March 31, 2012, the Company entered into two separate note agreements with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $69,000 on the following dates and in the following amounts (together the "2012 Convertible Notes"):

Date of Issue	Amount	Due Date
January 24, 2012	$36,000	October 19, 2012
March 7, 2012	$33,000	December 5, 2012

Among other terms, the 2012 Convertible Notes are due on the dates above, unless prepayment is required in certain events, as called for in the agreements.  The 2012 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.  In addition, the 2012 Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance the 2012 Convertible Notes bear interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price.  Upon the occurrence of an Event of Default (as defined in the 2012 Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holder may at its option declare the 2012 Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company is able at its option to prepay the 2012 Convertible Notes beginning ninety-one days following their issuance until 180 days following their issuance in an amount equal to 150% of the outstanding principal and interest.  Further terms called for the Company to maintain sufficient authorized shares reserved for issuance under the 2012 Convertible Notes.

We received net proceeds from the 2012 Convertible Notes of $64,000 after debt issuance costs of $5,000 paid for lender legal fees.  These debt issuance costs will be amortized over the terms of the 2012 Convertible Notes or such shorter period as the Notes may be outstanding.  Accordingly, as the 2012 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2012, $833 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2012 Convertible Notes resulted in total initial debt discounts of $69,000 and a total initial loss on the valuation of derivative liabilities of $57,000 for a derivative liability balance of $126,000 total for their issuances.

The fair value of the 2012 Convertible Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/24/12	$60,000	9 months	$0.0006	$0.0014	220%	0.09%
3/7/12	$66,000	9 months	$0.0005	$0.0011	133%	0.14%

At March 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes.  As a result, for the period from their issuance to March 31, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $46,500 resulting in a derivative liability balance of $172,500 at March 31, 2012.

The fair value of the Debentures was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$172,500	9 months	$0.0004	137%	0.16%

Converted AFPI Notes

In November and December 2011, two holders of certain demand promissory notes issued by AFPI totaling $125,000 sold them to an unaffiliated third party investor.  As part of this transaction, the Company agreed to amend the terms of the convertible notes for the new holder (the "Converted AFPI Notes").  These notes in the amounts of $50,000, $50,000 and $25,000 were due past due, carry had an effective interest rate of 48% in the case of the two $50,000 notes, and 12% in the case of the $25,000 note.  We agreed to allow conversion of the Converted AFPI Notes into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion.    In addition, in January 2012, we agreed to convert $22,500 in accrued interest on these notes to a convertible note with the same conversion terms, interest at a rate of 8% and due in 12 months.

The beneficial conversion feature (an embedded derivative) included in the Converted AFPI Notes resulted in an initial debt discount of $147,500 and an initial loss on the valuation of derivative liabilities of $110,133 for a derivative liability balance of $257,633 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
4/4/2011	$58,824	3 months	$0.0009	$0.0021	179%	0.25%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%
1/2/12	$31,243	12 months	$0.0007	$0.0015	226%	0.11%

During the three month period ended March 31, 2012, the note holders converted $50,000 face value of the notes to 107,677,448 shares of our common stock, or $0.0005 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $71,429 for the converted notes and as of March 31, 2012, and the total face value of the Converted AFPI Notes outstanding was $57,500.

At March 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding Converted AFPI Notes.  As a result, for the period from their issuance to March 31, 2012, the Company has recorded an adjustment and decreased the previously recorded liabilities by $113,833 resulting in a derivative liability balance of $143,750 at March 31, 2012.

The fair value of the Debentures was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$143,750	6 months	$0.0004	89%	0.14%
	12 months	$0.0004	149%	.19%

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

During the three month period ended March 31, 2012, the note holders converted the entire $39,000 face value of the notes to 73,666,667 shares of our common stock, or $0.0005 per share.  As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,714 for these notes and as of March 31, 2012, and the total face value of the Debentures outstanding was $-0-.

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to an unaffiliated third party investor.  These notes are due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share.  The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional.  The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital.

January 2012 Interest Note

In January 2012, we converted a total of $26,100 in interest payable on $75,000 in notes of the Company and AFPI to a unaffiliated note holder to a convertible note. This note is due in January 2013 and carries an interest rate of 8% per annum. The note is convertible into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion.

The beneficial conversion feature (an embedded derivative) included in the January 2012 Interest Note resulted in an initial debt discount of $26,100 and an initial loss on the valuation of derivative liabilities of $11,186 for a derivative liability balance of $37,286 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/2/12	$37,286	12 months	$0.0007	$0.0014	226%	0.11%

At March 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to March 31, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $27,964 resulting in a derivative liability balance of $65,250 at March 31, 2012.

The fair value of the Debentures was calculated at March 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$143,750	6 months	$0.0004	89%	0.14%

Total

Total debentures and convertible notes and interest payable consisted of the following at March 31, 2012:

Short-term liabilities:

Convertible Debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $117,000 face value; net of discount of $45,736	$71,264

2011 Convertible Notes; non-affiliate; interest at 8%; due May through September 2012; $82,500 face value net of discount of $41,389	41,111

2012 Convertible Notes; non-affiliate, interest at 8%; due May 2012; $69,000 face value net of discount of $57,333	11,667

Converted AFPI Notes; non-affiliate; interest at 48% ($60,000), 12% ($25,000) and 8% (22,500); currently due; $57,500 face value net of discount of $28,542	28,958

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000

January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $19,575	6,525

Total short-term convertible notes	$209,525

Interest payable, short-term convertible notes	52,641

Total principal and interest payable, short-term convertible notes	$262,166

Note 5:  Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations.   This amount totaled $307,578 at December 31, 2011.  An additional $5,675 in loans were made during the three months ended March 31, 2012  Each of these outstanding loans carries an interest rate of 8% per annum and are due on demand.  Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate.  Accordingly, the Company recorded bad debt expense totaling $307,578 including $5,675 in the three month period ended March 31, 2012.  The Company has allowed for all interest due on these notes and did not record any interest receivable during the quarter ended March 31, 2012.  During the three month period ended March 31, 2012, however, FFFC made interest payments totaling $1,940 which was recorded against interest expense during the quarter.

As of March 31, 2012, the Company had $8,000 due from an affiliated publicly traded company.  This note carries interest at 8% per annum and is due on demand.  The entire principal balance of $8,000 plus $261 in accrued interest remained receivable at March 31, 2012.

Note 6:  Other Expense

Other expense for the three month periods ended March 31, 2012 and 2011 consisted of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
General and administrative	$60,443	$69,073
Salaries and employee benefits	96,303	112,989
Legal and accounting	14,100	24,060
Professional services	73,485	29,921
	$244,331	$236,043

Note 7:  Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months.  During that time, the HPI paid wages to these employees without the benefit of a payroll management service.  Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions.  As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $95,158 at December 31, 2011.  The company recorded additional expense of $2,661 during the three months ended March 31, 2012 leaving a balance due of $98,819 as of that date. This amount is included on the balance sheets at March 31, 2012 as “payroll liabilities”.  In addition, the president of API converted $138,462 in wages payable to him to shares of the Company's Series B Preferred Stock in August 2011.  We have recorded a total of $8,629 for payroll liabilities due by the Company on this conversion for total payroll liabilities of $107,450.

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises.  On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord.  The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217.  The complaint alleges a breach of contract and event of default for API related to this lease.  The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible.  The judgment amount totaling $360,803 in addition to rent amounts already contained in "accounts payable, other" is recorded as "litigation contingency" on our balance sheets at March 31, 2012.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month.  The contract includes a buyout at lease end for $1 at which time we will own the machine.  We have capitalized the value of this machine at January 1, 2011 in the amount of $3,240 based on the then current value with an expected life of 3 years from the lease date and are depreciating this asset over that period.  That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities.  As each monthly payment is made, the amount under capital leases is reduced to reflect the balance due under the lease.  Accordingly, a total of $389 was reduced in the "capital leases" account for payments made in the first quarter of 2012 leaving a balance of $1,555 as of March 31, 2012.

Note 8:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9:  Capital Stock

Preferred Stock

During the three months ended March 31, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock.  We recorded an expense of $8,580 for the difference in the conversion price ($0.00059) and the market price on the conversion date.  This amount is included in "stock based compensation" on our statements of operations.

Also during the three month period ended March 31, 2012, we redeemed a total of 107,524 shares ($107,524) of our Series B Preferred Stock.  The Series B Preferred includes a redemption premium of 5% during the first year of issuance therefore the total redemption amount was $112,900.  The balance of $5,376 for the redemption premium was recorded as interest expense on our statements of operations at March 31, 2012.

As a result of these transactions there were 407,388 shares of our Series B Preferred Stock outstanding at March 31, 2012. There were $20,537 in dividends payable on our series B Preferred stock at March 31, 2012, including $8,134 in dividend expense during the quarter then ended.

Common Stock

During the period three month period ended March 31, 2012, the Company issued 10,000,000 shares of common stock in a private placement to unaffiliated investors for total proceeds of $5,000 or $0.0005 per share.  We recorded $6,000 in "stock compensation cost" in our statements of operations for the three months ended March 31, 2012 to record the beneficial conversion feature relating to the difference between the market price and the sales price on the date of issuance.

During the three month period ended March 31, 2012, we issued a total of 308,733,315 shares of our common stock on the conversion of $199,759 in principal and interest on our various convertible promissory notes.  In addition to the face value of the notes, the Company recorded $156,191 in additional expense for the derivative liability for a total cost to the Company of $355,950 or $0.0011 per share.

During the three month period ended March 31, 2012, we issued 66,300,000 shares of our common stock to a noteholder upon conversion of $33,150 in promissory notes.  In addition to the face value of the notes, the Company recorded $58,410 in additional expense for the difference between the conversion price ($0.0005) and the market price on the issuance dates for a total cost to the Company of $91,560 or $0.0014 per share.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2011 and March 31, 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2011	68,253,528	$0.05	$0.05

Granted	-	-	-
Expired/Cancelled	500,000	0.06	0.09
Exercised	-	-	-

Outstanding and exercisable at March 31, 2012	67,753,528	$0.06	$0.04

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10 to $0.18	24,603,528	$0.13	0.5 years

$0.05 to $0.06	150,000	0.06	0.5 years

$0.01 to $0.01	43,000,000	0.01	4.5 years

	67,753,528	$0.06	3.9 years

Stock Options

All options outstanding at March 31, 2012 are fully vested and exercisable.  A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2011 and at March 31, 2012 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	425,000	$0.35	2.00	$0

Options granted	-	-	-	-

Outstanding at March 31, 2012	425,000	$0.35	0.75	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	20,000,000	$0.075	3.7	$0

Options granted	-	-	-	-

Outstanding at March 31, 2012	20,000,000	$0.075	2.4	$0

Note 10:  Subsequent Events

In September 2011, we were awarded a contract with the United States Air Force Special Operations Command to deliver a PBIS-2000 Portable Balloon Inflation System.  Originally stated for delivery in late February 2012, working with the customer the Company delivered the unit in April 2012.  As per the Company's policies on revenue recognition, the total value of this contract of approximately $61,000 will be recorded in the three month period ended June 30, 2012.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2011 and 2010.

The Company is a an early production stage alternative energy company that generates hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources.  Our hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems.  We have significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

We have completed the design and engineering modifications necessary and have begun limited production of our Portable Balloon Inflation Systems.  In October 2011,we announced we were awarded a contract to deliver a PBIS-2000 Portable Balloon Inflation System to the Air Force Special Operations Command (AFSOC).   This unit was delivered in April 2012 and includes 360 cartridges as well as a spare parts kit, a tool kit and two days of training by our engineers at the customer’s site.  The PBIS-2000 expands the capability of our current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons).  The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000.  While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig).

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2011 and 2010, we anticipate we will require over the next twelve months approximately $1,000,000 of additional capital to fund the Company’s operations.  This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses.  We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges.  As in 2011, during 2012 we anticipate a significant amount of capital resources will come from convertible debt instruments.  These instruments typically contain a significant discount to the market value of our common stock of up to 50% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the three months ended March 31, 2012, we received a net of approximately $268,882 from our financing activities, primarily from the issuance of notes payable from various sources totaling $362,000 as well as sales of Company common stock totaling $11,000 and sales of AFPI stock by the Corporation of $21,258.  This was offset by payments on notes payable totaling $23,514 as well as redemptions of preferred stock of $107,524.  This compared to cash provided by financing activities of $163,907 in the three months ended March 31, 2011 derived from proceeds from the issuance of notes payable totaling $350,466 and sales of AFPI common stock of $20,000.  This was offset by payments on notes payable of $206,559 and payments to placement agents of $12,730 for our various note and debenture offerings.

In the three month period ended March 31, 2012, net cash used in operating activities was $269,147.  This compared to net cash used in operating activities of $165,336 for three month period ended March 31, 2011.  The 2012 amount included a $933,198 net loss that included approximately $591,800 in non-cash charges and credits to operating assets and liabilities primarily from amortization of discount on debentures payable and an increase in derivative liability on the Company's convertible notes and debentures of totaling $506,663.  This compares to a net loss of $378,154 in the three months ended March 31, 2011 that included a non-cash loss of approximately $6,940 primarily from stock based compensation expense of $320,833 related to the issuance of stock to consultants that was offset by a decrease in derivative liability on the Company's convertible notes of $442,122.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt instruments and equity financing to insure our ability to continue our research and implement other business strategies including funding our newly acquired alternative energy business.  To the extent that additional capital is raised through the sale of equity or equity related securities such as convertible notes, the issuance of such securities has resulted and will continue to result in significant dilution to our current shareholders.

(b)

Results of Operations

Three Month Period ended March 31, 2012 vs. March 31, 2011

For the three month period ended March 31, 2012 we recorded no revenue as compared to revenue of $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project during the three month period ended March 31, 2011. Our total operating costs and expenses in 2012 were $337,364 versus $674,135 for the three month period in 2011.  Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,088) for the three months ended March 31, 2012 as compared to $123 in the three months ended March 31, 2011. For the period ended March 31, 2012 the Company was working to manufacture the PBIS-2000 for its U.S. Air Force contract so reactor production costs related to the Work in progress asset will be recorded in the second quarter of 2012. The loss also included $94,360 and $115,600 in 2012 and 2011, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.  These amounts were lower in 2012 with the decrease in 2011 in related parties at the Company's subsidiaries.  Product development expense changed only slightly to $593 for the three months ended March 31, 2012 versus $830 for the three months ended March 31, 2011 as the Company concentrated on production of the PBIS-2000.  The 2012 expense also includes $14,581 in stock based compensation for costs related to the issuance of common stock on the conversion of Series B Preferred and the issuance of restricted stock at a below market price.  Stock based compensation expense totaled $320,833 in the three months ended March 31, 2011 primarily for costs related to the issuance of stock to consultants during that period.

The balance of $244,331 and $236,043 for “other” SG&A expenses in the three month periods ended March 31, 2012 and March 31, 2011 was comprised of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
General and administrative	$60,443	$69,073
Salaries and employee benefits	96,303	112,989
Legal and accounting	14,100	24,060
Professional services	73,485	29,921
	$244,331	$236,043

The “other” SG&A expense during the three months ended March 31, 2011 included a very slight increase in general and administrative expenses as the Company worked to keep costs down.  Salaries and benefits decreased slightly due to the loss of one subsidiary employee late in the first quarter of 2012.   Legal and accounting costs also decreased.  Professional services increased significantly as the Company incurred significant fees related to its custodian account in Europe related to sales of small portions of the Company's stock in AFPI.  There were no similar fees during the March 31, 2011 period.

The company recorded $(595,833) in “other income (expense)” during the three months ended March 31, 2012 as compared to $(293,407) in the three months ended March 31, 2011.  This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes with the decrease in the Company's common stock and resultant increase in the fair value adjustment expense.  The Company experienced a significant increase in interest expense, amortization of convertible note discount with the conversion of nearly $200,000 in notes and interest during the 2012 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2012 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the period three month period ended March 31, 2012, we issued 10,000,000 shares of common stock in a private placement to unaffiliated investors for total proceeds of $5,000 or $0.0005 per share.

During the three month period ended March 31, 2012, we issued a total of 308,733,315 shares of our common stock on the conversion of $199,759, or $0.0006 per share, in principal and interest on our various convertible promissory notes.

During the three month period ended March 31, 2012, we issued 66,300,000 shares of our common stock to a noteholder upon conversion of $33,150 in promissory notes, or $0.0005 per share.

During the three months ended March 31, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock at a conversion price of $0.00059 per share.

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

None

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: May 15, 2012	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer