Form 10-Q
period 2012-06-30
AlumiFuel Power Corp
filed 2012-08-17
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended JUNE 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7315 East Peakview Avenue

Englewood, Colorado 80111

(Address of principal executive offices) (Zip code)

(303) 796-8940

(Registrant's telephone number including area code)

(Former name, address and fiscal year)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding at August 1, 2012: 2,123,847,187

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash	$4,045	$2,628
Accounts receivable	—	—
Deposits	—	472
Prepaid expenses	36,000	—
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	—	—
Other current assets	421	102
Total current assets	48,465	11,202
Property and equipment, less accumulated depreciation of $4,604 (2012) and $4,016 (2011) (Note 1)	2,287	3,463
Deferred debt issuance costs (Note 4)	21,378	36,376
Total long-term assets	23,665	39,839
Total assets	$72,129	$51,041
Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$201,497	$111,702
Accounts payable, other	710,259	736,935
Derivative liability, convertible notes payable (Note 4)	474,869	491,191
Notes payable, related party (Note 3)	38,852	34,637
Notes payable, other (Note 4)	311,782	153,517
Convertible notes payable, net of discount of 144,586 (2012) and 189,916 (2011) (Note 4)	171,014	51,584
Litigation contingency (Note 7)	360,803	360,803
Payroll liabilities (Note 7)	111,145	103,787
Accrued expenses (Note 7)	207,232	104,231
Dividends payable (Note 9)	29,452	12,402
Accrued interest payable:
Interest payable, convertible notes (Note 4)	59,244	46,697
Interest payable, related party notes (Note 3)	6,103	5,267
Interest payable, notes payable other (Note 4)	16,686	48,811
Total current liabilities	2,698,937	2,261,564
Capital leases (Note 7)	1,166	1,944
Long-term convertible notes payable net of current portion, net of discount of $0 (2012) and $61,569(2011)	—	91,931
Total long-term liabilities	1,166	93,875
Total liablities	2,700,104	2,355,439
Commitments and contingencies	—	—
Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 404,055 (2012) and 521,162 (2011) shares issued and outstanding	404,055	521,162
Common stock, $.001 par value; 3,000,000,000 shares authorized, 1,893,847,187 (2012) and 927,629,201 (2011) shares issued and outstanding	1,893,847	927,629
Additional paid-in capital	13,344,971	13,283,712
Accumulated deficit	(20,702,820)	(19,440,819)
Total shareholders' deficit of the Company	(5,059,947)	(4,708,316)
Non-controlling interest (Note 1)	2,431,972	2,403,918
Total shareholders' deficit	(2,627,975)	(2,304,398)
Total liabilities and shareholders' deficit	$72,129	$51,041

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue (Note 1)
Reactor sales	$61,134	$-	$61,134
Consulting fees	-	-		$2,574
Total revenue	61,134	-	61,134	2,574
Cost of goods sold (Note 1)	(32,918)		(32,918)	(123)
Gross profit	28,216	-	28,216	2,451
Operating costs and expenses:
Reactor production	-	-	(7,089)	-
Product development expense (Note 1)	-	-	593	830
Selling, general and administrative expenses
Related party (Note 3)	72,975	102,525	157,335	218,125
Stock-based compensation (Note 9)	69,000	25,000	83,581	345,833
(Gain) loss on debt extinguishment (Note 1)			-	-
Depreciation	588	706	1,176	1,412
Other (Note 6)	131,773	214,744	376,104	450,787
Total operating costs and expenses	(274,335)	(342,975)	(611,699)	(1,016,987)
Loss from operations	(246,120)	(342,975)	(583,483)	(1,014,536)
Other income (expense)
Interest (expense) income, amortization of convertible note discount (Note 4)	(112,990)	(112,106)	(293,668)	(167,866)
Interest expense (Notes 3 & 4)	(3,410)	(41,367)	(88,398)	(134,322)
Fair value adjustment of derivative liabilities (Note 4)	33,716	(246,462)	(296,452)	195,660
	(82,684)	(399,935)	(678,518)	(106,528)
Loss before income taxes	(328,803)	(742,910)	(1,262,001)	(1,121,064)
Income tax provision (Note 8)	-	-	-	-
Net loss	(328,803)	(742,910)	(1,262,001)	(1,121,064)
Net loss attributable to non-controlling interest (Note 1)	10,231	21,114	17,889	57,667
Net loss attributable to Company	$(318,572)	$(721,796)	$(1,244,112)	$(1,063,397)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding (Notes 1 & 9)	1,548,176,199	415,705,838	1,270,556,251	370,477,533

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Six months ended June 30, 2012

(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit
Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)
January 2012, issuance of convertible notes (Note 4)	-	-	-	-	4,167	-	-	4,167
January through June 2012, issuance of common stock in private placements (Note 9)	70,000,000	70,000	-	-	1,000	-	-	71,000
January through March 2012, issuance of common stock to convertible noteholders (Notes 4 & 9)	799,324,766	799,325	-	-	11,033	-	-	810,358
January through June 2012, issuance of common stock on conversion of debt (Notes 4 & 9)	66,300,000	66,300	-	-	25,260	-	-	91,560
January through June 2012, redemption of preferred stock (Note 9)	-	-	(110,857)	(110,857)	-	-	-	(110,857)
January through June 2012, dividends on Series B Preferred Stock (Note 9)	-	-	-	-	(17,049)	-	-	(17,049)
January through June 2012, changes in ownership of subsidiary common stock by Parent (Note 1)	-	-	-	-	41,038	-	-	41,038
January through June 2012, issuance of common stock on preferred stock conversion (Note 9)	10,593,220	10,593	(6,250)	(6,250)	4,237	-	-	8,580
January through June 2012, issuance of common stock for services (Note 9)	20,000,000	20,000	-	-	-	-	-	20,000
January through June 2012, issuance of warrants to purchase common stock (Note 9)	-	-	-	-	25,000	-	-	25,000
Equity of AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(33,427)	-	10,165	(23,262)
Net loss	-	-	-	-	-	(1,262,001)	17,889	(1,244,112)
Balance at June 30, 2012	1,893,847,187	$1,893,847	404,055	$404,055	$13,344,971	$(20,702,820)	$2,431,972	$(2,627,975)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,262,001)	$(1,121,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	62,577	45,000
Stock based compensation (Note 9)	77,581	345,833
Shares issued for services (Note 9)	-	-
Debt issuance costs (Note 4)	24,998	24,482
Beneficial conversion feature (Note 9)	-	27,107
Allowance for bad debt (Note 5)	8,780	-
Depreciation and amortization	1,176	1,412
(Decrease) increase in derivative liability (Note 4)	296,436	(195,660)
Amortization of discount on debentures payable (Note 3)	289,501	167,866
Change in non-controlling interest (Note 1)	(5,373)
Changes in operating assets and liabilities:
Accounts and other receivables	(9,099)	-
Work in progress	-	-
Prepaid expenses and other assets	472	589
Accounts payable and accrued expenses	132,282	120,720
Related party payables (Note 3)	89,793	218,758
Dividends payable (Note 9)	(17,049)	-
Interest payable	1,311	44,901
Net cash used in operating activities	(308,615)	(320,056)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities:
Increase in bank overdraft (Note 1)	-	-
Proceeds from convertible notes (Note 4)	184,000	35,000
Proceeds from notes payable, related (Note 3)	38,300	201,700
Proceeds from notes payable, other (Note 4)	255,250	221,450
Proceeds from sales of common stock (Note 9)	11,000	-
Prodeeds from sales of subsidiary equity (Notes 1 & 9)	41,038	20,000
Payments under capital leases (Note 7)	(778)	-
Payments on notes payable (Note 4)	(63,835)	(110,000)
Payments on notes payable, related (Note 3)	(34,086)	(50,510)
Payments to placement agents (Note 4)	(10,000)	-
Payments on redemption of preferred stock (Note 4)	(110,857)	-
Net cash provided by financing activities	310,032	317,640
Net change in cash and cash equivalents	1,417	(2,416)
Cash and cash equivalents:
Beginning of period	2,628	11,213
End of period	$4,045	$8,797
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$7,135	$17,017
Noncash financing transactions:
Notes and interest payable converted to stock	$409,652	$212,897
Notes and interest payable converted to stock, related	$-	$42,849

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2012 and 2011 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI") and 76% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had minimal revenue during the six months ended June 30, 2012, and has an accumulated deficit of $20,702,820 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date. As of December 31, 2011, AFPI had issued a total of 13,911,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and stock issued to officers and directors in exchange for fees. As a result, the total number of AFPI shares outstanding at December 31, 2011 and June 30, 2012 was 62,411,864.

During the six month period ended June 30, 2012, the Company sold a total of 300,000 shares of AFPI to a private investors for a total of Euro 30,000 or approximately $40,000 and recorded expense on the transfer of 3,000 shares to a consultant valued at $1,383 which is reflected on the statements of changes in stockholders' deficit. In addition, the Company purchased 15,378 shares at a cost of $5,676. As a result, the Company owned 47,073,213 shares of AFPI common stock at June 30, 2012. We maintain a custody account for our cash and securities in Germany which had a cash balance of $497 that is reflected as Cash on our balance sheet.

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

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at June 30, 2012 as intercompany accounts with 15,338,651 held by shareholders other than the Company representing 24.6% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $2,431,972 based on AFPI's outstanding total equity of $9,895,518 at June 30, 2012. In addition, $72,789 in the net loss of AFPI for the six month period ended June 30, 2012 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2012 were $-0-.

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

Financial Instruments

At June 30, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2012 and June 30, 2011, as the impact of the potential common shares, which totaled approximately 2,510,140,000 (June 30, 2012) and 221,179,000 (June 30, 2011), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and six month periods ended June 30, 2012 and June 30, 2011 is equal to basic loss per share.

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

Recently issued accounting pronouncements

In June 2011, the FASB issued ASU 2011-05 to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  ASU 2011-05 will be effective for the Company beginning February 1, 2012, and the Company will be required to apply it retrospectively. The adoption of this standard may only impact the presentation of our financial statements and will have no impact on the reported results.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Note 3: Related Party

Related Party Accounts Payable

The Company's president and treasurer accrue a monthly management fee from the Company of $8,000 and 2,000 and from AFPI of $7,500 and $3,500, respectively, for their services as managers. This amount totaled $126,000 for the six month period ended June 30, 2012. As of June 30, 2012, the Company owed $129,293 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the six month period ended June 30, 2012, the Company expensed $2,835 under this bonus plan, and of that $2,309 remained unpaid at that date.

API and/or AFTI pay a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions. For the six months ended June 30, 2012, these management fees totaled $39,000. As of June 30, 2012, the Company owed $51,350 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services. Rent expense totaled $7,200 for the six months ended June 30, 2012.

Accounts payable to related parties consisted of the following at June 30, 2012:

Management fees, rent and bonus payable to officers	$182,952
Accrued expenses payable to subsidiary officer	18 ,545
Total accounts payable, related party	$201,497

Related Party Notes Payable

AlumiFuel Power Corporation

At June 30, 2012 and 2011, the Company owed $1,555 and $15,910, respectively, to its president for loans made to it from time-to-time on demand notes with 8% interest. These amounts include $700 and $30,200 loaned during the six month periods ended June 30, 2012 and 2011, respectively, along with payments of $16,007 in principal and $191 in accrued interest during the 2011 period. There was $44 and $462 in accrued interest payable at June 30, 2012 and 2011, respectively.

At both June 30, 2012 and 2011, the Company owed the president of API $1,511 in loans on demand notes with 8% interest. A payment of $2,988 in principal and $12 in accrued interest was made during the six months ended June 30, 2011. As of June 30, 2012 and 2011 there was accrued interest payable of $184 and $61, respectively.

During the six month period ended June 30, 2012, the Company's secretary loaned the Company $2,000 on a demand note with 8% interest. The entire principal balance on this note along with $1 in interest was repaid during the quarter leaving no balance due.

At June 30 2012 and 2011, the Company owed $531 and $78,698, respectively, to a company owned by its president on demand notes with 8% interest. These amounts include $12,160 and $83,600 loaned during the six month periods ended June 30, 2012 and 2011, respectively, along with payments of $11,736 in principal and $113 in accrued interest during the 2012 period and $22,248 in principal and $302 in interest during the 2011 period. There was $13 and $1,425 in accrued interest payable at June 30, 2012 and 2011, respectively.

At June 30 2012 and 2011, the Company owed $5,435 and $1,800, respectively, to a company affiliated with its Secretary on demand notes with 8% interest. These amounts include $4,500 loaned during the six month periods ended June 30, 2012. There was $408 and $121 in accrued interest payable at June 30, 2012 and 2011, respectively.

At both June 30, 2012 and 2011, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of June 30, 2012 and 2011, the Company owed $368 and 194, respectively, in accrued interest on these notes.

At both June 30, 2012 and 2011, the Company owed a partnership affiliated with its president and secretary $5,000 on a note with an interest rate of 8% per annum and due on demand. As of both June 30, 2012 and 2011, $5,000 in principal with $1,287 (2012) and $885 (2011) in accrued interest was payable at those dates.

At June 30, 2012 and 2012, the Company owed $3,976 and $1,681, respectively, to a company owned by the Company's officers on demand notes with an interest rate of 8%. These amounts include $15,950 and $1,500 loaned during the six month periods ended June 30, 2012 and 2011, respectively, along with payments of $13,242 in principal and $158 in accrued interest during the 2012 period and $20 in principal and $5 in interest during the 2011 period. There was $41 and $15 in accrued interest payable at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2012, the Company owed $12,476 and $41,266, respectively, to a corporation affiliated with the Company's officers on demand notes with interest at 8%. These amounts include payments of $7,107 in principal and $493 in accrued interest during the 2012 period and $7,134 in principal and $616 in interest during the 2011 period. There was $751 and $1,271 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, the Company owed $350 and $19,500, respectively, to a corporation affiliated with the Company's officers on demand notes with an interest rate of 8%. No further loans or payments were made on these notes during either the 2012 or 2011 six month periods. There was $265 and $11 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

During the six month period ended June 30, 2012, a corporation owned by the Company's secretary loaned the Company a total of $9,270 in various demand notes with interest of 8%. During the six month period ended June 30, 2012 a total of $6,270 in principal and $2 in interest was repaid leaving a balance of $3,000 in principal and $3 in accrued interest payable at June 30, 2012.

At June 30, 2012 and 2011, the Company owed $2,853 and $25,300, respectively, to an affiliate of the Company's president on notes carrying an interest rate of 8% per annum and due on demand. No additional loans or payments were made on these notes in 2012. During the six month period ended June 30, 2011, the noteholder sold the principal balance on $21,616 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. Also during the six month period ended June 30, 2011, $17,300 in additional loans were received from this entity. There was $139 and $1,932 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, the Company owed $0 and $16,000 to an affiliate of the Company's president on notes due on demand at 8% interest. During the six month period ended June 30, 2011, this entity sold the principal balance on $16,000 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. During the six month period ended June 30, 2011, $7,000 in additional loans were received from this entity. There was $1,829 and $1,528 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2011, a corporation affiliated with the Company's officers loaned $19,500 to the Company. These had an interest rate of 8% and were due on demand. The entire balance of these notes totaling $19,500 along with accrued interest of $11 remained unpaid at June 30, 2011. The entire balance of these notes was repaid in the third quarter of 2011 leaving an interest balance due of $536 on these notes at June 30, 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both June 30, 2012 and 2011.

Total

Total notes and interest payable to related parties consisted of the following at June 30, 2012:

Notes payable to officers; interest at 8% and due on demand	$1,555
Notes payable to affiliates of Company officers; interest at 8% and due on demand	37,297
Notes payable, related party	38,852
Interest payable related party	6,103
Total principal and interest payable, related party	$44,955

Note 4: Notes Payable

AlumiFuel Power Corporation

At June 30, 2012 and 2011, the Company owed $209,050 and $48,650, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the six months ended June 30, 2012, the trust loaned the Company$236,250 and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. Please see note Note 9 Capital Stock below for further information on this transaction. The Company made payments on these notes during the six month period ended June 30, 2012 totaling $3,785 in principal and $915 in accrued interest. During the six month period ended June 30, 2011, $42,849 of these notes were converted to 9,020,935 shares of our common stock and $900 in accrued interest was paid on these notes. There was $3,016 and $9,552 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

At June 30, 2012 and 2011, the Company owed $32,732 and $37,208, respectively, to an unaffiliated third party with interest payable at 8% and due on demand. During the six month period ended June 30, 2012, no payments of principal or interest were made on these notes. During the six month period ended June 30, 2011, $37,150 in additional loans were received from this entity and the entity sold the principal balance on $16,500 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. There was $1,638 and $2,227 in accrued interest payable on these notes at June 30, 2012 and 2011, respectively.

In December 2011, an unaffiliated third party loaned the Company $26,000. This note is due on demand and bears interest at 8% per annum. The entire principal balance of $26,000 and accrued interest of $1,088 remained outstanding at June 30, 2012.

During the six month period ended June 30, 2012, an unaffiliated third party loaned us $13,000. This note was due on April 1, 2012 and carries an interest rate of 60% per annum. As of June 30, 2012, the entire $13,000 balance of this note was due with $2,286 in accrued interest payable.

During the six month period ended June 30, 2012, an unaffiliated third party loaned us $6,000 on a demand note with 8% interest. The entire principal balance of $6,000 with $225 in unpaid interest remained payable on these notes at June 30, 2012.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both June 30, 2012 and 2011.

AlumiFuel Power, Inc.

In November and December 2011, the API issued three promissory notes payable to an unaffiliated third party for a total of $60,000 in accounts receivable financing. These notes are due on or before April 1, 2012 and accrue loan funding and administration fees equal to $20 per $1,000 loaned, which is equates to an effective interest rate of 24% per annum, are payable monthly. This loan was repaid from proceeds received on accounts receivable related to the sale of the Company's PBIS-2000 portable balloon inflation system and related AlumiFuel cartridge sales to the United State Air Force. A total of $2,400 in funding and administration fees were paid during the six months ended June 30, 2012. As of June 30, 2012, the entire principal balance had been repaid but $3,450 in unpaid administration fees were due and payable.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note calls for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both June 30, 2012 and 2011 of $25,000 with interest payable of $4,274 (2012) and $1,298 (2011).

During the quarter ended March 31, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due on June 30, 2012 of $5.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both June 30, 2012 and 2011.

Total

Notes and interest payable to others consisted of the following at June 30, 2012:

Notes payable, non-affiliates; interest at 8% and due on demand	$273,782
Notes payable, non-affiliates; interest at 60% and due on demand	13,000
Notes payable, non-affiliates; interest at 12% and due on demand	25,000
Notes payable	311,782
Interest payable, non-affiliates	16,686
Total principal and interest payable, other	$328,468

Certain of our demand promissory notes contain provisions for conversion to common stock at market price on the date of conversion.

AlumiFuel Power Corporation Convertible Promissory Notes and Debentures

Convertible Notes and Debentures with Embedded Derivatives:

From time-to-time, we issue convertible promissory notes and debentures with conversion features that we have determined represent an embedded derivative as they are convertible into a variable number of shares upon conversion. Accordingly, these notes are not considered to be conventional debt under ASC 815 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815, and should be accounted separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the notes in the period in which they are issued. Such discount is accreted from the date of issuance to the maturity dates corresponding notes. The change in the fair value of the liability for derivative contracts is credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the corresponding notes are stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which is recorded using the residual proceeds to the conversion option attributed to the debt.

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

Debt issuance costs totaling $188,810 are being amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding. Accordingly, as the debentures are converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2012, $173,270 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

During the six months ended June 30, 2012, the debenture holders have converted a total of $84,000 in face value of the debentures to 186,333,333 shares of our common stock, or $0.00045 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $113,929 and as of June 30,2012, the total face value of the Debentures outstanding was $69,500.

The fair value of the Debentures was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$92,667	3 years	$0.00015	182%	0.25%

2011 Convertible Notes

During the year ended December 31, 2011, the Company entered into four separate note agreements with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $152,500 on the following dates and in the following amounts (together the "2011 Convertible Notes"):

Date of Issue	Amount	Due Date
5/13/11	$35,000	February 13, 2012
9/2/11	$35,000	May 30, 2012
10/24/11	$40,000	July 20, 2012
2/12/11	$42,500	September 7, 2012

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

We received net proceeds from the 2011 Convertible Notes of $142,500 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2011 Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2011 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2012, $9,822 of these costs had been expensed as debt issuance costs. At December 30, 2011, the unpaid principal balance on these notes was $117,500.

The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Notes resulted in total initial debt discounts of $142,500 and a total initial loss on the valuation of derivative liabilities of $83,182 for a derivative liability balance of $235,682 total for their issuances.

During the six month period ended June 30, 2012, the note holders converted the entire $139,000 in face value and $3,000 in accrued interest to 338,043,746 shares of our common stock, or $0.0004 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $225,500 for the converted notes as of June 30, 2012, and the total face value of the 2011 Convertible Notes outstanding was $13,500.

At June 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes. As a result, for the period from their issuance to June 30, 2012, the Company has recorded an adjustment and reduced the previously recorded liabilities by $208,682 resulting in a derivative liability balance of $27,000 at June 30, 2012.

The fair value of the Debentures was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$27,000	9 months	$0.0001	117%	0.18%

2012 Convertible Notes

During the six month period ended June 30, 2012, the Company entered into four separate note agreements with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $134,000 on the following dates and in the following amounts (together the "2012 Convertible Notes"):

Date of Issue	Amount	Due Date
1/24/12	$36,000	October 19, 2012
3/7/12	$33,000	December 5, 2012
4/12/12	$32,500	January 16, 2013
5/10/12	$32,500	February 13, 2013

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

We received net proceeds from the 2012 Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2012 Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2012 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2012, $3,889 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2012 Convertible Notes resulted in total initial debt discounts of $134,000 and a total initial loss on the valuation of derivative liabilities of $96,167 for a derivative liability balance of $230,167 total for their issuances.

The fair value of the 2012 Convertible Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/24/12	$60,000	9 months	$0.0006	$0.0014	220%	0.09%
3/7/12	$66,000	9 months	$0.0005	$0.0011	133%	0.14%
4/12/12	$66,667	9 months	$0.00045	$0.0014	140%	0.17%
5/10/12	$37,500	9 months	$0.0004	$0.0009	112%	0.17%

At June 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes. As a result, for the period from their issuance to June 30, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $27,833 resulting in a derivative liability balance of $258,000 at June 30, 2012.

The fair value of the Debentures was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$258,000	9 months	$0.0001	127%	0.18%

Converted AFPI Notes

In November and December 2011, two holders of certain demand promissory notes issued by AFPI totaling $125,000 sold them to an unaffiliated third party investor. As part of this transaction, the Company agreed to amend the terms of the convertible notes for the new holder (the "Converted AFPI Notes"). These notes in the amounts of $50,000, $50,000 and $25,000 were past due, carry had an effective interest rate of 48% in the case of the two $50,000 notes, and 12% in the case of the $25,000 note. We agreed to allow conversion of the Converted AFPI Notes into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion. The principal balance on these notes was $85,000 at December 31, 2011. In addition, in January 2012, we agreed to convert $22,500 in accrued interest on these notes to a convertible note with the same conversion terms, interest at a rate of 8% and due in 12 months.

The beneficial conversion feature (an embedded derivative) included in the Converted AFPI Notes resulted in an initial debt discount of $147,500 and an initial loss on the valuation of derivative liabilities of $110,133 for a derivative liability balance of $257,633 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
4/4/2011	$58,824	3 months	$0.0009	$0.0021	179%	0.25%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%
12/1/2011	$83,333	6 months	$0.0006	$0.0021	199%	0.07%
1/2/12	$32,143	12 months	$0.0007	$0.0015	226%	0.11%

During the six month period ended June 30, 2012, the note holders converted $85,000 face value of the notes to 201,271,021 shares of our common stock, or $0.0004 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $158,929 for the converted notes and as of June 30, 2012, and the total face value of the Converted AFPI Notes outstanding was $22,500.

At June 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding Converted AFPI Notes. As a result, for the period from their issuance to June 30, 2012, the Company has recorded an adjustment and decreased the previously recorded liabilities by $212,633 resulting in a derivative liability balance of $45,000 at June 30, 2012.

The fair value of the Debentures was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$45,000	12 months	$0.0004	163%	0.20%

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

During the three month period ended March 31, 2012, the note holders converted the entire $39,000 face value of the notes to 73,666,667 shares of our common stock, or $0.0005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,714 for these notes and as of March 31, 2012 and June 30, 2012, the total face value of the Debentures outstanding was $-0-.

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

At June 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to June 30, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $37,286 resulting in a derivative liability balance of $52,200 at June 30, 2012.

The fair value of the convertible note was calculated at June 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	6 months	$0.0001	163%	0.20%

Total

Total debentures and convertible notes and interest payable consisted of the following at June 30, 2012:

Short-term liabilities:
Convertible Debentures; non-affiliates; interest at 7% and due three years from issue date; outstanding principal of $69,500 face value; net of discount of $35,986	$33,514
2011 Convertible Notes; non-affiliate; interest at 8%; due May through September 2012; $13,500 face value net of discount of $3,022	10,478
2012 Convertible Notes; non-affiliate, interest at 8%; due May 2012; $134,000 face value net of discount of $81,278	52,722
Converted AFPI Notes; non-affiliate; interest at 8%; currently due; $22,500 face value net of discount of $11,250	11,250
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000
January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $13,050	13,050
Total short-term convertible notes	$171,014
Interest payable, short-term convertible notes	59,244
Total principal and interest payable, short-term convertible notes	$230,258

Note 5: Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations. This amount totaled $307,578 at December 31, 2011. An additional $8,780 in loans were made during the six months ended June 30, 2012 Each of these outstanding loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense totaling $307,578 including $8,780 in the six month period ended June 30, 2012. The Company has allowed for all interest due on these notes and did not record any interest receivable during the six month period ended June 30, 2012. During the six month period ended June 30, 2012, however, FFFC made interest payments totaling $31,680 which was recorded against interest expense during the quarter.

As of June 30, 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $421 in accrued interest remained receivable at June 30, 2012.

Note 6: Other Expense

Other expense for the three and six month periods ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
General and administrative	$41,614	$74,564	$102,057	$143,636
Salaries and employee benefits	55,095	94,220	151,398	207,209
Legal and accounting	5,538	31,814	19,638	55,874
Professional services	29,526	14,146	103,011	44,068
	$131,773	$214,744	$376,104	$450,787

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, the HPI paid wages to these employees without the benefit of a payroll management service. Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $95,158 at December 31, 2011. The company recorded additional expense of $7,358 during the six months ended June 30, 2012 leaving a balance due of $102,518 as of that date. This amount is included on the balance sheets at June 30, 2012 as “payroll liabilities”. In addition, the president of API converted $138,462 in wages payable to him to shares of the Company's Series B Preferred Stock in August 2011. We have recorded a total of $8,629 for payroll liabilities due by the Company on this conversion for total payroll liabilities of $111,147.

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleges a breach of contract and event of default for API related to this lease. The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible. The judgment amount totaling $360,803 in addition to rent amounts already contained in "accounts payable, other" is recorded as "litigation contingency" on our balance sheets at June 30, 2012.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,240 based on the then current value with an expected life of 3 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment is made, the amount under capital leases is reduced to reflect the balance due under the lease. Accordingly, a total of $389 was reduced in the "capital leases" account for payments made in the six month period ended June 30, 2012, leaving a balance of $1,166 as of that date.

Note 8: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9: Capital Stock

Preferred Stock

During the six months ended June 30, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock. We recorded an expense of $8,580 for the difference in the conversion price ($0.00059) and the market price on the conversion date. This amount is included in "stock based compensation" on our statements of operations.

Also during the six month period ended June 30, 2012, we redeemed a total of 110,857 shares ($110,857) of our Series B Preferred Stock. The Series B Preferred includes a redemption premium of 5% during the first year of issuance therefore the total redemption amount was $116,400. The balance of $5,543 for the redemption premium was recorded as interest expense on our statements of operations for the period ended June 30, 2012.

As a result of these transactions there were 404,055 shares of our Series B Preferred Stock outstanding at June 30, 2012. There were $29,452 in dividends payable on our Series B Preferred stock at June 30, 2012, including $17,049 in dividend expense for the six month period then ended.

Common Stock

During the period six month period ended June 30, 2012, the Company issued 10,000,000 shares of common stock in a private placement to unaffiliated investors for total proceeds of $5,000 or $0.0005 per share. We recorded $6,000 in "stock compensation cost" in our statements of operations for the six months ended June 30, 2012 to record the beneficial conversion feature relating to the difference between the market price and the sales price on the date of issuance.

During the six month period ended June 30, 2012, we issued a total of 799,324,766 shares of our common stock on the conversion of $352,849 in principal and interest on our various convertible promissory notes. In addition to the face value of the notes, the Company recorded $495,358 in additional expense for the derivative liability for a total cost to the Company of $848,207 or $0.001 per share.

During the six month period ended June 30, 2012, we issued 66,300,000 shares of our common stock to a noteholder upon conversion of $33,150 in promissory notes. In addition to the face value of the notes, the Company recorded $58,410 in additional expense for the difference between the conversion price ($0.0005) and the market price on the issuance dates for a total cost to the Company of $91,560 or $0.0014 per share.

In May 2012, we executed a consulting agreement with an unaffiliated third party through which we paid the consultant 20,000,000 shares of our common stock valued at $20,000 reflecting the market price on the date of issuance. In addition, we issued three year warrants to purchase up to 30,000,000 shares of our common stock at exercise prices of $0.0015 (10,000,000 shares), $0.002 (10,000,000 shares) and $0.004 (10,000,000 shares). These warrants were valued at $25,000 using the Black-Scholes option pricing model. As the consulting agreement carries a six month term, the value of the shares and warrants totaling $45,000 will be expensed over that six month term. Accordingly, the Company recorded $9,000 in "stock-based compensation" expense in the six month period ended June 30, 2012.

In May 2012, we issued 60,000,000 shares to three unaffiliated purchasers of common stock that participated in private placements of our common stock in the previous six months. Due to delays in issuing the stock to these investors, the Company agreed to lower the purchase price for the shares to $0.003 per share. We recorded a total of $60,000 as "stock compensation cost" in our statements of operations for the six months ended June 30, 2012 based on the market value of these shares on the date of issuance.

Warrants

In May 2012, we executed a consulting agreement with an unaffiliated third party through which we issued three year warrants to purchase up to 30,000,000 shares of our common stock at exercise prices of $0.0015 (10,000,000 shares), $0.002 (10,000,000 shares) and $0.004 (10,000,000 shares). These warrants were valued at $25,000 using the Black-Scholes option pricing model. As the consulting agreement carries a six month term, the value of the warrants totaling $25,000 will be expensed over that six month term of the agreement.

A summary of the activity of the Company’s outstanding warrants at December 31, 2011 and June 30, 2012 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2011	68,253,528	$ 0.05	$ 0.05
Granted	30,000,000	0.003	0.0016
Expired/Cancelled	25,078,528	0.13	0.06
Exercised	-	-	-
Outstanding and exercisable at June 30, 2012	73,175,000	$ 0.007	$ 0.018

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life
$0.10 to $0.18	25,000	0.12	0.4 years
$0.05 to $0.06	150,000	0.06	0.3 years
$0.01 to $0.01	43,000,000	0.01	4.2 years
$0.0015 to $0.0004	30,000,000	0.0025	2.8 years
	73,175,000	$ 0.06	3.4 years

Stock Options

All options outstanding at June 30, 2012 are fully vested and exercisable. A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2011 and at June 30, 2012 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	425,000	$0.35	2.00	$0
Options granted	-	-	-	-
Outstanding at June 30, 2012	425,000	$0.35	0.5	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	20,000,000	$0.075	3.7	$0
Options granted	-	-	-	-
Outstanding at June 30, 2012	20,000,000	$0.075	2.2	$0

Note 10: Subsequent Events

During the month ended July 31, 2012, we issued an additional 230,000,000 shares of our common stock upon the conversion of a total of $18,250 principal value of various convertible notes.

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

During the six months ended June 30, 2012, we received a net of approximately $310,032 from our financing activities, primarily from the issuance of notes payable from various sources totaling $477,750 as well as sales of Company common stock totaling $11,000 and sales of AFPI stock by the Corporation of $41,038. This was offset by payments on notes payable totaling $97,921 as well as redemptions of preferred stock of $110,857. This compared to cash provided by financing activities of $317,640 in the six months ended June 30, 2011 derived from proceeds from the issuance of notes payable totaling $458,150 and sales of AFPI common stock of $20,000. This was offset by payments on notes payable of $150,510.

In the six month period ended June 30, 2012, net cash used in operating activities was $308,615. This compared to net cash used in operating activities of $320,056 for six month period ended June 30, 2011. The 2012 amount included a $1,262,001 net loss that included approximately $755,700 in non-cash charges and credits to operating assets and liabilities primarily from amortization of discount on debentures payable and an increase in derivative liability on the Company's convertible notes and debentures of totaling $585,937. This compares to a net loss of $1,121,064 in the six months ended June 30, 2011 that included a non-cash loss of approximately $416,000 primarily from stock based compensation expense of $345,833 related to the issuance of stock to consultants that was offset by a decrease in derivative liability on the Company's convertible notes of $195,660.

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

(b) Results of Operations

Six Month Period ended June 30, 2012 vs. June 30, 2011

In September 2011, the Company received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device. This order, originally scheduled for delivery in the first quarter of 2012, was delivered in April 2012. Accordingly, the Company did not recognize the revenue from this sale in the amount of $61,134 until delivery of the unit early in the second quarter of 2012.

The Company recorded an asset as "Work in progress" totaling $31,092 on our balance sheet at March 31, 2012, reflecting the cost of producing the PBIS-2000 through that date. This amount included parts, labor and other expenses directly related to production of the PBIS-2000 and AlumiFuel cartridges being manufactured for sale under the Air Force contract. Upon payment for the unit in the quarter ended June 30, 2012, a total of $32,918 for costs related to producing the PBIS-2000 was expensed and is presented on our statements of operations a "Cost of goods sold".

For the six month period ended June 30, 2012, our total revenue was $61,134 from the sale of a PBIS-2000 unit and AlumiFuel cartridges versus $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project in the 2010 period. The costs of goods sold related to production of the PBIS-2000 reactor for the six month period ended June 30, 2012 was $32,918 for gross profit of $28,216 for the period. Similar costs of goods sold for the six month period in 2010 was $123 for gross profit of 2,451. The loss from operations for the six month period ended June 30, 2012 was $583,483 versus $1,014,536 in the six month period ended June 30, 2011. Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,088) for the six months ended June 30, 2012. The losses included $157,335 and $218,125 in 2012 and 2011, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties. These amounts were lower in 2012 due to a decrease in related parties. The losses also include $83,581 and $345,833 in stock based compensation primarily for costs related to the issuance of common stock to consultants in both periods as well as shares issued to stockholders for delays in issuance of private placement certificates in 2012.

The balance of $376,104 and $450,787 for “other” SG&A expenses in the six month periods ended June 30, 2012 and June 30, 2011 was comprised of the following:

	Six months ended June 30, 2012	Six months ended June 30, 2011
General and administrative	$102,057	$143,636
Salaries and employee benefits	151,398	207,209
Legal and accounting	19,638	55,874
Professional services	103,011	44,068
	$376,104	$450,787

The “other” SG&A expense during the nine months ended September 30, 2011 included a decrease in general and administrative expenses as the Company worked to keep costs down with across the board expense cuts. Salaries and benefits decreased due to the loss of subsidiary employees. Legal and accounting costs also decreased. Professional services increased as the Company experienced increases in consulting fees during the 2012 period as compared to the 2011 period including significant costs related to a custodian account in Europe related to its International subsidiary.

The company recorded $(678,518) in “other income (expense)” during the six months ended June 30, 2012 as compared to $(106,538) in the six months ended June 30, 2011. This incrase is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price has decreased. The Company experienced increases in interest expense with the addition of additional notes payable in the 2012 period versus the 2011 period as well as for beneficial conversion features on debt converted to stock for the difference in the conversion price versus the market price on the conversion date.

Three Month Period ended June 30, 2012 vs. June 30, 2011

For the three month period ended June 30, 2012 we recorded revenue of $61,134 from the sale of one PBIS-2000 unit and accompanying AlumiFuel cartridges as compared to revenue of $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project during the three month period ended June 30, 2011. Costs of goods sold were $32,918 in the three month period ended June 30, 2012 for gross profit of $28,216. Our total operating costs and expenses in 2012 were $274,335 versus $342,976 for the three month period in 2011. The loss included $72,975 and $102,525 in 2012 and 2011, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties. These amounts were lower in 2012 with the decrease in 2011 in related parties at the Company's subsidiaries. The 2012 expense also includes $69,000 in stock based compensation for costs related to the issuance of common stock on the conversion of Series B Preferred and the issuance of restricted stock at a below market price. Stock based compensation expense totaled $25,000 in the three months ended June 30, 2011 primarily for costs related to the issuance of stock to consultants during that period.

The balance of $131,773 and $214,744 for “other” SG&A expenses in the three month periods ended June 30, 2012 and June 30, 2011 was comprised of the following:

	Three months ended June 30, 2012	Three months ended June 30, 2011
General and administrative	$41,614	$74,564
Salaries and employee benefits	55,095	94,220
Legal and accounting	5,538	31,814
Professional services	29,526	14,146
	$131,773	$214,744

The “other” SG&A expense during the three months ended June 30, 2012 included a decrease in general and administrative expenses as the Company worked to keep costs down, specifically office rent. Salaries and benefits decreased due to a decrease in subsidiary employees. Legal and accounting costs also decreased at the subsidiary level. Professional services increased as the Company incurred significant fees related to its custodian account in Europe related to sales of small portions of the Company's stock in AFPI. There were no similar fees during the June 30, 2011 period.

The company recorded $(274,335) in “other income (expense)” during the three months ended June 30, 2012 as compared to $(342,975) in the three months ended June 30, 2011. This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes with the decrease in the notes outstanding and resultant decrease in the fair value adjustment expense. Interest expense, amortization of convertible note discount showed no significant changes for the comparable periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2012 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

In May 2012, we executed a consulting agreement with an unaffiliated third party through which we paid the consultant 20,000,000 shares of our common stock valued at $20,000 reflecting the market price on the date of issuance of $0.001.

In May 2012, we issued 60,000,000 shares to three unaffiliated purchasers of common stock that participated in private placements of our common stock in the previous six months. Due to delays in issuing the stock to these investors, the Company agreed to lower the purchase price for the shares to $0.003 per share. We recorded a total of $60,000 as "stock compensation cost" in our statements of operations for the six months ended June 30, 2012 based on the market value of these shares on the date of issuance.

During the three month period ended June 30, 2012, we issued a total of 490,591,451 shares of our common stock on the conversion of $153,100, or $0.0003 per share, in principal and interest on our various convertible promissory notes.

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: August 17, 2012	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer