Form 10-Q
period 2012-09-30
AlumiFuel Power Corp
filed 2012-11-19
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended SEPTEMBER 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of common stock outstanding at November 1, 2012: 3,806,847,187

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

Page

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2
Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 (Unaudited)	F-3
Consolidated Statement of Changes in Shareholders' Deficit for the nine months ended September 30, 2012 (Unaudited)	F-4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 (Unaudited)	F-5
Notes to Financial Statements	F-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4T. Controls and Procedures	29
Part II – Other Information	30
Signatures	32

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash	$18,650	$2,628
Accounts receivable	—	—
Deposits	—	472
Prepaid expenses	13,500	—
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	9,000	—
Other current assets	581	102

Total current assets	49,731	11,202

Property and equipment, less accumulated depreciation of $5,780 (2012) and $4,016 (2011) (Note 1)	1,699	3,463
Deferred debt issuance costs (Note 4)	26,792	36,376

Total long-term assets	28,491	39,839

Total assets	$78,222	$51,041

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$247,736	$111,702
Accounts payable, other	719,284	736,935
Derivative liability, convertible notes payable (Note 4)	442,469	491,191
Notes payable, related party (Note 3)	32,549	34,637
Notes payable, other (Note 4)	370,522	153,517
Convertible notes payable, net of discount of
98,939 (2012) and 189,916 (2011) (Note 4)	195,461	51,584
Litigation contingency (Note 7)	360,803	360,803
Payroll liabilities (Note 7)	114,878	103,787
Accrued expenses (Note 7)	259,669	104,231
Dividends payable (Note 9)	37,600	12,402
Accrued interest payable:
Interest payable, convertible notes (Note 4)	63,274	46,697
Interest payable, related party notes (Note 3)	6,659	5,267
Interest payable, notes payable other (Note 4)	24,134	48,811

Total current liabilities	2,875,038	2,261,564

Capital leases (Note 7)	778	1,944
Long-term convertible notes payable net of current portion,
net of discount of $35,000 (2012) and $61,569(2011)	—	91,931

Total long-term liabilities	778	93,875

Total liablities	2,875,816	2,355,439

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2012) and 521,162 (2011) shares
issued and outstanding	404,055	521,162
Common stock, $.001 par value; 7,500,000,000 shares authorized,
2,816,847,187 (2012) and 927,629,201 (2011) shares
issued and outstanding	2,816,847	927,629
Additional paid-in capital	12,528,953	13,283,712
Accumulated deficit	(21,061,599)	(19,440,819)

Total shareholders' deficit of the Company	(5,311,744)	(4,708,316)

Non-controlling interest (Note 1)	2,514,150	2,403,918

Total shareholders' deficit	(2,797,594)	(2,304,398)

Total liabilities and shareholders' deficit	$78,222	$51,041

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

		Three months		Nine months
	Three months	ended	Nine months	ended
	ended September 30,	September 30,	ended September 30,	September 30,
	2012	2011	2012	2011

Revenue (Note 1)
Reactor sales	$—	$—	$61,134
Consulting fees	—	—		$2,574
Total revenue	—	—	61,134	2,574

Cost of goods sold (Note 1)	—		(32,918)	—

Gross profit	—	—	28,216	2,574

Operating costs and expenses:
Reactor production	—	139	(7,089)	262
Product development expense (Note 1)	—	—	593	830
Selling, general and administrative expenses
Related party (Note 3)	93,525	102,525	250,860	320,650
Stock-based compensation (Note 9)	37,500	109,167	121,081	455,000
(Gain) loss on debt extinguishment (Note 1)	—	—	—	—
Depreciation	588	706	1,764	2,118
Other (Note 6)	118,135	182,058	494,239	632,845

Total operating costs and expenses	(249,747)	(394,595)	(861,447)	(1,411,705)

Loss from operations	(249,747)	(394,595)	(833,231)	(1,409,131)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 4)	(80,647)	(35,556)	(374,315)	(203,422)
Interest expense (Notes 3 & 4)	6,616	(100,333)	(81,782)	(234,655)
Fair value adjustment of derivative liabilities (Note 4)	(35,000)	216,819	(331,452)	412,479

	(109,031)	80,930	(787,549)	(25,598)

Loss before income taxes	(358,778)	(313,665)	(1,620,780)	(1,434,729)

Income tax provision (Note 8)	—	—	—	—

Net loss	(358,778)	(313,665)	(1,620,780)	(1,434,729)

Net loss attributable to non-controlling interest (Note 1)	11,800	7,825	29,689	65,492

Net loss attributable to Company	$(346,978)	$(305,840)	$(1,591,091)	$(1,369,237)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding (Notes 1 & 9)	2,321,013,854	469,657,376	1,464,182,073	391,712,356

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Nine months ended September 30, 2012

(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)

January 2012, issuance of convertible notes (Note 4)	-	-	-	-	4,167	-	-	4,167

January through September 2012, issuance of common stock in private placements (Note 9)	70,000,000	70,000	-	-	1,000	-	-	71,000

January through September 2012, issuance of common stock to convertible noteholders (Notes 4 & 9)	1,722,324,766	1,722,325	-	-	(751,667)	-	-	970,658

January through September 2012, issuance of common stock on conversion of debt (Notes 4 & 9)	66,300,000	66,300	-	-	25,260	-	-	91,560

January through September 2012, redemption of preferred stock (Note 9)	-	-	(110,857)	(110,857)	-	-	-	(110,857)

January through September 2012, dividends on Series B Preferred Stock (Note 9)	-	-	-	-	(25,197)	-	-	(25,197)

January through September 2012, changes in ownership of subsidiary common stock by Parent (Note 1)	-	-	-	-	62,783	-	-	62,783

January through September 2012, issuance of common stock on preferred stock conversion (Note 9)	10,593,220	10,593	(6,250)	(6,250)	4,237	-	-	8,580

January through September 2012, issuance of common stock for services (Note 9)	20,000,000	20,000	-	-	-	-	-	20,000

January through September 2012, issuance of warrants to purchase common stock (Note 9)	-	-	-	-	40,000	-	-	40,000

Equity of AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(115,342)	-	80,543	(34,799)

Net loss	-	-	-	-	-	(1,620,780)	29,689	(1,591,091)

Balance at September 30, 2012	2,816,847,187	$2,816,847	404,055	$404,055	$12,528,953	$(21,061,599)	$2,514,150	$(2,797,594)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,620,780)	$(1,434,729)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	62,577	45,000
Stock based compensation (Note 9)	121,081	455,000
Debt issuance costs (Note 4)	31,084	37,584
Beneficial conversion feature (Note 9)	—	27,107
Allowance for bad debt (Note 5)	8,780	—
Depreciation and amortization	1,764	2,118
(Decrease) increase in derivative liability (Note 4)	366,436	(412,479)
Amortization of discount on debentures payable (Note 3)	335,148	203,422
Change in non-controlling interest (Note 1)	(5,108)
Changes in operating assets and liabilities:
Accounts and other receivables	(9,260)	—
Work in progress	(9,000)	—
Prepaid expenses and other assets	472	587
Accounts payable and accrued expenses	197,475	195,501
Related party payables (Note 3)	136,033	320,310
Dividends payable (Note 9)	(25,197)	—
Interest payable	23,190	145,746
Net cash used in operating activities	(385,305)	(414,833)

Cash flows from investing activities:
Purchase of equipment	—	—
Issuance of notes receivable (Note 5)	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	219,000	70,000
Proceeds from notes payable, related (Note 3)	52,470	278,010
Proceeds from notes payable, other (Note 4)	313,990	232,950
Proceeds from sales of common stock (Note 9)	5,000	—
Proceeds from sales of subsidiary equity (Notes 1 & 9)	62,782	20,000
Payments under capital leases (Note 7)	(1,166)	—
Payments on notes payable (Note 4)	(63,835)	(110,000)
Payments on notes payable, related (Note 3)	(54,557)	(71,861)
Payments to placement agents (Note 4)	(21,500)	(5,000)
Payments on redemption of preferred stock (Note 4)	(110,857)	—
Net cash provided by financing activities	401,327	414,099

Net change in cash and cash equivalents	16,022	(734)

Cash and cash equivalents:
Beginning of period	2,628	11,213

End of period	$18,650	$10,479

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$7,533	$20,487

Noncash financing transactions:
Notes and interest payable converted to stock	$454,650	$376,018
Notes and interest payable converted to stock, related	$—	$42,850
Accrued expenses converted to preferred stock	$—	$138,462
Accounts payable related converted to preferred stock	$—	$63,000
Notes payable related converted to preferred stock	$—	$128,200

See accompanying notes to consolidated financial statements.

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended September 30, 2012 and 2011 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI") and 76% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had minimal revenue during the nine months ended September 30, 2012, and has an accumulated deficit of $21,061,599 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date. As of December 31, 2011, AFPI had issued a total of 13,911,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and stock issued to officers and directors in exchange for fees. As a result, the total number of AFPI shares outstanding at December 31, 2011 and September 30, 2012 was 62,411,864.

During the nine month period ended September 30, 2012, the Company sold a total of 890,000 shares of AFPI to a private investors for a total of Euro 47,300 or approximately $62,300 and recorded expense on the transfer of 3,000 shares to a consultant valued at $1,383 which is reflected on the statements of changes in stockholders' deficit. In addition, the Company purchased 15,378 shares at a cost of $23,000. As a result, the Company owned 46,484,813 shares of AFPI common stock at September 30, 2012. We maintain a custody account for our cash and securities in Germany that had a cash balance of $4,425 at September 30, 2012 and is reflected as Cash on our balance sheet.

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

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at September 30, 2012 as intercompany accounts with 15,927,051 held by shareholders other than the Company representing 25.5% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $2,514,150 based on AFPI's outstanding total equity of $9,851,967 at September 30, 2012. In addition, $29,689 in the net loss of AFPI of $116,341 for the nine month period ended September 30, 2012 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 30, 2012 were $-0-.

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

Financial Instruments

At September 30, 2012, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended September 30, 2012 and September 30, 2011, as the impact of the potential common shares, which totaled approximately 4,675,000,000 (September 30, 2012) and 221,179,000 (September 30, 2011), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and nine month periods ended September 30, 2012 and September 30, 2011 is equal to basic loss per share.

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

Note 3: Related Party

Related Party Accounts Payable

The Company's president and treasurer accrue a monthly management fee from the Company of $8,000 and 2,000 and from AFPI of $7,500 and $3,500, respectively, for their services as managers. This amount totaled $189,000 for the nine month period ended September 30, 2012. As of September 30, 2012, the Company owed $176,293 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the nine month period ended September 30, 2012, the Company expensed $3,360 under this bonus plan, and of that $834 remained unpaid at that date.

API and/or AFTI pay a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions. For the nine months ended September 30, 2012, these management fees totaled $58,500. As of September 30, 2012, the Company owed $49,950 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services. Rent expense totaled $10,800 for the nine months ended September 30, 2012.

Accounts payable to related parties consisted of the following at September 30, 2012:

Management fees, rent and bonus payable to officers	$228,460
Accrued expenses payable to subsidiary officer	19,276
Total accounts payable, related party	$247,736

Related Party Notes Payable

AlumiFuel Power Corporation

At September 30, 2012 and 2011, the Company owed $3,055 and $12,888, respectively, to its president for loans made to it from time-to-time on demand notes with 8% interest. These amounts include $2,200 and $34,300 loaned during the nine month periods ended September 30, 2012 and 2011, respectively, along with payments of $23,129 in principal and $570 in accrued interest during the 2011 period. There was $102 and $370 in accrued interest payable at September 30, 2012 and 2011, respectively.

At both September 30, 2012 and 2011, the Company owed the president of API $1,511 in loans on demand notes with 8% interest. A payment of $2,988 in principal and $12 in accrued interest was made during the nine months ended September 30, 2011. As of September 30, 2012 and 2011 there was accrued interest payable of $214 and $92, respectively.

During the nine month period ended September 30, 2012, the Company's secretary loaned the Company $2,000 on a demand note with 8% interest. The entire principal balance on this note along with $1 in interest was repaid during the period leaving no balance due.

At September 30 2012 and 2011, the Company owed $303 and $6,200, respectively, to a company owned by its president on demand notes with 8% interest. These amounts include $18,550 and $92,500 loaned during the nine month periods ended September 30, 2012 and 2011, respectively, along with payments of $18,365 in principal and $185 in accrued interest during the 2012 period and $25,646 in principal and $2,354 in interest during the 2011 period. There was $1 and $49 in accrued interest payable at September 30, 2012 and 2011, respectively.

At September 30 2012 and 2011, the Company owed $5,435 and $41,935, respectively, to a company affiliated with its Secretary on demand notes with 8% interest. These amounts include $4,500 and $40,135 loaned during the nine month periods ended September 30, 2012 and 2011, respectively. There was $517 and $331 in accrued interest payable at September 30, 2012 and 2011, respectively.

At both September 30, 2012 and 2011, the Company owed $2,165 in principal on certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of September 30, 2012 and 2011, the Company owed $412 and $237, respectively, in accrued interest on these notes.

At both September 30, 2012 and 2011, the Company owed a partnership affiliated with its president and secretary $5,000 on a note with an interest rate of 8% per annum and due on demand. As of both September 30, 2012 and 2011, $5,000 in principal with $1,388 (2012) and $986 (2011) in accrued interest was payable at those dates.

At September 30, 2012 and 2012, the Company owed $869 and $1,268, respectively, to a company owned by the Company's officers on demand notes with an interest rate of 8%. These amounts include $15,940 and $6,500 loaned during the nine month periods ended September 30, 2012 and 2011, respectively, along with payments of $16,349 in principal and $231 in accrued interest during the 2012 period and $5,433 in principal and $102 in interest during the 2011 period. There was $6 and $1 in accrued interest payable at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, the Company owed $11,008 and $40,647, respectively, to a corporation affiliated with the Company's officers on demand notes with interest at 8%. The 2011 amount included $28,600 loaned in the nine month period ended September 30, 2011. These amounts include payments of $7,121 in principal and $526 in accrued interest during the 2012 period and $7,743 in principal and $997 in interest during the 2011 period. There was $947 and $527 in accrued interest payable on these notes at September 30, 2012 and 2011, respectively.

At both September 30, 2012 and 2011, the Company owed $350 to a corporation affiliated with the Company's officers on demand notes with an interest rate of 8%. During the nine month period ended September 30, 2011, this company loaned $29,850 to the Company. These notes carry an interest rate of 8% and are due on demand. During the quarter ended September 30, 2011, $29,500 in principal of these notes was converted to 29,500 shares of our Series B Preferred Stock. No further loans or payments were made on these notes after September 30, 2011. There was $272 and $244 in accrued interest payable on these notes at September 30, 2012 and 2011, respectively.

During the nine month period ended September 30, 2012, a corporation owned by the Company's secretary loaned the Company a total of $9,270 in various demand notes with interest of 8%. During the nine month period ended September 30, 2012 a total of $9,270 in principal and $6 in interest was repaid leaving an interest balance due at September 30, 2012 of $2.

At September 30, 2012 and 2011, the Company owed $2,853 and $17,300, respectively, to an affiliate of the Company's president on notes carrying an interest rate of 8% per annum and due on demand. No additional loans or payments were made on these notes in 2012. During the nine month period ended September 30, 2011, the noteholder sold the principal balance on $29,616 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. Also during the nine month period ended September 30, 2011, $17,300 in additional loans were received from this entity. There was $197 and $2,428 in accrued interest payable on these notes at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, the Company owed $0 and $18,500 to an affiliate of the Company's president on notes due on demand at 8% interest. During the nine month period ended September 30, 2011, this entity sold the principal balance on $25,000 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. During the nine month period ended September 30, 2011, $18,500 in additional loans were received from this entity. There was $1,829 in accrued interest payable on these notes at both September 30, 2012 and 2011.

During the nine months ended September 30, 2011, a corporation affiliated with the Company's officers loaned $20,700 to the Company. These loans had an interest rate of 8% and were due on demand. The entire balance of these notes totaling $20,700 was repaid during the nine month period ended September 30, 2011 leaving an interest balance due of $536 on these notes at both September 30, 2012 and 2011.

12.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both September 30, 2012 and 2011.

Total

Total notes and interest payable to related parties consisted of the following at September 30, 2012:

Notes payable to officers; interest at 8% and due on demand	$4,566
Notes payable to affiliates of Company officers; interest at 8% and due on demand	27,983
Notes payable, related party	32,549
Interest payable related party	6,659
Total principal and interest payable, related party	$39,208

Note 4: Notes Payable

AlumiFuel Power Corporation

At September 30, 2012 and 2011, the Company owed $254,350 and $51,675, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the nine months ended September 30, 2012, the trust loaned the Company $281,550 and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. Please see Note 9 Capital Stock below for further information on this transaction. During the nine month period ended September 30, 2011, the trust made $15,525 in additional loans on these notes. The Company made payments on these notes during the nine month period ended September 30, 2012 totaling $3,785 in principal and $915 in accrued interest with $1,460 in accrued interest paid during the same period in 2011. During the nine month period ended September 30, 2011, $42,849 of these notes were converted to 9,020,935 shares of our common stock. There was $6,356 and $10,003 in accrued interest payable on these notes at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, the Company owed $32,732 and $20,458, respectively, to an unaffiliated third party with interest payable at 8% and due on demand. During the nine month period ended September 30, 2012, no payments of principal or interest were made on these notes. During the nine month period ended September 30, 2011, $37,150 in additional loans were received from this entity and the entity sold the principal balance on $33,250 of these notes to an unaffiliated third party at which time the Company agreed to reissue new convertible notes for that amount. There was $2,299 and $2,762 in accrued interest payable on these notes at September 30, 2012 and 2011, respectively.

At September 30, 2012 the Company owed an unaffiliated third party $26,000. This note is due on demand and bears interest at 8% per annum. The entire principal balance of $26,000 and accrued interest of $1,613 remained outstanding at September 30, 2012.

During the nine month period ended September 30, 2012, an unaffiliated third party loaned us a total of $26,440. This includes one note due on April 1, 2012 that carries an interest rate of 60% per annum and another note for $13,440 with an interest rate of 36%. As of September 30, 2012, the entire $26,440 balance of these notes were due with $4,332 in accrued interest payable.

During the nine month period ended September 30, 2012, an unaffiliated third party loaned us $6,000 on a demand note with 8% interest. The entire principal balance of $6,000 with $345 in unpaid interest remained payable on these notes at September 30, 2012.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both September 30, 2012 and 2011.

AlumiFuel Power, Inc.

In November and December 2011, the API issued three promissory notes payable to an unaffiliated third party for a total of $60,000 in accounts receivable financing. These notes were due on or before April 1, 2012 accrued loan funding and administration fees equal to $20 per $1,000 loaned, which is equates to an effective interest rate of 24% per annum; payable monthly. These loans were repaid from proceeds received on accounts receivable related to the sale of the Company's PBIS-2000 portable balloon inflation system and related AlumiFuel cartridge sales to the United State Air Force. A total of $2,400 in funding and administration fees were paid during the nine months ended September 30, 2012. As of September 30, 2012, the entire principal balance had been repaid but $3,450 in unpaid administration fees were due and payable.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both September 30, 2012 and 2011 of $25,000 with interest payable of $5,030 (2012) and $2,023 (2011).

During the quarter ended March 31, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due on September 30, 2012 of $5.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both September 30, 2012 and 2011.

Total

Notes and interest payable to others consisted of the following at September 30, 2012:

Notes payable, non-affiliates; interest at 8% and due on demand	$319,082
Notes payable, non-affiliates; interest at 60% and due on demand	13,000
Notes payable, non-affiliates; interest at 36% and due on demand	13,440
Notes payable, non-affiliates; interest at 12% and due on demand	25,000
Notes payable	370,522
Interest payable, non-affiliates	24,134
Total principal and interest payable, other	$394,656

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

Debt issuance costs totaling $188,810 are being amortized over the three year terms of the Debentures or such shorter period as the debentures may be outstanding. Accordingly, as the debentures are converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2012, $176,228 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

During the nine months ended September 30, 2012, the debenture holders have converted a total of $99,000 in face value of the debentures to 386,333,333 shares of our common stock, or $0.00025 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $123,929 and as of September 30,2012, the total face value of the Debentures outstanding was $54,500.

The fair value of the Debentures was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$72,667	3 years	$0.000075	271%	0.33%

2011 Convertible Notes

During the year ended December 31, 2011, the Company entered into four separate note agreements from September through December with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $152,500. These notes were completely repaid as of September 30, 2012. We received net proceeds from the 2011 Convertible Notes of $142,500 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs were amortized over the period the Notes were outstanding.

Among other terms, the 2011 Convertible Notes were due on the dates above and were convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. The outstanding principal balance the 2011 Convertible Notes carried an interest rate of 8% per annum, payable in cash or shares of our common stock at the Conversion Price.

The beneficial conversion feature (an embedded derivative) included in the 2011 Convertible Notes resulted in total initial debt discounts of $142,500 and a total initial loss on the valuation of derivative liabilities of $83,182 for a derivative liability balance of $235,682 total for their issuances. During the nine month period ended September 30, 2012, the note holders converted the entire $152,500 in face value and $4,700 in accrued interest to 572,043,746 shares of our common stock, or $0.0003 per share. As a result of these transactions, the entire derivative liability of $235,682 for the converted notes was extinguished as of September 30, 2012.

2012 Convertible Notes

During the nine month period ended September 30, 2012, the Company entered into four separate note agreements with an institutional investor for the issuance of a convertible promissory notes in the aggregate amount of $134,000 on the following dates and in the following amounts (together the "2012 Convertible Notes"):

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

We received net proceeds from the 2012 Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2012 Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2012 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2012, $7,289 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2012 Convertible Notes resulted in total initial debt discounts of $134,000 and a total initial loss on the valuation of derivative liabilities of $96,167 for a derivative liability balance of $230,167 total for their issuances.

During the nine months ended September 30, 2012, the debenture holders converted a total of $8,700 in face value of the debentures to 174,000,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $8,640 and as of September 30, 2012, the total face value of the Debentures outstanding was $125,300.

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

At September 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes. As a result, for the period from their issuance to September 30, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $10,433 resulting in a derivative liability balance of $240,600 at September 30, 2012.

The fair value of the Debentures was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$240,600	9 months	$0.00005	208%	0.15%

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

The beneficial conversion feature (an embedded derivative) included in the Converted AFPI Notes resulted in an initial debt discount of $147,500 and an initial loss on the valuation of derivative liabilities of $110,133 for a derivative liability balance of $257,633 at issuance. .

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

During the nine month period ended September 30, 2012, the note holders converted $104,000 face value of the notes to 516,271,021 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $196,929 for the converted notes and as of September 30, 2012, and the total face value of the Converted AFPI Notes outstanding was $3,500.

At September 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding Converted AFPI Notes. As a result, for the period from their issuance to September 30, 2012, the Company has recorded an adjustment and decreased the previously recorded liabilities by $250,633 resulting in a derivative liability balance of $7,000 at September 30, 2012.

The fair value of the Debentures was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$7,000	12 months	$0.0001	212%	0.17%

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

During the three month period ended March 31, 2012, the note holders converted the entire $39,000 face value of the notes to 73,666,667 shares of our common stock, or $0.0005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,714 for these notes and as of September 30, 2012, the total face value of the Debentures outstanding was $-0-.

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

At September 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to September 30, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at September 30, 2012.

The fair value of the convertible note was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	6 months	$0.0001	212%	0.17%

September 2012 Convertible Note

In September 2012 we issued $35,000 of 6% unsecured convertible debenture with a private investor (the “Sept Debenture”).

Among other terms of the offering, the Sept Debenture is due in September 2015 (the “Maturity Date”), unless prepayment of the Sept Debenture is required in certain events, as called for in the agreements. The Sept Debenture is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Sept Debenture provides for adjustments in the case of certain corporate actions.

The Sept Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price with a default interest rate of eighteen percent (18%) per annum. The Company may redeem the Sept Debenture for an amount equal to 120% within 90 days of issuance, 130% between 91 and 120 days of issuance, and 140% if 121 days or more after issuance. Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the Sept Debenture.

Debt issuance costs totaling $11,500 are being amortized over the three year term of the Sept Debenture or such shorter period as the Sept Debenture may be outstanding. Accordingly, as the Sept Debenture is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2012, none of these costs had been expensed as debt issuance costs as the Sept Debenture was issued on September 27, 2012 and only three days had elapsed from its issuance to the end of the quarter.

The beneficial conversion feature (an embedded derivative) included in the Sept Debenture resulted in an initial debt discount of $35,000 and an initial loss on the valuation of derivative liabilities of $35,000 for a derivative liability balance of $70,000 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/27/12	$70,000	3 years	$0.0001	$0.0002	271%	0.33%

At September 30, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to September 30, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at September 30, 2012.

The fair value of the convertible note was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$70,000	3 years	$0.0001	271%	0.33%

Total

Total debentures and convertible notes and interest payable consisted of the following at September 30, 2012:

Short-term liabilities:

Convertible Debentures; non-affiliates; interest at 6% and due three years from issue date; outstanding principal of $54,500 face value; net of discount of $20,888	$33,612
2012 Convertible Notes; non-affiliate, interest at 8%; due May 2012; $125,300 face value net of discount of $35,651	89,649
Converted AFPI Notes; non-affiliate; interest at 8%; currently due; $3,500 face value net of discount of $875	2,625
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000
January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $6,525	19,575

Total short-term convertible notes	$195,461
Interest payable, short-term convertible notes	63,250
Total principal and interest payable, short-term convertible notes	$258,710

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $35,000 face value; net of discount of $35,000	$-0-
Interest payable, long-term convertible notes	24

Total principal and interest payable, long-term convertible notes	$24

Note 5: Notes Receivable

From time-to-time beginning in 2008, the Company has loaned funds to FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a 35% stockholder, to assist FFFC in payment of its ongoing payment obligations. This amount totaled $307,578 at December 31, 2011. An additional $8,780 in loans were made during the nine months ended September 30, 2012 Each of these outstanding loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense totaling $307,578 including $8,780 in the nine month period ended September 30, 2012. The Company has allowed for all interest due on these notes and did not record any interest receivable during the nine month period ended September 30, 2012. During the nine month period ended September 30, 2012, however, FFFC made interest payments totaling $44,580 which was recorded against interest expense during the quarter.

As of September 30, 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $581 in accrued interest remained receivable at September 30, 2012.

Note 6: Other Expense

Other expense for the three and nine month periods ended September 30, 2012 and 2011 consisted of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
General and administrative	$39,177	$63,111	$141,234	$206,748
Salaries and employee benefits	52,716	93,683	204,114	300,892
Legal and accounting	9,450	19,500	29,088	75,374
Professional services	16,792	5,764	119,803	49,831
	$118,135	$182,058	$494,239	$632,845

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, the HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, the HPI paid wages to these employees without the benefit of a payroll management service. Upon the HPI’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. As a result, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has increased that amount quarterly for penalties and interest leaving a total due of $95,158 at December 31, 2011. The company recorded additional expense of $11,091 during the nine months ended September 30, 2012 leaving a balance due of $106,252 as of that date. This amount is included on the balance sheets at September 30, 2012 as “payroll liabilities”. In addition, the president of API converted $138,462 in wages payable to him to shares of the Company's Series B Preferred Stock in August 2011. We have recorded a total of $8,629 for payroll liabilities due by the Company on this conversion for total payroll liabilities of $114,878.

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleges a breach of contract and event of default for API related to this lease. The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible. The judgment amount totaling $360,803 in addition to rent amounts already contained in "accounts payable, other" is recorded as "litigation contingency" on our balance sheets at September 30, 2012.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,240 based on the then current value with an expected life of 3 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment is made, the amount under capital leases is reduced to reflect the balance due under the lease. Accordingly, a total of $1,166 was reduced in the "capital leases" account for payments made in the nine month period ended September 30, 2012, leaving a balance of $648 as of that date.

Note 8: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9: Capital Stock

Preferred Stock

During the nine months ended September 30, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock. We recorded an expense of $8,580 for the difference in the conversion price ($0.00059) and the market price on the conversion date. This amount is included in "stock based compensation" on our statements of operations.

Also during the nine month period ended September 30, 2012, we redeemed a total of 110,857 shares ($110,857) of our Series B Preferred Stock. The Series B Preferred includes a redemption premium of 5% during the first year of issuance therefore the total redemption amount was $116,400. The balance of $5,543 for the redemption premium was recorded as interest expense on our statements of operations for the period ended September 30, 2012.

As a result of these transactions there were 404,055 shares of our Series B Preferred Stock outstanding at September 30, 2012. There were $37,600 in dividends payable on our Series B Preferred stock at September 30, 2012, including $25,297 in dividend expense for the nine month period then ended.

Common Stock

During the period nine month period ended September 30, 2012, the Company issued 10,000,000 shares of common stock in a private placement to unaffiliated investors for total proceeds of $5,000 or $0.0005 per share. We recorded $6,000 in "stock compensation cost" in our statements of operations for the nine months ended September 30, 2012 to record the beneficial conversion feature relating to the difference between the market price and the sales price on the date of issuance.

During the nine month period ended September 30, 2012, we issued a total of 1,722,324,766 shares of our common stock on the conversion of $410,749 in principal and interest on our various convertible promissory notes. In addition to the face value of the notes, the Company recorded $495,358 in additional expense for the derivative liability for a total cost to the Company of $597,758 or $0.00035 per share.

During the nine month period ended September 30, 2012, we issued 66,300,000 shares of our common stock to a noteholder upon conversion of $33,150 in promissory notes. In addition to the face value of the notes, the Company recorded $58,410 in additional expense for the difference between the conversion price ($0.0005) and the market price on the issuance dates for a total cost to the Company of $91,560 or $0.0014 per share.

In May 2012, we executed a consulting agreement with an unaffiliated third party through which we paid the consultant 20,000,000 shares of our common stock valued at $20,000 reflecting the market price on the date of issuance. In addition, we issued three year warrants to purchase up to 30,000,000 shares of our common stock at exercise prices of $0.0015 (10,000,000 shares), $0.002 (10,000,000 shares) and $0.004 (10,000,000 shares). These warrants were valued at $25,000 using the Black-Scholes option pricing model. As the consulting agreement carries a six month term, the value of the shares and warrants totaling $45,000 will be expensed over that six month term. Accordingly, the Company recorded $9,000 in "stock-based compensation" expense in the nine month period ended September 30, 2012.

In May 2012, we issued 60,000,000 shares to three unaffiliated purchasers of common stock that participated in private placements of our common stock in the previous six months. Due to delays in issuing the stock to these investors, the Company agreed to lower the purchase price for the shares to $0.003 per share. We recorded a total of $60,000 as "stock compensation cost" in our statements of operations for the nine months ended September 30, 2012 based on the market value of these shares on the date of issuance.

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

In August 2012, the Company issued a total of 150,000,000 warrants to David Cade, the Chief Executive Officer of APTI, and two consultants upon the condition that each holder agreed to cancel 35,000,000 warrants issued in July 2011 and exercisable at $0.01 per share held by them. Accordingly, the previously issued warrants were cancelled and a total of 150,000,000 new warrants were issued. These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.002 per share. These shares were valued at $15,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the three and nine month period ended September 30, 2012.

A summary of the activity of the Company’s outstanding warrants at December 31, 2011 and September 30, 2012 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2011	68,253,528	$ 0.05	$ 0.05

Granted	180,000,000	0.0021	0.00044
Expired/Cancelled	60,228,528	0.059	0.046
Exercised	-	-	-

Outstanding and exercisable at September 30, 2012	188,025,000	$ 0.0024	$ 0.0004

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of September 30, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.10 to $0.18	25,000	0.12	0.2 years

$0.01 to $0.01	8,000,000	0.01	4.2 years

$0.0015 to $0.0004	180,000,000	0.0021	3.4 years

	188,025,000	$ 0.06	3.6 years

Stock Options

All options outstanding at September 30, 2012 are fully vested and exercisable. A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2011 and at September 30, 2012 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	425,000	$0.35	1.00	$0
Options granted	-	-	-	-

Outstanding at September 30, 2012	425,000	$0.35	0.25	$0

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	20,000,000	$0.075	2.7	$0
Options granted	-	-	-	-

Outstanding at September 30, 2012	20,000,000	$0.075	2.0	$0

Note 10: Subsequent Events

During the month October 31, 2012, we issued an additional 990,000,000 shares of our common stock upon the conversion of a total of $49,500 principal value of various promissory notes.

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

We have completed the design and engineering modifications necessary and have begun limited production of our Portable Balloon Inflation Systems. In October 2011, we announced we were awarded a contract to deliver a PBIS-2000 Portable Balloon Inflation System to the Air Force Special Operations Command (AFSOC). This unit was delivered in April 2012 and includes 360 cartridges as well as a spare parts kit, a tool kit and two days of training by our engineers at the customer’s site. The PBIS-2000 expands the capability of our current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons). The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000. While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig). In September 2012, the Company received a purchase order from the U.S. Air Force to make certain modifications to the PBIS-2000 previously delivered. As of the filing of this report, the Company was working to complete those modifications for delivery in late 2012 or early 2013.

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

During the nine months ended September 30, 2012, we received a net of approximately $401,327 from our financing activities, primarily from the issuance of notes payable from various sources totaling $585,460 as well as sales of Company common stock totaling $11,000 and sales of AFPI stock by the Corporation of $62,782. This was offset by payments on notes payable totaling $118,392 as well as redemptions of preferred stock of $110,857. This compared to cash provided by financing activities of $474,099 in the nine months ended September 30, 2011 derived from proceeds from the issuance of notes payable totaling $580,960 and sales of AFPI common stock of $20,000. This was offset by payments on notes payable of $181,861.

In the nine month period ended September 30, 2012, net cash used in operating activities was $385,305. This compared to net cash used in operating activities of $414,833 for nine month period ended September 30, 2011. The 2012 amount included a $1,620,780 net loss that included approximately $921,762 in non-cash charges and credits to operating assets and liabilities primarily from amortization of discount on debentures payable and an increase in derivative liability on the Company's convertible notes and debentures of totaling $701,584. This compares to a net loss of $1,434,729 in the nine months ended September 30, 2011 that included a non-cash loss of approximately $357,752 primarily from stock based compensation expense of $455,000 related to the issuance of stock to consultants and warrants to subsidiary employees/consultants as well as amortization of discount on debentures payable of $23,4022. This was offset by a decrease in derivative liability on the Company's convertible notes of $412,479.

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

(b) Results of Operations

Nine Month Period ended September 30, 2012 vs. September 30, 2011

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

For the nine month period ended September 30, 2012, our total revenue was $61,134 from the sale of a PBIS-2000 unit and AlumiFuel cartridges versus $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project in the 2011 period. The costs of goods sold related to production of the PBIS-2000 reactor for the nine month period ended September 30, 2012 was $32,918 for gross profit of $28,216 for the period. Similar costs of goods sold for the six month period in 2011 was $0 for gross profit of 2,574. The loss from operations for the nine month period ended September 30, 2012 was $833,231 versus $1,411,705 in the nine month period ended September 30, 2011. Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,089) for the nine months ended September 30, 2012. The losses included $250,860 and $320,650 in 2012 and 2011, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties. These amounts were lower in 2012 due to a decrease in related parties. The losses also include $121,081 and $455,000 in stock based compensation primarily for costs related to the issuance of common stock to consultants in both periods, warrants issued to subsidiary employees/consultants, as well as shares issued to stockholders for delays in issuance of private placement certificates in 2012.

The balance of $494,239 and $632,845 for “other” SG&A expenses in the nine month periods ended September 30, 2012 and September 30, 2011 was comprised of the following:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
General and administrative	$141,234	$206,748
Salaries and employee benefits	204,114	300,892
Legal and accounting	29,088	75,374
Professional services	119,803	49,831
	$494,239	$632,845

The “other” SG&A expense during the nine months ended September 30, 2012 included a decrease in general and administrative expenses as the Company worked to keep costs down with across the board expense cuts. Salaries and benefits decreased due to the loss of subsidiary employees. Legal and accounting costs also decreased in the 2012 period. Professional services increased as the Company experienced increases in consulting fees during the 2012 period as compared to the 2011 period including significant costs related to a custodian account in Europe related to its International subsidiary.

The company recorded $(787,549) in “other income (expense)” during the nine months ended September 30, 2012 as compared to $(24,598) in the nine months ended September 30, 2011. This increase is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price has decreased. The Company experienced increases in interest expense with the addition of additional notes payable in the 2012 period versus the 2011 period as well as for beneficial conversion features on debt converted to stock for the difference in the conversion price versus the market price on the conversion date.

Three Month Period ended September 30, 2012 vs. September 30, 2011

For the three month periods ended September 30, 2012 and 2011 we recorded no revenue Our total operating costs and expenses in 2012 were $249,747 versus $394,595 for the three month period in 2011. The loss included $93,525 and $102,525 in 2012 and 2011, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties. These amounts were lower in 2012 with the decrease in 2011 in related parties at the Company's subsidiaries. The 2012 expense also includes $37,500 in stock based compensation for costs related to the issuance of restricted stock at a below market price to consultants as well as warrants issued to subsidiary employees/consultants. Stock based compensation expense totaled $109,167 in the three months ended September 30, 2011 primarily for costs related to the issuance of warrants to subsidiary employees/consultants during that period.

The balance of $118,135 and $182,058 for “other” SG&A expenses in the three month periods ended September 30, 2012 and September 30, 2011 was comprised of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011
General and administrative	$39,177	$63,111
Salaries and employee benefits	52,716	93,683
Legal and accounting	9,450	19,500
Professional services	16,792	5,764
	$118,135	$182,058

The “other” SG&A expense during the three months ended September 30, 2012 included a decrease in general and administrative expenses as the Company worked to keep costs down, specifically subsidiary office rent. Salaries and benefits decreased due to a decrease in subsidiary employees. Legal and accounting costs also decreased at the subsidiary level. Professional services increased as the Company incurred significant fees related to its custodian account in Europe related to sales of small portions of the Company's stock in AFPI. There were no similar fees during the September 30, 2011 period.

The company recorded $(109,031) in “other income (expense)” during the three months ended September 30, 2012 as compared to $80,930 in the three months ended September 30, 2011. This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes with the decrease in the notes outstanding and resultant decrease in the fair value adjustment expense in 2011. Interest expense, amortization of convertible note discount showed significant changes for the comparable periods with an increase in notes during 2012. Interest expense decreased significantly from 2011 to 2012 due to interest income received in 2012 from FFFC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of September 30, 2012 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended September 30, 2012, we issued a total of 923,000,000 shares of our common stock on the conversion of $57,900, or $0.00006 per share, in principal and interest on our various convertible promissory notes.

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

Item 4. Mine Safety Disclosures

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: November 19, 2012	By: /s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer