Form 10-K
period 2012-12-31
AlumiFuel Power Corp
filed 2013-04-16
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☑No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐Yes ☑No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2013 was $638,840, based on the last sale price of the issuers common stock ($0.0001 per share) as reported by the OTCQB.

The Registrant had 6,396,953,487 shares of common stock outstanding as of March 31, 2013.

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

In February 2010, the Company formed its new subsidiary, AlumiFuel Power International, Inc. ("AFPI"). In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. The Company also purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock. As of December 31, 2012, we owned 39,984,494 shares of AFPI common stock or 64% of the shares outstanding.

In December 2011, we formed a new wholly owned subsidiary, AlumiFuel Power Technologies, Inc. ("APTI"), but didn't begin significant operations until February 2012. APTI was formed as a separate entity to leverage the Company's hydrogen generation technology to take advantage of potential complimentary technologies.

In February 2013, the Company announced that it has signed a Term Sheet with Genport, srl of Italy, which would merge its hydrogen generation business and Genport into a new U.S. corporate entity, NovoFuel, Inc., which was formed by the Company. This term sheet will be the basis for, and the parties are moving forward toward completion of, a definitive agreement through which each party will own 50% of NovoFuel before any future financings. The merger would combine and integrate the synergistic technologies, Intellectual Property, products, revenues, engineering staffs, manufacturing operations, marketing, sales and services activities of both companies, including a new lab facility in the Philadelphia area. To that end, the Company transferred all property owned by it related to its hydrogen generation business to Novofuel in March 2013. The focus of NovoFuel would be to pursue and capture backup and portable power applications and business opportunities in the U.S., Europe, and other market areas – multi-billion dollar markets. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities

(b) Financial information about segments.

Through December 31, 2012, we operated in only one industry segment.

(c) Narrative description of business.

AlumiFuel Power Corporation is a company that during 2012 operated primarily through its subsidiaries APTI and AFPI. We are an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. Hydrogen generated by our products can fill inflatable devices such as weather balloons, feed fuel cells for portable and back-up power, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. This unique technology is based on the exothermic chemical reaction of aluminum powder and water. The Company intends to operate as much as possible utilizing path-to-market partners for each target application to help keep its overhead and infrastructure costs down.

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

In 2011, we were awarded a contract with the United States Air Force Special Operations Command to deliver a PBIS-2000 Portable Balloon Inflation System. Originally slated for delivery in late February 2012, working with the customer the Company delivered the unit in April 2012. In September 2012, received a Purchase Order/Contract from the U.S. Air Force Special Operations Command to make certain modifications to the PBIS-2000 delivered in April 2012. These modifications were made and the unit was returned to the customer in January 2013.

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

Our AlumiFuel cartridges utilize standard 32 oz aluminum drink cans and our "stuffing" is outsourced to a third party volume packager/assembler with industrial scale packaging techniques & processes. The packager is able to support all product applications and provides shipping/distribution/supply chain logistics while we control our proprietary additives. Each 32 oz cartridge generates 500 liters of hydrogen equaling approximately 100 watts of power for 16 hours in a non-toxic can that can be thrown away in any municipal dump after use.

We intend to focus or commercial activities on several “here-and-now” market driven & addressable applications:

•	Team with major path-to-market partners for each target application
•	Target early adopters of advanced hydrogen technology – government and commercial
•	Engage production partners on outsourcing basis
•	Position AlumiFuel cartridges as “razor blades” and reactors as “razors”
•	Leverage our cheaper and more efficient logistics chain vs. bulky hydrogen K-cylinders
•	Emphasize our safe “dry hydrogen” product profile

We believe our technology is different because:

•	Tomorrow’s fuel today; hydrogen generated on-demand, on-site, off-grid
°	No storage or delivery issues as with other hydrogen generation processes
°	No reformers
°	No hydrogen processors
°	No electrolysis
°	No post-production compression or storage
°	No expensive new hydrogen infrastructure required
°	Novel packaging of aluminum powder & additives into cartridges
°	Inserting cartridge and water into portable generator produces .999 pure hydrogen
•	Cost-effective total system life cycle
°	Abundant, inexpensive raw materials (aluminum + additives)
°	Low-cost production
°	Novel and efficient hydrogen generation process - no energy consumption in creating or compressing hydrogen
°	Commercially usable neutral byproducts – spent powder is recyclable
•	Environmentally friendly and safe
°	Non-toxic, impurity-free products throughout life-cycle
°	Pollution-free, safe and manageable production processes
°	Clean burn - no harmful emissions; no carbon monoxide, carbo dioxide, or sulfur compounds produced
°	Reaction initiated under ambient conditions - no external energy input required
•	Competitive advantages
°	Generates 1.2 cubic meters of hydrogen per 1kg of aluminum – 95% efficiency is 10% better than for methanol reforming
°	None of methanol’s highly toxic or inflammable qualities
°	Demonstrated gravimetric hydrogen storage capacity of 10% is equivalent to methanol without the safety/handling downsides
°	No toxic/hazardous/corrosive disposal or transportation issues with fuel (active or spent) as with other hydrogen generation technologies
°	No degradation in production of hydrogen by cartridges during lifetime storage testing
°	Very high usable energy densities – 3.2kWh/l and 3.1kWh/kg – up to 5X greater energy density than Lithium-ion batteries
•	Practical ability to engineer reactions at required scales and durations
•	Can displace current technologies/products

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

During 2010, the Company partnered with Ingenium Technologies and was awarded a U.S. Navy R&D contract for developing a novel new hydrogen fuel delivery system to power future fuel cell driven Unmanned Underwater Vehicles UUVs, with Ingenium as the prime contractor. The hydrogen generator is based on the same powerful chemical reaction currently used in the PBIS hydrogen generators. In this application, however, the hydrogen is used to power a fuel cell instead of filling a weather balloon. The prototype UUV hydrogen generator will be sized very similar to the superheated steam generator, and can be used to power a 100W fuel cell for several days. It will also demonstrate the start and stop capabilities of the system, similar to the steam generator. Our plan is to ultimately integrate these two generators as a hybrid power source on board an underwater platform to further advance AlumiFuel’s already high energy density, which we believe can equate to significant increases in range and operating time for underwater missions. The development of this technology is in the very early stages and while the Company believes its technology is uniquely suited for these operations, this is a long-term project and we do not expect any significant business opportunities in the near future. The Company believes the knowledge and expertise obtained in the development of this technology, however, will serve to showcase the Company's capabilities in hydrogen propulsion generation.

In February 2010 we formed AFPI, a Canadian corporation and our majority owned subsidiary, to be our marketing and sales arm for countries outside of North America. In July 2011, we executed a Patent Purchase Agreement through which we sold AFPI the international patent rights to certain of our intellectual property. We intend to use AFPI to leverage our already developed products and processes in markets outside of the United States. AFPI began trading on the Deutsche Börse Frankfurt First Quotation Board in 2011 under the symbol "9AP". In December 2012 the Deutsche Börse Frankfurt First Quotation Board was closed and the APTI's common stock ceased trading. The Company recently announced its intention to apply for listing on the GXG Markets First Quotation Segment, which is a new European stock exchange catering to early stage growth companies.

The Hydrogen Economy

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

In today’s pre-automotive market, hydrogen can be used to power nearly every end-use energy need. Fuel cells— which directly convert the chemical energy in hydrogen to electricity with only water and heat as byproducts—are the key to making it happen. Hydrogen-fueled Polymer Electrolyte Membrane (also called Proton Exchange Membrane or “PEM”) fuel cells are leading candidates for use in fuel cell vehicles. Although it will be a while before fuel cell vehicles reach every dealer’s showroom, PEM fuel cells are commercially available today for certain applications – most notably: backup power (1-10kW), portable power (50W – 1kW), and specialty vehicles. The largest of these near-term markets is emergency backup power, with an addressable market of $5 billion in the near term. Today’s commercially available PEM fuel cells are particularly appropriate for these applications requiring intermittent backup. This includes a wide range of communication and data control systems for which backup power is essential.

Backup power technologies currently include batteries and generators operating on diesel, propane, or gasoline. Most backup power communication and control systems use a combination of generators and batteries to provide redundancy to avoid service disruptions. Although these systems are reliable and well established, concerns with batteries and generators are encouraging customers to seek out alternatives that provide high reliability and durability at a reasonable cost. Compared to batteries, fuel cells offer longer continuous runtime and greater durability in harsh outdoor environments under a wide range of temperature conditions. With fewer moving parts, they require less maintenance than both generators and batteries. They can also be monitored remotely, reducing actual maintenance time. Compared to generators, fuel cells are quieter and have no emissions.PEM fuel cells can also offer significant cost advantages over both battery-generator systems and battery-only systems when shorter run-time capability of up to three days is sufficient. In a study for the U.S. Department of Energy, Battelle Memorial Institute analyzed lifecycle costs of emergency response radio towers, comparing fuel cells with 2 kW battery-only backup of 8 hours and 5 kW battery-generator backup of 52 hours, 72 hours, and 176 hours. On a lifecycle basis, PEM fuel cells can provide service at substantially lower total cost than current technologies (the higher cost of the 176- hour fuel cell system results from the cost of hydrogen storage tank rental).

Portable Power applications, including emergency response, man-portable soldier power, battery charger, emergency medical equipment power, outdoor mobile camera surveillance, entertainment mobile power and recreational power, represent a $3.3 billion market in the near term. As each year passes, hydrogen fuel cells capture an increasingly larger share of this market from older technologies such as fossil-fuel gensets and batteries. Moreover, novel hybrid solutions can involve a combination of fuel cells and lithium-ion batteries.

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

Research and Development

We have expensed $10,950 on direct research and development costs during the past two years including $593 and $10,357 expensed in the fiscal years ended December 31, 2012 and 2011, respectively. All of these costs were borne by us. These amounts do not include the day-to-day operating costs associated with our operations but do include expenses for laboratory supplies, design and development costs not directly related to the manufacturing process of our products.

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

Trading of our common stock is limited.

Trading of our common stock is conducted on the OTC Markets Group's OTCQB. This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

We generated only $61,134 and $2,574 in fee revenues in 2012 and 2011. While we anticipate we may generate further limited revenues from the sale of our PBIS portable balloon inflation devices and may have further R&D income from other projects in the future, any revenues generated from those sales in the fiscal year ending December 31, 2013 will not be sufficient to fund our operating needs during 2013 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders. Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments convertible into shares of our common stock, which will have a substantial dilutive effect on our stockholders. During 2012, our primary source of financing was from the issuance of convertible debt that resulted in a significant increase in our shares outstanding. This trend is expected to continue for the foreseeable future.

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

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 55% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused significant dilution to our stockholders and will continue to do so in 2013 and the foreseeable future. As of December 31, 2012, we had approximately $416,500 in convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

We intend to market our hydrogen generation products to countries outside of the United States both through our operating subsidiary AFPI and potentially through partners including our proposed transaction with Novofuel and Genport, srl. We will be subject to the risks and uncertainties inherent in doing business outside of the United States including varied governmental laws, rules and regulations as well as import and export restrictions. There is no assurance we will be successful in complying those laws, rule or regulations or that we will not inadvertently fail to comply. Failure to comply with the laws, rule and/or regulations in the various countries we intend to market our products could put us at risk for governmental actions that could inhibit our ability to transaction business in those countries. This could also expose us to significant costs for fines, tariffs, litigation, or other risks related to governmental actions.

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

AFPI is no longer listed on the Deutsche Börse Frankfurt Stock Exchange and there is not guarantee that we will be able to find another suitable exchange to list AFPI's common stock.

The Company's subsidiary AFPI was traded on the Deutsche Börse Frankfurt First Quotation Board until December 2012 under the symbol "9AP" at which time the Deutsche Börse Group closed the First Quotation board on which 9AP traded. Therefore, at present, there is no trading market for AFPI's common stock. While the Company has identified the GXG Markets as an alternative market and intends to apply for listing in the second quarter of 2013, there is no assurance that such listing will be successful and if not, that the Company can find a suitable market for listing of AFPI's common stock. As a result, the Company may no longer be able to pursue funding opportunities utilizing AFPI and the shareholders of AFPI may not ever be able to trade their common stock.

ITEM 2. PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We pay $1,200 per month for these facilities, which the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. The Company paid rent for office space and facilities of our President in West Palm Beach, Florida totaling $5,341 in 2012 but is under no lease obligations with respect to that facility.

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania. Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014. In November 2011, API vacated these premises. Terms of the lease called for the following payments: months one through three $0; months four through nine at half rent of $3,871; months ten through twelve at $7,742; months thirteen through twenty-four at $7,936; and increasing at the rate of 2.5% until the least term was to end in 2014. In addition, the Company was obligated to pay certain common area maintenance fees that were $1,886 per month in 2011. Please see legal proceedings below for more information on a judgment against API for back rent, fees and future payments on this lease.

The Company's subsidiary APTI currently leases an executive office in the Philadelphia area on a month-to-month basis for monthly rent of $217 plus associated fees.

ITEM 3. LEGAL PROCEEDINGS.

On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleges a breach of contract and event of default for API related to this lease. The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible. As of December 31, 2011, the Company had recorded $67,429 in rent expense that is included in "accounts payable, other" as of that date. The additional judgment amount totaling $360,803 was expensed as "litigation contingency" on our statements of operations at December 31, 2011 and is recorded under the same name as a liability on balance sheets and at both December 31, 2012 and 2011.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “AFPW”) may be obtained from the OTC Markets "QB" platform (“OTCQB”). The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCQB) for the Company’s common stock.

	Price
	High	Low
Fiscal year ended December 31, 2012
Quarter ended December 31, 2012	$0.0002	$0.0001
Quarter ended September 30, 2012	$0.0004	$0.0001
Quarter ended June 30, 2012	$0.0017	$0.0003
Quarter ended March 30, 2012	$0.0017	$0.0009

Fiscal year ended December 31, 2011
Quarter ended December 31, 2011	$0.009	$0.001
Quarter ended September 30, 2011	$0.003	$0.001
Quarter ended June 30, 2011	$0.013	$0.003
Quarter ended March 30, 2011	$0.013	$0.004

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of March 31, 2013, was 168 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

(c) Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2012, including options issued under our 2009 Stock Incentive Plan approved by our security holders effective May 26, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000,000	$0.08	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	20,000,000	$0.08	-0-

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2012 to December 31, 2012 we issued 90,000,000 shares of our common stock to noteholders upon conversion of $4,500 in promissory notes or $0.00005 per share.

During the three month period from October 1, 2012 to December 30, 2012 we issued 1,540,880,000 shares of our common stock upon the conversion of $77,500 in principal and $1,144 in accrued interest on our various convertible notes and debentures. In addition, $151,800 was recorded for additional derivative liability and interest expense for a total cost to the Company of $230,444 or $0.00015 per share.

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

ITEM 6. SELECTED FINANCIAL DATA.

This information is not required for Smaller Reporting Companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011.

The independent auditors’ reports on our financial statements for the years ended December 31, 2012 and 2011 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2012.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

For the fiscal year ended December 31, 2012, the financial statement sinclude the results of the Company and its subsidiaries API, HPI, AFPI, and APTI. For the fiscal year ended December 31, 2011, the financial statements include the results of the Company and its subsidiaries API, HPI as well as AFPI.

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

We have completed the design and engineering modifications necessary and begun limited production of our Portable Balloon Inflation Systems. During the year ended December 31, 2010, we sold three PBIS-1000 units. During the year ended December 31, 2011, we had $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project.

In September 2011, we received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device. This order, originally scheduled for delivery in the first quarter of 2012, was delivered in April 2012 producing revenue of $61,134. In the fourth quarter ended December 31, 2012, the U.S. Air Force returned the PBIS-2000 unit to the Company to make certain paid design improvements. The work was completed in January 2013 and the unit was returned to the Air Force at that time. Revenue from the design improvements will be recorded in the first quarter of 2013 with all costs related to the improvements in 2012 were recorded as "work in progress" on our balance sheets.

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

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2012 and 2011, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2012, during 2013 we anticipate a majority of our capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 55% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the year ended December 31, 2012, we received a net of approximately $601,000 from our financing activities, primarily from the issuance of convertible and other notes payable totaling $690,560 as well as the sale of AFPI common stock of approximately $164,000. These amounts were offset by approximately $235,000 in payments on various notes payable. This is compared to cash provided by financing activities of $679,183 in the year ended December 31, 2011 primarily from the issuance of convertible and other notes payable totaling $811,000.

In the year ended December 31, 2012, net cash used in operating activities was $598,583. This compared to net cash used in operating activities of $667,768 for same period in 2011. The 2012 amount included a $2,305,265 net loss that included approximately $1,242,250 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding. The 2011 amount included a $2,880,023 net loss that included approximately $1,164,100 in non-cash charges and credits to operating assets and liabilities primarily from non-cash stock-based compensation expense on the issuance of warrants and stock issued for services as well as the issuance of common stock below market prices upon the conversion notes or sale of stock in private placements in 2011.

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

(b) Results of Operations

The Company’s results of operations for the periods ended December 31, 2012 and 2011 reported include the consolidated operations of the Company and its subsidiaries HPI, API and AFPI with the elimination of applicable intercompany accounts.

Year ended December 31, 2012

For the year ended December 31, 2012, our total revenue was $61,234 from the sale of a PBIS-2000 prototype unit to the U.S. Air Force Strategic Operations Command. For the year ended December 31, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project. Our total operating costs and expenses were $1,220,790. Reactor production costs were $25,829 for the year ended December 31, 2012 as compared to expense of $1,897,220 with reactor production costs for the year ended December 31, 2011 of $4,151. The 2012 loss included $435,510 comprised of related party expense that included officer and key employee management fees as well as rent and bonuses paid to related parties as compared to $336,338 in the 2011 period. Product development expense was $593 for the year ended December 31, 2012 versus $10,357 for the year ended December 31, 2011 as our limited financial resources prohibited any meaningful research and development in 2012. These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products. The 2012 expense also includes $126,000 in stock based compensation primarily for costs related to the issuance of stock to consultants and the issuance of warrants to subsidiary officers and consultants 2012. Stock based compensation expense for the year ended December 31,2011 totaled 640,600 in stock based compensation primarily for costs related to the issuance of stock to consultants, the issuance of stock below market prices in private placements as well as the issuances of warrants to subsidiary officers, consultants and employees in 2011.

The balance of $658,336 and $962,299 for “other” SG&A expenses in the periods ended December 31, 2012 and December 31, 2011 was comprised of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
General and administrative	$197,952	$366,383
Legal and accounting	32,600	64,107
Professional services	191,471	190,263
Bad debt expense	8,780	3,175
Salaries	227,533	338,371
	$658,336	$962,299

The “other” SG&A expense during the year ended December 31, 2012 included a significant decrease in general and administrative expenses as well as salaries with the departure of certain laboratory employees. The “other” SG&A expense during the year ended December 31, 2011 included a significant decrease in general and administrative expenses as the Company saw a substantial decrease in professional services fees. Legal and accounting costs were lower primarily from significantly lower legal expenses in 2012.

The company recorded $(1,119,780) in “other income (expense)” during the year ended December 31, 2012 as compared to $(981,226) in the year ended December 31, 2011. This increase is primarily attributed to an increase in fair value adjustments of derivative liabilities from the increase in convertible notes issued in 2012. The amortization of convertible note discount related to the Company's convertible notes and debentures was $(503,517) in 2012 versus $(357,409) in 2011 and also increased due to the increase in convertible debt. The 2012 period saw a recovery of allowed for debt of $45,155 due to unexpected payments from FFFC. Interest expense was significantly lower in the 2012 period at $(126,966) versus $(710,077) in 2011 due to decreased interest expense on derivatives resulting from the lower conversion prices in 2012 and the resulting decrease in interest expense for the expense incurred for the difference in the conversion price versus the market price upon conversions.

Year ended December 31, 2011

For the year ended December 31, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project. For the year ended December 31, 2010, our total revenue was $58,444 from the sales of our first three PBIS-1000 production units, Reactor Cans to fuel those units, and fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project. Our total operating costs and expenses were $1,897,220. Reactor production costs were $4,151 for the year ended December 31, 2011 as compared to expense of $4,925,501 with reactor production costs for the year ended December 31, 2010 of $139,382. The 2011 loss included $336,338 comprised of related party expense that included officer and key employee management fees as well as rent and bonuses paid to related parties as compared to $411,057 in the 2010 period. Product development expense was $10,357 for the year ended December 31, 2011 versus $11,962 for the year ended December 31, 2010. These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products. The 2011 expense also includes $640,600 in stock based compensation primarily for costs related to the issuance of stock to consultants, the issuance of stock below market prices in private placements as well as the issuances of warrants to subsidiary officers, consultants and employees in 2011. Stock based compensation expense for the year ended December 31,2010 totaled $2,350,350 primarily for costs related to the issuances of warrants to subsidiary officers and consultants in 2009 and 2010 that vested during the period as well as stock options granted in the first quarter of 2010.

The balance of $962,299 and $2,010,170 for “other” SG&A expenses in the periods ended December 31, 2011 and December 31, 2010 was comprised of the following:

	Year ended December 31, 2011	Year ended December 31, 2010
General and administrative	$366,383	$386,619
Legal and accounting	64,107	139,297
Professional services	190,263	1,011,183
Bad debt expense	3,175	45,188
Salaries	338,371	427,883
	$962,299	$2,010,170

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

(c) Off-Balance sheet arrangements

During the fiscal year ended December 31, 2012, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $933,080 of debt outstanding as of December 31, 2012 including convertible debentures and notes with a face value totaling $416,500, which has been borrowed at fixed rates ranging from 6% to 8%. Of this fixed rate debt, $898,080 is due on demand or is due during the current fiscal year while $35,000 is long term debt due in 2015.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2012, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Due to the small size and limited financial resources, our corporate secretary and chief executive officer are the only individuals involved in the accounting and financial reporting. As a result, there is limited segregation of duties in the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of two individuals. This limited segregation of duties represents a material weakness. We will continue periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	77	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005
Thomas B. Olson	47	Secretary	May 2005

(c) Significant employees

Not applicable.

(d) Family relationships

None.

(e) Business experience

HENRY FONG

Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with limited business operations, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011.  Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. Since July 2010, Mr. Fong has been President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. Since June 2012, Mr. Fong has been President and a director of Greenfield Farms Food, Inc., a publicly-traded purveyor of grass-fed beef. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON

Mr. Olson has been secretary of the Company since May 2005. From March 2002 until December 2010, Mr. Olson was the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions. From June 2004 to September 2011, Mr. Olson was the Secretary of FastFunds Financial Corporation, a publicly traded company with limited business operations. Mr. Olson has been an officer of Equitex 2000, Inc., a privately held entity since its inception in 2001. Since July 2011 Mr. Olson has been Secretary of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

(b) Compensation discussion and analysis

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the years ended December 31, 2012 and 2011. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for each of the years ended December 31, 2012 and 2011. In December 2012, the Company awarded a one-time management fee to its officers totaling $100,000. As of December 31, 2012, the Company owed $276,792 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2012 and 2011, the Company recorded bonus expense of $3,510 and $6,338,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At December 31, 2012 there was $964 payable under the bonus plan.

In July 2011, agreed to issue a warrant to Mr. Cade with the condition that he agreed to cancel 15,000,000 warrants issued in 2010. Accordingly, the previously issued warrant was cancelled and a warrant to purchase a total of 15,000,000 shares of common stock was issued. This warrant vested immediately, is exercisable for a period of five years, and is exercisable at $0.01 per share. This warrant was valued at $45,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2011.

In August 2012, agreed to issue a warrant to Mr. Cade with the condition that he agreed to cancel 15,000,000 warrants issued in 2012. Accordingly, the previously issued warrant was cancelled and a warrant to purchase a total of 64,285,714 shares of common stock was issued. This warrant vested immediately, is exercisable for a period of five years, and is exercisable at $0.002 per share. This warrant was valued at $6,429 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2012.

(c)	Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2012 and 2011, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong President & Director; Principal Executive Officer & Principal Accounting Officer	2012 2011	$96,000 $96,000	$2,808 $5,070	0 0	$165,000 $90,000	$263,808 $191,070
Thomas B. Olson Secretary & Treasurer	2012 2011	$24,000 $24,000	$702 $1,268	0 0	$67,000 $42,000	$91,702 $67,268
David J. Cade President, AlumiFuel Power, Inc.	2011 2010	$200,000 $200,000	0 0	0 0	$6,429 $45,000	$206,429 $245,000

(d) Grants of plan based awards table

There were no grants made to officers in the years ended December 31, 2012 or 2011.

(e) Narrative disclosure to summary compensation table and grants

For Mr. Fong in 2012, in addition to management fees and bonus as discussed above, other compensation represents management fees to Mr. Fong from AFPI of $60,000 as well as the one-time management fee of $75,000. For 2011 the other compensation includes management fees paid by AFPI.

For Mr. Olson in 2012, in addition to management fees and bonus as discussed above, other compensation represents management fees to Mr. Olson from AFPI of $42,000 as well as the one time management fee of $25,000. For 2011 the other compensation includes management fees paid by AFPI.

For Mr. Cade in 2012, in addition to salary, other compensation represents the value, at issuance, of 64,285,714 warrants granted Mr. Cade during 2012. This amount represents their value ($0.0001) on the grant date based upon the Black-Scholes option pricing model. These warrants are exercisable at $0.002 per share, until August 1, 2017. In 2011, Other compensation represents the value, at issuance, of 15,000,000 warrants granted Mr. Cade. This amount represents their value ($0.003) on the grant date based upon the Black-Scholes option pricing model. These warrants were exercisable at $0.01 per share, the market value on the date of grant, until July 12, 2016, but have been cancelled.

(f) Outstanding equity awards at fiscal year end table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	600,000 4,500,000 3,892,500	0	0	$0.07 $0.10 $0.04	3/4/2014 10/5/2014 3/11/2015	0	$0	0	$0

(g) Option exercises and stock vested table

Not applicable.

(h) Pension benefits

Not applicable.

(i) Nonqualified defined contribution and other nonqualified deferred compensation plans

Not applicable.

(j) Potential payments upon termination or change-in-control

Not applicable.

(k) Compensation of directors

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners.

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2013 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Number of Options Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Henry Fong (3) 7315 East Peakview Ave Englewood, CO 80111	8,013,425	154,405	8,992,500	17,005,925	0.3%
Thomas B. Olson (4) 7315 East Peakview Ave Englewood, CO 80111	448,345	98,938	4,403,000	4,851,345	0.1%
David J. Cade (5) 2 Bala Plaza, Ste 300 Bala Cynwyd, PA 19004	80,500	138,462	64,285,714	64,366,214	1.0%
All Executive Officers and Directors as a Group (3 persons) (3)(4)(5)	8,542,270	391,805	77,681,214	86,223,484	1.3%

__________

(1)	As of March 31, 2013, 6,396,953,487 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred"). The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock. In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the conversion. There is a Mandatory Conversion Date of July 12, 2016. At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof. If all shares of Series B Preferred were to be converted to shares of common stock as of March 31, 2013, a total of 7,534,711,539 shares would be issued to the Company's officers and directors giving them effective control of the Company. The Series B Preferred also carries voting rights on an "as if converted" basis providing for effective control of the Company by the above named officers.
(3)	In addition to securities owned directly by Mr. Fong, these amounts also consist of: 8,013,425 common shares and 64,191 Series B Preferred shares held by a limited liability corporation in which Mr. Fong is the majority member; 29,500 shares Series B Preferred held by a corporation in which Mr. Fong has voting and dispositive powers; and 8,992,500 shares exercisable under our 2009 Stock Incentive Plan. These shares do not include any shares held by Mr. Fong's spouse of which he disclaims any beneficial ownership
(4)	In addition to securities owned directly by Mr. Olson, these amounts consist of: 300,000 common shares held by a limited liability corporation in which Mr. Olson is the sole member; 148,345 common shares held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest; 61,700 shares of Series B Preferred owned by two corporation in which Mr. Olson has voting and dispositive powers; and 4,403,000 shares exercisable under our 2009 Stock Incentive Plan
(5)	Includes a warrant to purchase up to 64,285,714 shares of common stock.

(c) Changes in control

We are not aware of any arrangements that could result in a change in control of the Company. The current officers of the Company maintain effective control of the company through their ownership of the Company's Series B Preferred stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal years ended December 31, 2012 and 2011.

Audit Fees

Fees for audit services billed in fiscal year ended December 31, 2012 totaled $12,500 and consisted of audit of the Company’s annual financial statements. Fees for audit services billed in fiscal year ended December 31, 2011 totaled $12,000 and consisted of audit of the Company’s annual financial statements. For the fiscal year ended December 31, 2012, the Company paid R.R. Hawkins & Associates International $1,875 for reviews of the Company's quarterly financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2012 or 2011 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2012 or 2011 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2012 and 2011 for products and services provided by the principal accountant, other than the services reported above.

PART IV

ITEM 15. EXHIBITS

Exhibits

2.1	Agreement and Plan of Reorganization by and between the Registrant and Inhibetex Therapeutics, Inc. dated March 24, 2005 (incorporated by reference to Exhibit No. 1 of Registrant’s Current Report on Form 8-K filed on March 29, 2005).
2.2	Articles of Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Nevada Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).
2.3	Statement of Share Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Colorado Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on May 25, 2005).
2.4	Agreement Concerning the Exchange of Securities by and among Inhibiton Therapeutics, Inc. , HPI Partners, LLC, and the Security Holders of HPI Partners, LLC dated March 4, 2009 (incorporated by reference to exhibit number 2.1 of Registrant’s Current Report on Form 8-K filed on May 11, 2009)
3.1	Amended and Restated Articles of Incorporation of Inhibiton Therapeutics, Inc (incorporated by reference to the like numbered exhibit of Registrant’s Current Report on Form 8-K filed on June 3, 2009).
3.2	Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed August 24, 2011 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on August 30, 2011)
3.3	Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed December 7, 2011 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on December 12, 2011)
3.4	Bylaws (incorporated by reference to the like numbered exhibit of Registrant’s Registration Statement on Form SB-2 filed on March 30, 2001).
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to exhibit number 3.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 19, 2011).
3.6	Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed September 12, 2012 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 12, 2012)
10.1	Cooperative Research and Development Agreement by and between Inhibetex Therapeutics, Inc. and the VA Medical Center, Tampa, Florida (incorporated by reference to exhibit number 3.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed on May 15, 2007).
10.2	License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010. (incorporated by reference to exhibit number 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 24, 2010).
14.1	Code of Ethics (filed herewith).
21.1	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 16, 2013	By: /s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2013	/s/ Henry Fong
Henry Fong
Director

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2012 and 2011	F-3

Consolidated Statement of Operations for the years ended December 31, 2012
and 2011	F-4

Consolidated Statement of Changes in Shareholders' Deficit for the years ended
December 31, 2012 and 2011	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2012
and 2011	F-7

Notes to Consolidated Financial Statements	F-8

Board of Directors

AlumiFuel Power Corporation

Denver, CO

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of AlumiFuel Power Corporation as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AlumiFuel Power Corporation as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

April 15, 2013

11301 W. Olympic Blvd. # 714

Los Angeles, CA 90064

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

	December 31,	December 31,
	2012	2011

Assets
Cash	$5,216	$2,628
Accounts receivable	—	—
Deposits	—	472
Prepaid expenses	313	—
Notes receivable (Note 5)	8,000	8,000
Work in progress (Note 1)	18,732	—
Other current assets	744	102

Total current assets	33,005	11,202

Property and equipment, less accumulated depreciation
of $5,780 (2012) and $4,016 (2011) (Note 1)	1,111	3,463
Deferred debt issuance costs (Note 3)	12,340	36,376

Total long-term assets	13,451	39,839

Total assets	$46,456	$51,041

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$336,639	$111,702
Accounts payable, other	571,424	736,935
Derivative liability, convertible notes payable (Note 3)	693,269	491,191
Notes payable, related party (Note 2)	27,207	34,637
Notes payable, other (Note 3)	489,373	153,517
Convertible notes payable, net of discount of
137,253 (2012) and 189,916 (2011) (Note 3)	244,247	51,584
Litigation contingency (Note 7)	360,803	360,803
Payroll liabilities (Note 7)	118,647	103,787
Accrued expenses (Note 7)	298,463	104,231
Dividends payable (Note 6)	45,747	12,402
Accrued interest payable:
Interest payable, convertible notes (Note 3)	69,205	46,697
Interest payable, related party notes (Note 2)	7,008	5,267
Interest payable, notes payable other (Note 3)	30,521	48,811

Total current liabilities	3,292,553	2,261,564

Capital leases (Note 7)	389	1,944
Long-term convertible notes payable net of current portion,
net of discount of $32,083 (2012) and $61,569(2011)	2,917	91,931

Total long-term liabilities	3,306	93,875

Total liablities	3,295,859	2,355,439

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2012) and 521,162 (2011) shares
issued and outstanding	404,055	521,162
Common stock, $.001 par value; 7,500,000,000 shares authorized,
4,447,727,187 (2012) and 927,629,201 (2011) shares
issued and outstanding	4,447,727	927,629
Additional paid-in capital	10,118,019	13,283,712
Accumulated deficit	(21,746,084)	(19,440,819)

Total shareholders' deficit of the Company	(6,776,283)	(4,708,316)

Non-controlling interest (Note 1)	3,526,880	2,403,918

Total shareholders' deficit	(3,249,403)	(2,304,398)

Total liabilities and shareholders' deficit	$46,456	$51,041

F-3

	2012	2011

Revenue (Note 1)
Reactor sales	$61,134
Consulting fees		$2,574
Total revenue	61,134	2,574

Cost of goods sold (Note 1)	(25,829)	(4,151)

Gross profit	35,305	(1,577)

Operating costs and expenses:
Product development expense (Note 1)	593	10,357
Selling, general and administrative expenses
Related party (Note 2)	433,510	336,338
Stock-based compensation (Note 6)	126,000	640,600
(Gain) loss on debt extinguishment (Note 1)	—	(56,247)
Depreciation (Note 1)	2,352	3,873
Other (Note 4)	658,336	962,299

Total operating costs and expenses	(1,220,790)	(1,897,220)

Loss from operations	(1,185,485)	(1,898,797)

Other income (expense)
Litigation contingency (Note 7)	—	(360,803)
Recovery of allowed for debt (Note 5)	45,155	—
Interest (expense) income, amortization
of convertible note discount (Note 3)	(503,517)	(357,409)
Interest expense (Note 3)	(126,966)	(710,077)
Fair value adjustment of derivative liabilities (Note 3)	(534,452)	447,063

	(1,119,780)	(981,226)

Loss before income taxes	(2,305,265)	(2,880,023)

Income tax provision (Note 8)	—	—

Net loss	(2,305,265)	(2,880,023)

Net loss attributable to non-controlling interest (Note 1)	55,178	76,524

Net loss attributable to Company	$(2,250,087)	$(2,803,499)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares
outstanding (Notes 1 & 6)	1,746,038,077	426,019,193

	Common Stock		Preferred Stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2010	333,259,019	$333,259	-	$-	$13,908,015	$(16,560,796)	$(27,455)	$(2,346,977)
January through March 2011, issuance of common
stock to convertible noteholders (Notes 3 & 6)	16,081,183	16,081	-	-	162,874	-	-	178,955
February 2011, issuance of common stock
for consulting agreements (Note 6)	6,000,000	6,000	-	-	294,000	-	-	300,000
February 2011, issuance of common stock
on conversion of debt (Note 3 & 6)	9,020,935	9,021	-	-	48,112	-	-	57,133
February 2011, issuance of subsidiary warrants
upon issuance of notes payable (Notes 3 & 6)	-	-	-	-	45,000	-	-	45,000
April through June 2011, issuance of common stock
to convertible noteholders (notes 3 & 6)	89,870,581	89,871	-	-	259,688	-	-	349,559
Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(2,361,374)	-	2,354,849	(6,525)
July 2011, issuance of warrants to subsidiary
officers and consultants (Note 6)	-	-	-	-	105,000	-	-	105,000
July 2011, issuance of preferred stock on
conversion of debt (Note 6)	-	-	329,662	329,662	-	-	-	329,662
July through August 2011, issuance of common stock
on conversion of debt (Note 3 & 6)	52,853,950	52,854	-	-	56,151	-	-	109,005
October through December 2011, sale of subsidiary
common stock by Parent (Note 1)	-	-	-	-	60,268	-	-	60,268
October through December 2011, issuance of common stock
to convertible noteholders (notes 3 & 6)	143,537,799	143,537	-	-	429,577	-	-	573,114
October through December 2011, issuance of common stock
on conversion of debt (Note 3 & 6)	197,005,734	197,006	-	-	130,801	-	-	327,807
November 2011, issuance of preferred stock on
conversion of debt (Note 6)	-	-	191,500	191,500	-	-	-	191,500
December 2011, issuance of warrants to subsidiary
employees (Note 6)	-	-	-	-	16,000	-	-	16,000
December 2011, issuance of common stock in
private placement (Note 6)	80,000,000	80,000	-	-	129,600	-	-	209,600
Net loss	-	-	-	-	-	(2,880,023)	76,524	(2,803,499)
Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	$13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2011	927,629,201	$927,629	521,162	$521,162	13,283,712	$(19,440,819)	$2,403,918	$(2,304,398)
January 2012, issuance of convertible
notes (Note 3)	-	-	-	-	4,167	-	-	4,167
January through December 2012, issuance of
common stock in private placements (Note 6)	70,000,000	70,000	-	-	1,000	-	-	71,000
January through December 2012, issuance of common stock
to convertible noteholders (Notes 3 & 6)	3,353,204,766	3,353,205	-	-	(2,147,603)	-	-	1,205,602
January through December 2012, issuance of common stock
on conversion of debt (Notes 3 & 6)	66,300,000	66,300	-	-	25,260	-	-	91,560
January through December 2012, redemption of
preferred stock (Note 6)	-	-	(110,857)	(110,857)	-	-	-	(110,857)
January through December 2012, dividends on Series B
Preferred Stock (Note 6)	-	-	-	-	(33,344)	-	-	(33,344)
January through December 2012, changes in ownership of
subsidiary common stock by Parent (Note 1)	-	-	-	-	163,758	-	-	163,758
January through December 2012, issuance of common stock
on preferred stock conversion (Note 6)	10,593,220	10,593	(6,250)	(6,250)	(4,343)	-	-	(0)
January through December 2012, issuance of common stock
for services (Note 6)	20,000,000	20,000	-	-	-	-	-	20,000
January through December 2012, issuance of warrants to
purchase common stock (Note 6)	-	-	-	-	40,000	-	-	40,000
Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(1,214,587)	-	1,067,784	(146,803)
Net loss	-	-	-	-	-	(2,305,265)	55,178	(2,250,087)
Balance at December 31, 2012	4,447,727,187	$4,447,727	404,055	$404,055	$10,118,019	$(21,746,084)	$3,526,880	$(3,249,403)

F-6

	2012	2011

Cash flows from operating activities:
Net loss	$(2,305,265)	$(2,880,023)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 6)	58,410	45,000
Stock based compensation (Note 6)	126,000	640,600
Debt issuance costs (Note 3)	45,536	54,612
Beneficial conversion feature (Note 3)	—	506,699
(Recovery of) allowance for bad debt (Note 5)	(36,375)	—
Disposal of property (Note 1)	—	2,238
Depreciation and amortization	2,352	3,873
(Decrease) increase in derivative liability (Note 3)	534,436	(446,327)
Amortization of discount on debentures payable (Note 3)	503,517	357,409
Change in non-controlling interest (Note 1)	8,376
Changes in operating assets and liabilities:
Accounts and other receivables	35,733	(8,102)
Work in progress	(18,732)	—
Prepaid expenses and other assets	159	117
Accounts payable and accrued expenses	210,529	892,513
Related party payables (Note 2)	224,937	34,819
Dividends payable (Note 6)	45,747	—
Interest payable	(33,943)	108,804
Net cash used in operating activities	(598,583)	(687,768)

Cash flows from investing activities:
Purchase of equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible notes (Note 3)	229,000	152,500
Proceeds from notes payable, related (Note 2)	52,970	308,485
Proceeds from notes payable, other (Note 3)	408,590	350,075
Proceeds from sales of common stock (Note 6)	5,000	40,000
Prodeeds from sales of subsidiary equity (Notes 1 & 6)	163,758	20,000
Prodeeds from sales of Subsidiary common stock by parent (Notes 1 & 6)	—	60,268
Payments under capital leases (Note 7)	(1,555)	(1,592)
Payments on notes payable (Note 3)	(63,835)	(122,166)
Payments on notes payable, related (Note 2)	(60,400)	(118,387)
Payments to placement agents (Note 3)	(21,500)	(10,000)
Payments on redemption of preferred stock (Note 6)	(110,857)	—
Net cash provided by financing activities	601,171	679,183

Net change in cash and cash equivalents	2,588	(8,585)

Cash and cash equivalents:
Beginning of period	2,628	11,213

End of period	$5,216	$2,628

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$8,555	$35,895

Noncash financing transactions:
Notes and interest payable converted to stock	$489,194	$687,550
Notes and interest payable converted to stock, related	$—	$—
Accrued expenses converted to preferred stock	$—	$138,462
Accounts payable related converted to preferred stock	$—	$195,000
Notes payable related converted to preferred stock	$1,118,538	$187,700

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc. The Company operates primarily through its subsidiaries, AlumiFuel Power, Inc., a Colorado corporation ("API"), AlumiFuel Power Technologies, Inc., a Colorado corporation ("APTI") and AlumiFuel Power International, Inc. ("AFPI"), a Canadian corporation. The Company is a an early production stage alternative energy company producing products that generate hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources. Our hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. AFPI was formed as the international marketing arm of the Company.

The financial statements contained herein for the years ended December 31, 2012 and 2011 comprise the consolidated financial statement of the Company and its subsidiaries API, APTI, AFPI, and HPI Partners, LLC ("HPI").

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date. As of December 31, 2011, AFPI had issued a total of 13,911,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and stock issued to officers and directors in exchange for fees. As a result, the total number of AFPI shares outstanding at December 31, 2011 and December 31, 2012 was 62,411,864.

During the year ended December 31, 2011, AFPI sold 133,333 shares of its common stock in private placements in exchange for $20,000. AFPI also issued 500,000 shares to a consultant valued at $50,000 in 2011. The Company sold a total of 139,135 shares of its AFPI on the Deutsche Börse for total proceeds of $60,268, which is reflected on the statements of changes in stockholders' deficit. As a result, the Company owned 47,360,865 shares of AFPI common stock at December 31, 2011.

During the year ended December 31, 2012, the Company sold a total of 8,373,271 shares of AFPI in both private and public transactions for total proceeds of Euro 131,461 or approximately $171,997 and recorded expense on the transfer of 20,048 shares to consultants for fees valued at $7,516, which is reflected on the statements of changes in stockholders' deficit. In addition, the Company purchased 1,016,978 shares at a cost of $106,001. As a result, the Company owned 39,984,494 shares of AFPI common stock at December 31, 2012. We maintain a custody account for our cash and securities in Germany that had a cash balance of $245 at December 31, 2012 and is reflected as Cash on our balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded. The Company is planning to apply for listing on the GXG Markets during the early part of the second quarter 2013. The Company's application will seek admission to the GXG Markets' First Quote segment, which is the new European stock exchange catering to early stage growth companies.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at December 31, 2012 and 2011 as intercompany accounts. At December 31, 2012 there were 22,427,370 shares held by shareholders other than the Company representing 35.9% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $3,526,880 based on AFPI's outstanding total equity of $9,814,756 at December 31, 2012. In addition, $55,177 in the net loss of AFPI of $153,552 for the year ended December 31, 2012 has been attributed to the non-controlling interest of those stockholders. At December 31, 2011 there were 15,050,99 held by shareholders other than the Company representing 24.1% of the outstanding common shares of AFPI as of that date. That represented a non-controlling interest in AFPI that totaled $2,403,918 based on AFPI's outstanding total equity of $9,968,308 at December 31, 2011. In addition, $76,524 in the net loss of AFPI for the year ended December 31, 2011 has been attributed to the non-controlling interest of those stockholders.

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history. The Company’s future success will be dependent upon its ability to market its products including its portable balloon inflation devices including the PBIS-1000 (of which the Company sold three units in 2010) and the PBIS-2000 (of which the Company delivered one unit to the U.S. Air Force in 2012, which unit the Air Force returned to the Company in the fourth quarter of 2012 to make certain paid improvements).

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

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HPI, API, APTI and AFPI. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2012 and 2011 were $-0-.

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

Office equipment, furniture and vehicles 5 years

Computer hardware and software 3 years

Leasehold improvements 7 years

The Company's property and equipment consisted of the following at December 31, 2012 and 2011:

	Cost		Accumulated Depreciation		Balance
	2012	2011	2012	2011	2012	2011
Equipment	$5,799	$5,799	$5,220	$3,204	$2,595	$2,595
Furniture	1,680	1,680	1,148	812	868	868

Total	$7,479	$7,479	$6,368	$4,016	$1,111	$3,463

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

Investment Securities

The Company accounts for its ownership of the common stock of FastFunds Financial Corporation ("FFFC") in accordance with APB Opinion No. 18 (APB 18), The Equity Method of Accounting for Investments in Common Stock, which provides that the equity method of accounting should be used by an investor whose investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds less than a majority of the voting stock. Because the Company owned approximately 34% of FFFC's common stock in 2011, but not a majority of the shares, the Company has the ability to exercise significant control over FFFC's operations. Under the equity method, the investment account is adjusted quarterly to recognize the Company's share of the income or losses of FastFunds. Accordingly, since FastFunds has recorded significant net losses in each of its last two fiscal years, the investment has been written down and remains at zero.

Research and Development

Research and development costs are expensed as incurred. In each of the years ended December 31, 2011 and 2011, the Company incurred $593 and $10,357 in direct research and development costs, identified as "product development expense" on our statements of operations. Of this amount, $0 and $937 were laboratory equipment and supplies for the years ended December 31, 2012 and 2011, respectively. These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Financial Instruments

At December 31, 2012 and 2011, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2012 and 2011, as the impact of the potential common shares, which totaled approximately 7,052,758,000 (December 31, 2012) and 579,869,000 (December 31, 2011), would be anti-dilutive, but not decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2012 and 2010 is equal to basic loss per share.

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

During the fiscal year ended December 31, 2012 the Company recorded revenue totaling $61,134 an order from the U.S. Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device. In the fourth quarter ended December 31, 2012, the U.S. Air Force returned the PBIS-2000 unit to the Company to make certain paid design improvements. The work was completed in the first quarter of 2013 and the unit was returned to the Air Force at that time. Expenditures made during the fourth quarter of 2013 on this project is reflected as "Work in progress" on our balance sheets and will be offset against the revenue received in the first quarter of 2013.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, “Derivatives and Hedging”, formerly known as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2012 and 2011. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for the years ended December 31, 2012 and 2011. In December 2012, the Company awarded a one-time management fee to its officers totaling $100,000. As of December 31, 2012 and 2011, the Company owed $276,792 and $49,192, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2012 and 2011, the Company recorded $3,510 and $6,338,respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At December 31, 2012 and 2011, respectively, there was $964 and $6,174 payable under the bonus plan.

In 2011 API, and in 2012 APTI, paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the years ended December 31, 2011 and 2011, these management fees totaled $78,000. As of December 31, 2012 and 2011, the Company owed $33,319 and $39,065 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,200 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $14,400 for each of the years ended December 31, 2011 and 2010, respectively. A total of $0 and $550 in rent expense was accrued but unpaid at December 31, 2012 and 2011.

Accounts payable to related parties consisted of the following at December 31, 2012 and 2011:

	2012	2011
Management fees and related expenses payable to officers	$313,611	$88,257

Bonus payable to officers	984	6,174

Rent payable to affiliate of officers	-	550

Accrued other expenses payable to officers	22,044	16,721

Total accounts payable, related party	$336,639	$111,702

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time including $34,300 loaned during the year ended December 31, 2011 and $2,200 loaned during the year ended December 31, 2012. The notes bear an interest rate of 8% per annum and are due on demand. During the year ended December 31, 2011, $35,163 in principal and $1,026 in accrued interest was paid on these notes leaving $854 in principal and $6 in accrued interest due at December 31, 2011. During the year ended December 31, 2012, $3,055 in principal and $116 in accrued interest was paid on these notes leaving no balance due at December 31, 2012.

Prior to the year ended December 31, 2011, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand of which $1,511 was outstanding at the end of 2010. No further loans or payments were made during the years ended December 31, 2012 or 2011 leaving a principal balance of $1,512 in both years with accrued interest of $245 and $123 payable at December 31, 2012 and 2011, respectively.

From time to time, the Company has issued promissory notes to a company owned by its president which at December 31, 2010 had a balance due of $17,345. The notes bear an interest rate of 8% per annum and are due on demand. An additional $92,500 was loaned by the company during 2011. During the year ended December 31, 2011, $31,728 in principal and $2,472 in interest was repaid on these notes. In addition, $78,000 of these notes were converted to $78,000 of our Series B Preferred Stock in July 2011 as explained more fully in Note 6 Capital Stock below. Accordingly as of December 31, 2011, $118 in principal and $1 in accrued interest was payable on these notes. During the year ended December 31, 2012, an additional $18,550 was loaned and a total of $18,365 in principal and $185 in interest leaving balances due of $302 in principal and $7 in interest.

The Company has executed two promissory notes with a company affiliated with a Company’s officer. These notes carry an interest rate of 8% per annum and are due on demand. As of December 31, 2010, $1,800 in principal was payable on these notes. During the year ended December 31, 2011, and additional $40,135 in notes was issued to this company. In July 2011, $41,000 of the amount due was converted to $41,000 of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below. This left a balance due at December 31, 2011 of $935 in principal and $339 in accrued interest payable. During the year ended December 31, 2012, an additional $4,500 was loaned and no principal or interest was repaid leaving balances due at that date of $5,435 in principal and $628 in interest.

At December 31, 2010, the Company owed $2,165 in principal and $108 in accrued on a promissory note issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand. There were no further transactions with this partnership during the years ended December 31, 2012 or 2011 leaving $2,165 in principal payable in both years along with $456 and $282 in accrued interest payable, respectively.

Prior to 2011, the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000. This note carries and interest rate of 8% per annum and is due on demand. There have been no payments of principal or interest on this note. At the years ended December 31, 2012 and 2011, $5,000 in principal with $1,489 and $1,087, respectively, in accrued interest remained outstanding on this note.

During the year ended December 31, 2011, the Company borrowed $10,700 from a Corporation owned by its Secretary. During the year ended December 31, 2012, an additional $9,770 was loaned. These notes carried an interest rate of 8% per annum and were due on demand. All of the respective notes were repaid in the years issued with $4 in accrued interest paid in 2011 and $6 in accrued interest paid during 2012.

From time to time, a company owned by the Company's officers has loaned the Company funds that at December 31, 2010 totaled $201 in principal. These notes are due on demand and carry an interest rate of 8%. During the year ended December 31, 2011, an additional $6,500 was loaned. During the year ended December 31, 2011, $5,433 in principal and $128 in interest was paid on the notes leaving a principal balance of $1,268 and accrued interest payable of $26 as of that date. During the year ended December 31, 2012, an additional $15,950 was loaned and $17,218 in principal with $269 in interest was repaid leaving no amounts due at year end.

As of December 31, 2010, the company owed a corporation affiliated with the Company's officers $19,800. During the year ended December 31, 2011, an additional $28,600 was loaned to the Company. All of the loans are due on demand and carry and interest rate of 8% per annum. During the year ended December 31, 2011, $28,817 in principal and $2,933 in interest was repaid on these notes leaving a principal balance of $19,583 and accrued interest payable of $527 at that date. During the year ended December 31, 2012, $9,993 in principal and $607 in interest was repaid on these notes leaving balances due of $9,590 in principal and $1,050 in interest due at that date.

During the year ended December 31, 2011, the Company borrowed $20,700 from a company affiliated with a Company officer. In July 2011, the entire $20,700 of these notes was converted to $20,700 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below. There was no principal balance but accrued interest of $536 outstanding at December 31, 2011.

During the year ended December 31, 2011, the Company borrowed $29,850 from a company affiliated with the Company's officers. In July 2011, $29,500 of these notes was converted to $29,500 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below. The principal balance of $350 along with accrued interest of $279 and $251 remained outstanding at December 31, 2012 and 2011, respectively.

As of December 31, 2010, the Company had borrowed $29,616 from a third party who became an affiliate of the Company's president during the fourth quarter of 2011. These notes are due on demand and bear interest at 8% per annum. During the year ended December 31, 2011, an additional $24,300 was loaned under the same terms. During the year ended December 31, 2011, $4,147 in principal and $2,553 in accrued interest was repaid on these notes leaving a principal balance due of $2,853 with accrued interest payable of $25 as of that date. In addition, in 2011 prior to becoming an affiliate of the Company, $25,300 in principal on these notes was sold to unaffiliated third parties and converted to common stock of the Corporation. Please see note Note 6 Capital Stock below for further information on these transactions. During the year ended December 31, 2012, no further transactions took place leaving $2,853 in principal and $255 in interest due at that date.

During the year ended December 31, 2010, the Company borrowed $25,000 from a third party corporation that became an affiliate of the Company's president during the fourth quarter of 2011. These notes are due on demand and bear interest at 8% per annum. During the year ended December 31, 2011, an additional $18,500 was loaned under the same terms. In the March and July 2011 a total of $25,000 of these notes was sold to a unaffiliated third parties and converted to common stock of the Corporation. Please see note Note 6 Capital Stock below for further information on these transactions. In addition, in November 2011 the $18,500 principal balance on these notes was converted to $18,500 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below. As of December 31, 2012 and 2011, $1,829 in accrued interest remained payable on these notes.

During the year ended December 31, 2011, a company affiliated with the Company's officers loaned the Company $20,700. In July 2011 the $20,700 principal balance on these notes was converted to $20,700 shares of our Series B Preferred Stock as explained more fully in Note 6 Capital Stock below leaving interest payable of $535.

HPI Partners, LLC

In periods prior to December 31, 2010, HPI received loans from Company officers or their affiliates that were repaid in prior periods. Accrued interest due totaling $235 remained unpaid on these paid notes as of both December 31, 2012 and 2011.

Notes and interest payable to related parties consisted of the following at December 31, 2012 and 2011:

	2012	2011
Notes payable to officers; interest at 8% and due on demand	$1,512	$854

Notes payable to affiliates of Company officers; interest at 8% and due on demand	25,695	33,783

Notes payable, related party	27,207	34,637

Interest payable related party	7,008	5,267

Total principal and interest payable, related party	$34,215	$39,904

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to an unaffiliated trust which totaled $78,999 at December 31, 2010. During the year ended December 31, 2011, the trust loaned an additional $25,525. All notes bear an interest rate of 8% and are due on demand. During the year ended December 31, 2011, the trust converted $58,349 in principal to 32,867,089 shares of our common stock. In addition, during the year ended December 31, 2011, the trust sold $33,150 in principal on these notes to unaffiliated third parties and converted to common stock of the Company. Of the balance due, the Company repaid $3,240 in principal and $11,720 in interest on these notes. As of December 31, 2011, $9,785 in principal with $110 in accrued interest remained outstanding on all notes payable to the trust. During the year ended December 31, 2012, and additional $376,150 in principal was loaned by the trust and a total of $3,835 in principal and $915 in interest was repaid in cash. In addition, during the year ended December 31, 2012, the trust sold $227,250 in principal on these notes to unaffiliated third parties that were converted to common stock of the Company. Please see note Note 6 Capital Stock below for further information on the note conversion transactions. As of December 31, 2012, $154,850 in principal and $9,301 in interest remained unpaid on these notes.

As of December 31, 2010, $16,558 in principal was outstanding on a demand promissory note from an unaffiliated third party with interest payable at 8%. During the year ended December 31, 2011, an additional $48,050 was loaned under the same terms while $30,500 was loaned at an interest rate of 8% with a term of six months and convertible at $0.01. During the year ended December 31, 2011, $8,926 in principal and $3,074 in accrued interest was repaid on these notes. In addition, a total of $53,450 in principal on these notes was sold in various transactions to unaffiliated third parties and converted to common stock of the Company. Please see note Note 6 Capital Stock below for further information on these transactions. Following these transactions there was a principal balance due of $32,732 along with $334 in interest due at December 31, 2011. During the year ended December 31, 2012, no further transactions occurred leaving a principal balance of $32,732 with interest due of $2,962 as of that date.

In December 2011, an unaffiliated third party loaned the Company $26,000. This note is due on demand and bears interest at 8% per annum. The entire principal balance of $26,000 and accrued interest of $52 remained outstanding at December 31, 2011. In the year ended December 31, 2012, a total of $118,351 in debt due this party from our affiliate API was converted to two promissory notes of the Company under the same terms. As a result of these transactions there was $144,351 in principal and $3,325 in interest payable at December 31, 2012.

During the year ended December 31, 2012, the Company borrowed a total of $26,440 from an unaffiliated third party. These notes carried interest rates of 60% for $13,000 and 36% for $13,440 of the principal balance. The $13,000 note was due on April 1, 2012 on November 1, 2012 the terms of the note were changed to make it convertible at market at which time the interest rate was lowered to 8%. The $13,440 loan is due upon receipt of payment by the U.S. Air Force on the design improvements being made to the PBIS-2000 unit shipped during 2012. In addition, in November 2012, the Company purchased 1,000,000 shares of AFPI stock from this entity and issued them a promissory note of $100,000 in payment. This note is due in November 2013 and carries an interest rate of 8%. Interest payments of $806 were made during the year ended December 31, 2012 on these notes. As a result of these transactions, the principal balance on these notes was $126,440 with interest payable of $6,920 at December 31, 2012.

During the year ended December 31, 2012, the Company borrowed $6,000 from an unaffiliated third party. This note carries interest at a rate of 8% and is due on demand. No principal or interest was repaid on this note during the year ended December 31, 2012 leaving a principal balance of $6,000 and interest payable of $467 as of that date.

In years previous to 2011, the Company borrowed $20,000 from an unaffiliated third party. This note was due on demand and carried interest rate of 8% per annum. The entire principal balance of this note was repaid at June 30, 2010 with accrued interest payable balance of $57 due as of December 31, 2011 and 2010.

Many of the Company's notes issued to unaffiliated third parties contain provisions allowing them to be converted to common stock of the Company at market price on the date of conversion.

AlumiFuel Power, Inc.

In November and December 2011, API issued three promissory notes payable to an unaffiliated third party for a total of $60,000 in accounts receivable financing. These notes were due on or before April 1, 2011 and accrued loan funding and administration fees equal to $20 per $1,000 loaned, which equates to an effective interest rate of 24% per annum, are payable monthly. This loan is to be repaid from proceeds received on accounts receivable related to the sale of the Company's PBIS-2000 portable balloon inflation system and related AlumiFuel cartridge sales to the United State Air Force. A total of $600 in funding and administration fees were paid during the quarter ended December 31, 2011. As of December 31, 2011, the entire principal balance on this note of $60,000 along with $1,050 in unpaid administration fees were due and payable. During the year ended December 31, 2012 the entire principal balance of these loans was repaid along with $5,400 in accrued interest leaving no principal balance due and interest payable of $1,050.

AlumiFuel Power International, Inc.

In September 2010, the Company issued a promissory note totaling $100,000 to an unaffiliated third party. This note was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum. As of December 31, 2010, the entire principal balance of this note remained unpaid with accrued interest due of $3,033. This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of 2% per month, an effective interest rate of 48% per annum, became payable. In the fourth quarter of 2011, the entire balance of this note was sold to two unaffiliated third parties and of that amount $90,000 was converted to common stock of the Company. Please see note Note 6 Capital Stock below for further information on these transactions. During the year ended December 31, 2011, the Company accrued interest and fees totaling $39,867 prior to the note sale with payments made to the outstanding fees of $25,222 leaving total fees due of $17,678 as of December 31, 2011 that was changed to a derivative convertible note in January 2012. The remaining balances due on this note are derivative convertible notes as explained more fully under the section "AlumiFuel Power Corporation Convertible Promissory Notes" below.

In September 2010, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. This note was due the earlier of 90 days from its issuance or upon the Company receiving proceeds from its planned European financing and carried an interest rate of 12% per annum. As of December 31, 2010, the entire principal balance of this note remained unpaid with accrued interest due of $1,549. This note was not paid on its due date and as a result a default interest rate of 2% per month plus an administrative fee of 2% per month, an effective interest rate of 48% per annum, became payable. In the fourth quarter of 2011, the entire balance of this note was sold to an unaffiliated third party and the entire $50,000 balance due on this note is now a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below. During the year ended December 31, 2011, the Company accrued interest and fees totaling $22,000 prior to the note sale with no payments made to the outstanding fees leaving total fees due of $23,549 as of that date.

In February 2011, the above noteholder loaned the Company an additional $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the nine months ended September 30, 2011 leaving a balance due on this note of $25,000 at September 30, 2011 with interest due of $2,054. In December 31, 2011, the $25,000 balance on this note was sold with the above note to the same unaffiliated third party becoming a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below. As of December 31, 2011 there was $2,556 in accrued interest payable for the period prior to the note sale.

In January 2012, the Company converted $26,100 of the above fees from the September 2010 and February 2011 notes to a convertible promissory note as explained more fully under the section "Convertible Promissory Notes" below leaving total interest due on these notes of $5.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the nine month period ended September 30, 2011. As of December 31, 2011 there was a balance due on this note of $25,000 at with interest payable of $2,778. No further payments were made in 2012 leaving a balance due at December 31, 2012 of $25,000 with accrued interest payable of $5,787

HPI Partners, LLC

In periods prior to 2011, the Company issued various a notes payable to unaffiliated third parties through HPI. These notes were also repaid in the periods prior to December 31, 2011 leaving interest payable of $647 at December 31, 2012 and 2011.

Notes and interest payable to others consisted of the following at December 31, 2012 and 2011:

	2012	2011
Notes payable, non-affiliates; interest at 8% and due on demand	$489,373	$153,517

Interest payable, non-affiliates	30,521	48,811

Total principal and interest payable, other	$519,894	$202,328

AlumiFuel Power Corporation Convertible Promissory Notes

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

Convertible Notes and Debentures with Embedded Derivatives:

From time-to-time, we issue convertible promissory notes and debentures with conversion features that we have determined represent an embedded derivative as they are convertible into a variable number of shares upon conversion. Accordingly, these notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted for separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the notes in the period in which they are issued. Such discount is capitalized and amortized over the life of the notes. The change in the fair value of the liability for derivative contracts is credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the corresponding notes are stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which is recorded using the residual proceeds to the conversion option attributed to the debt.

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). We received net proceeds from the Debentures of $363,190 after debt issuance costs of $71,810 paid to the placement agent. Additionally, the placement agent received a one-time issuance of 900,000 shares of our $0.001 par value common stock valued at $117,000 or $0.13 per share, the market price for our common stock on the date of issuance.

Among other terms of the offering, the Debentures were originally due in January 2013, but have been extended to December 31, 2013 (the “Maturity Date”), unless prepayment of the Debentures is required in certain events, as called for in the agreements. The Debentures are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Debentures provide for adjustments in the case of certain corporate actions.

Each Debenture bears interest, in arrears, at six percent (6%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price with a default interest rate of eighteen percent (18%) per annum. The Company may redeem the Debentures for an amount now equal to 131%.

Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the debentures. In addition, if the closing bid price of the Common Stock is below $0.05 on three (3) consecutive trading days, then the Company shall seek to implement a reverse stock split in a ratio of at least one-for-five. On March 10, 2010, the Company was notified by the placement agent that the closing bid price of the Common Stock was below $0.05 on three (3) consecutive trading days and made demand under the agreement that the Company seek shareholder approval for a reverse stock split. As of the filing of this report the Company has approved, but not completed, a reverse stock split.

The debt issuance costs of $188,810 are being amortized over the three year term of the Debentures or such shorter period as the debentures may be outstanding. Accordingly, as the debentures are converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2012, $188,080 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

The fair value of the Debentures were calculated at issue date utilizing the following assumptions:

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

As of December 31, 2010, the total face value of the Debentures outstanding was $295,000 following conversions during that year.

During the year ended December 31, 2011, a total of $285,000 in total face value of the remaining $295,000 in debentures was assigned from the original purchasers to an unaffiliated institutional investor with no changes in the terms or conditions. Additionally, a total face value of $50,000 of the assigned debentures were purchased by a two third party unaffiliated investors.

During the year ended December 31, 2011, the debenture holders converted an additional $141,500 in face value of the debentures and $4,625 in accrued interest to 120,679,224 shares of our common stock, or $0.0012 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $163,515 and as of December 31, 2011, the total face value of the Debentures outstanding was $153,500.

During the year ended December 31, 2012, the debenture holders converted a total of $106,500 in face value of the debentures to 486,333,333 shares of our common stock, or $0.00022 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $143,929 and as of December 31, 2012, the total face value of the Debentures outstanding was $47,000.

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to December 31, 2012, the Company has recorded an expense and decreased the previously recorded liabilities by $443,524 resulting in a derivative liability balance of $62,667 at December 31, 2012.

The fair value of the Debentures was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$62,667	3 years	$0.000075	276%	0.25%

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

March 2011 Convertible Notes

In March 2011, three holders of certain demand promissory notes issued by the Company totaling $54,116 sold them to an unaffiliated third party investor. As part of this transaction, the Company agreed to re-issue new one-year convertible notes to the new holder (the "March 2011 Notes"). These notes in the amounts of $21,616, $16,500 and $16,000 were to mature in March 2012, carry an interest rate of 12% and were convertible into shares of our common stock at a 50% discount to the lowest trading price in the three days prior to conversion. The Company may prepay the notes at any time they remain outstanding at 150% of the outstanding principal balance, however, the holder may convert the notes to stock within three days of such notice.

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

Among other terms, the 2011 Convertible Notes were due nine months from issuance and were convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. The outstanding principal balance the 2011 Convertible Notes carried an interest rate of 8% per annum, payable in cash or shares of our common stock at the Conversion Price.

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

During the three month period ended December 31, 2011, the note holders converted $35,000 in face value and $1,400 in accrued interest of the 2011 Convertible Notes to 40,969,697 shares of our common stock, or $0.0009 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $111,364 for the converted notes and as of December 31, 2011, and the total face value of the 2011 Convertible Notes outstanding was $117,500.

During the year ended December 31, 2012, the note holders converted the entire remaining balance of $117,500 in face value and $3,300 in accrued interest to 478,043,745 shares of our common stock, or $0.0003 per share. As a result of these transactions, the entire derivative liability of $235,682 for the converted notes was extinguished as of December 31, 2012.

Converted AFPI Notes

In November and December 2011, two holders of certain demand promissory notes issued by AFPI totaling $125,000 sold them to an unaffiliated third party investor. As part of this transaction, the Company agreed to amend the terms of the convertible notes for the new holder (the "Converted AFPI Notes"). These notes in the amounts of $50,000, $50,000 and $25,000 were past due, had an effective interest rate of 48% in the case of the two $50,000 notes, and 12% in the case of the $25,000 note. We agreed to allow conversion of the Converted AFPI Notes into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion. The principal balance on these notes was $85,000 at December 31, 2011. In addition, in January 2012, we agreed to convert $22,500 in accrued interest on these notes to a convertible note with the same conversion terms, interest at a rate of 8% and due in 12 months.

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

During the year ended December 31, 2012, the note holders converted $107,500 face value and $1,144 in interest payable on the notes to 609,151,021 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $210,574 for the converted notes and as of December 31, 2012, and the total face value of the Converted AFPI Notes outstanding was $0.

November 2011 Note

In November 2011, a holder of debt issued by AFPI totaling $52,000 sold that debt to an unaffiliated third party investor. As part of this transaction, the Company agreed to amend the terms of the debt for the new holder in the form of an amended promissory note (the "November 2011 Note"). The November 2011 Note matured in November 2012, carries an interest rate of 12% and is convertible into shares of our common stock at a 50% discount to the lowest trading price in the three days prior to conversion. The Company may prepay the notes at any time they remain outstanding at 150% of the outstanding principal balance, however, the holder may convert the notes to stock within three days of such notice.

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

During the year ended December 31, 2012, the note holders converted the entire $39,000 face value of the notes to 73,666,667 shares of our common stock, or $0.0005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,714 for these notes and as of December 31, 2012, the total face value of the Debentures outstanding was $-0-.

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

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at December 31, 2012.

The fair value of the convertible note was calculated at September 30, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	6 months	$0.00005	263%	0.16%

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

Debt issuance costs totaling $11,500 are being amortized over the three year term of the Sept Debenture or such shorter period as the Sept Debenture may be outstanding. Accordingly, as the Sept Debenture is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2012, $958 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Sept Debenture resulted in an initial debt discount of $35,000 and an initial loss on the valuation of derivative liabilities of $35,000 for a derivative liability balance of $70,000 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/27/12	$70,000	3 years	$0.00005	$0.0002	271%	0.33%

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2012, the Company recorded no adjustment to the the previously recorded liabilities resulting in a derivative liability balance of $70,000 at December 31, 2012.

The fair value of the convertible note was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$70,000	3 years	$0.00005	276%	0.25%

October 2012 Convertible Notes

In October 2012 we issued $10,000 of 8% unsecured convertible debenture with a private investor at which time the investor also purchased $50,000 in existing notes from one of our third party note holders (together the “October Notes”).

Among other terms of the offering, the October Notes are due in October 2013 (the “Maturity Date”), unless prepayment is required in certain events, as called for in the agreements. The October Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion. In addition, the October Notes provides for adjustments in the case of certain corporate actions.

The October Notes bear interest at eight percent (8%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price with a default interest rate of eighteen to twenty-two percent (18%-22%) per annum. The Company may redeem the October Notes for an amount equal to 140% within 180 days of issuance. Further terms call for the Company to maintain sufficient authorized shares reserved for issuance under the agreement equal to 300% of the number of shares issuable upon conversion of the October Notes.

Debt issuance costs totaling $1,000 are being amortized over the three year term of the October Notes or such shorter period as the October Notes may be outstanding. Accordingly, as the October Notes is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of December 31, 2012, $208 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the October Notes resulted in an initial debt discount of $60,000 and an initial loss on the valuation of derivative liabilities of $60,000 for a derivative liability balance of $120,000 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

10/12/12	$50,000	1 year	$0.00005	$0.0002	236%	0.18%
10/17/12	$10,000	1 year	$0.00005	$0.0002	236%	0.18%

During the year ended December 31, 2012, the debenture holders converted a total of $32,500 in face value of the debentures to 650,000,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $65,000 and as of December 31, 2012, the total face value of the Debentures outstanding was $27,500.

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to December 31, 2012, the Company has recorded an expense and decreased the previously recorded liabilities by $0 resulting in a derivative liability balance of $55,000 at December 31, 2012.

The fair value of the Debentures was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$55,000	1 year	$0.00005	263%	0.16%

October/November Convertible Notes

In October and November 2012 a private investor purchased a total of $139,600 in existing notes from one of our third party note holders (together the “October/November Notes”). The notes were amended to include a maturity date that is nine months from the amendment date or July/August 2013 and have an 8% interest rate.

The October/November Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% ($124,300) and 45% ($15,300) of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The October/November Notes bear interest, in arrears, at eight percent (8%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price.

The beneficial conversion feature (an embedded derivative) included in the October/November Notes resulted in an initial debt discount of $139,600 and an initial loss on the valuation of derivative liabilities of $143,000 for a derivative liability balance of $282,600 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

10/11/12	$13,000	9 months	$0.00005	$0.0002	208%	0.06%
11/15/12	$15,300	9 months	$0.000045	$0.0001	255%	0.16%
11/29/12	$50,000	9 months	$0.00005	$0.0001	255%	0.16%
11/30/12	$61,300	9 months	$0.00005	$0.0001	255%	0.16%

During the year ended December 31, 2012, the debenture holders converted a total of $14,600 in face value of the debentures to 650,000,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $31,000 and as of December 31, 2012, the total face value of the Debentures outstanding was $125,000.

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to December 31, 2012, there was no change in the previously recorded liabilities resulting in a derivative liability balance of $251,600 at December 31, 2012.

The fair value of the Debentures was calculated at December 31, 2012 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$251,600	9 months	$0.00005	251%	0.15%

Debentures and convertible notes and interest payable consisted of the following at December 31, 2012 and 2011:

Short-term liabilities:	2012	2011

2011 Convertible Notes; non-affiliate; interest at 8%; due May through September 2012; $117,500 face value net of discount of 88,333	$-	$29,167
Converted AFPI Notes; non-affiliate; interest at 48% ($60,000) and 12% ($25,000); currently due; $85,000 face value net of discount of $65,833	-	19,167
November 2011 Note; non-affiliate; interest at 12%; due November 2012; $39,000 face value net of discount of $35,750	-	3,250
Convertible debentures; non-affiliates; interest at 6% and due January 2013; outstanding principal of $47,000 face value; net of discount of $2,605	44,395	-
2012 Convertible Notes; non-affiliate, interest at 8%; due May 2012; $105,900 face value net of discount of $3,611	102,289	-
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000	-
January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100	-
October 2012 Convertible Notes; non-affiliate; interest at 8%; due October 2013; $27,500 face value net of discount of $21,771	5,729
October/November Convertible Notes; non-affiliate; interest at 8%; $125,000 face value net of discount of $109,266	15,734

Total short-term convertible notes	$244,247	$51,584

Interest payable, short-term convertible notes	68,476	10,718

Total principal and interest payable, short-term convertible notes	$315,640	$62,302

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due January 2013; outstanding principal of $153,500 face value; net of discount of $61,569	$-	$91,931

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $35,000 face value; net of discount of $32,083	2,917	-

Interest payable, long-term convertible notes	729	35,979

Total principal and interest payable, other	$3,646	$127,910

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2012 and 2011 consisted of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
General and administrative	$197,952	$366,383
Legal and accounting	32,600	64,107
Professional services	191,471	190,263
Bad debt expense	8,780	3,175
Salaries	227,533	338,371
	$658,336	$962,299

NOTE 5. NOTES RECEIVABLE

At December 31, 2012 and 2011, there were $271,203 and $307,578 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $7,995 was advanced in 2011 and $9,880 was loaned in 2012. Of the amounts loaned in 2011, $4,820 were short-term loans that were repaid. During the year ended December 31, 2012, FFFC was able to repay $46,255 in principal and $17,325 in interest on these loans. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $9,880 the year ended December 31, 2012 and $3,175 in the year ended December 31, 2011 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the years ended December 31, 2011 and 2012. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of December 31, 2012 and 2011, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $743 and $102 in accrued interest remained receivable at December 31, 2012 and 2011, respectively.

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

On September 12, 2012, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 3,010,000,000 shares to 7,510,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. Effective September 6, 2012, the stockholders of the Company through a written consent executed by stockholders holding a majority of the shares of the Company’s common stock outstanding and entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on September 6, 2012.

Common Stock

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

During the three month period from October 1, 2011 to December 31, 2011 we issued 197,005,734 shares of our common stock upon the conversion of $174,000 in principal and $1,400 in accrued interest on our Convertible Debentures, 2011 Convertible Notes and Converted AFPI Notes and November 2011 Notes as explained more fully in Note 3 above. In addition, $151,907 was recorded for additional derivative liability and interest expense for a total cost to the Company of $327,807 or $0.0017 per share.

In December 2011, we conducted a private placement and sold 80,000,000 shares of our common stock for $40,000, or $0.0005 per share. These shares had a total value of $209,600 based on the market price for the common stock on each date of issuance therefore we recorded $185,600 as stock-based compensation cost on our statement operations to reflect the discount on these shares.

During the year ended December 31, 2012, the Company issued 10,000,000 shares of common stock in a private placement to unaffiliated investors for total proceeds of $5,000 or $0.0005 per share. We recorded $6,000 in "stock compensation cost" in our statements of operations for the year ended December 31, 2012 to record the beneficial conversion feature relating to the difference between the market price and the sales price on the date of issuance.

During the year ended December 31, 2012, we issued a total of 3,353,204,766 shares of our common stock on the conversion of $493,893 in principal and interest on our various convertible promissory notes. In addition to the face value of the notes, the Company recorded $711,709 in additional expense for the derivative liability for a total cost to the Company of $1,205,602 or $0.00036 per share.

During the year ended December 31, 2012, we issued 66,300,000 shares of our common stock to a noteholder upon conversion of $33,150 in promissory notes. In addition to the face value of the notes, the Company recorded $58,410 in additional expense for the difference between the conversion price ($0.0005) and the market price on the issuance dates for a total cost to the Company of $91,560 or $0.0014 per share.

During the year ended December 31, 2012, we executed a consulting agreement with an unaffiliated third party through which we paid the consultant 20,000,000 shares of our common stock valued at $20,000 reflecting the market price on the date of issuance.

During the year ended December 31, 2012, we issued 60,000,000 shares to three unaffiliated purchasers of common stock that participated in private placements of our common stock in the previous six months. Due to delays in issuing the stock to these investors, the Company agreed to lower the purchase price for the shares to $0.003 per share. We recorded a total of $60,000 as "stock compensation cost" in our statements of operations for the nine months ended September 30, 2012 based on the market value of these shares on the date of issuance.

During the year ended December 31, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock.

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

During the year ended December 31, 2012, 6,250 shares ($6,250) of our Series B Preferred Stock were converted to 10,593,220 shares of our common stock. We recorded an expense of $8,580 for the difference in the conversion price ($0.00059) and the market price on the conversion date. This amount is included in "stock based compensation" on our statements of operations.

Also during the year ended December 31, 2012, we redeemed a total of 110,857 shares ($110,857) of our Series B Preferred Stock. The Series B Preferred includes a redemption premium of 5% during the first year of issuance therefore the total redemption amount was $116,400. The balance of $5,543 for the redemption premium was recorded as interest expense on our statements of operations in the year ended December 31, 2012.

As a result of these transactions there were 404,055 shares of our Series B Preferred Stock outstanding at December 31, 2012. There were $45,747 in dividends payable on our Series B Preferred stock at December 31, 2012, including $33,344 in dividends accrued for the year then ended.

Warrants

In July 2011, the Company issued warrants to certain warrant holders that were officers and or consultants to API upon the condition that each holder agree to cancel the 35,000,000 warrants issued in June 2010 exercisable at $0.05 per share. Accordingly, the previously issued warrants were cancelled and a total of 35,000,000 new warrants were issued. These warrants vested immediately, were exercisable for a period of five years, and were exercisable at $0.01 per share. These shares were valued at $105,000 based upon the Black Scholes option pricing model, which amount was included in "stock based compensation" at December 31, 2011.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
7/12/2011	$105,000	5 years	$0.01	$0.003	197%	1.4%

In August 2012, the Company issued a total of 150,000,000 warrants to these same warrant holders upon the condition that each holder agreed to cancel the 35,000,000 warrants issued in July 2011 held by them. Accordingly, the previously issued warrants were cancelled and a total of 150,000,000 new warrants were issued. These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.002 per share. These shares were valued at $15,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in year ended December 31, 2012 using the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
8/1/2012	$15,000	5 years	$0.002	$0.0001	241%	0.5%

In December 2011, the Company issued warrants to purchase 8,000,000 shares of our common stock to two employees of API. These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.01 per share. These shares were valued at $16,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" as of December 31, 2011 using the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
12/15/2011	$16,000	5 years	$0.01	$0.002	204%	0.9%

In May 2012, we executed a consulting agreement with an unaffiliated third party through which we issued three year warrants to purchase up to 30,000,000 shares of our common stock at exercise prices of $0.0015 (10,000,000 shares), $0.002 (10,000,000 shares) and $0.004 (10,000,000 shares). These warrants were valued at $25,000 using the Black-Scholes option pricing model. As the consulting agreement carries a six month term, the value of the warrants totaling $25,000 was expensed over that six month term of the agreement and is included in "stock-based compensation" at December 31, 2012. The value was determined using the Black Scholes option pricing model using the following assumptions:

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/1/2012	$25,000	3 years	$0.0015 - $.0040	$0.001	181%	0.25%

A summary of the activity of the Company’s outstanding warrants at December 31, 2011 and December 31, 2012 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2011	68,253,528	$ 0.05	$ 0.05

Granted	180,000,000	0.002	0.001
Expired/Cancelled	60,253,528	0.06	0.06
Exercised	-	-	-

Outstanding and exercisable at December 31, 2012	188,000,000	$ 0.002	$ 0.001

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	8,000,000	0.01	4.2 years

$0.0015 - $0.004	180,000,000	0.002	3.2 years

	188,000,000	$ 0.002	3.4 years

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

All options outstanding at December 31, 2012 are fully vested and exercisable. A summary of outstanding stock option balances under the 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan at December 31, 2011 and at December 31, 2012 is as follows:

2005 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	425,000	$0.35	1.00	$0

Options expired	425,000	0.35	-	-

Outstanding at December 31, 2012	0	$-	-	$-

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2011	20,000,000	$0.075	2.7	$0

Options granted	-	-	-	-

Outstanding at December 31, 2012	20,000,000	$0.075	1.7	$0

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance. During the year ended December 31, 2011, the Company recorded additional estimated penalty and interest expense of $14,284 for an estimated balance due at that date of $95,158. During the year ended December 31, 2012, the Company recorded additional estimated penalty and interest expense of $14,860 for an estimated balance due at that date of $110,018. This amount is included on the balance sheets at December 31, 2012 and 2011 as “payroll liabilities”. In addition, the president of API converted $138,462 in wages payable to him to shares of the Company's Series B Preferred Stock in August 2011. We recorded a total of $8,629 for payroll liabilities due by the Company on this conversion in 2011.

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

Office Lease Agreement

Effective on July 1, 2009, API entered into a lease for office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania. Totaling approximately 2,511 square feet, the term of the agreement was for five years and six months expiring on December 31, 2014. In addition, the Company was obligated to pay certain common area maintenance fees of $1,886 per month during 2011.

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleges a breach of contract and event of default for API related to this lease. The Company intends to negotiate with the landlord to settle the judgment as expeditiously as possible. As of December 31, 2012, the Company had recorded $67,429 in rent expense that is included in "accounts payable, other" as of that date. The additional judgment amount totaling $360,803 has been expensed as "litigation contingency" on our statements of operations and is recorded under the same name as a liability on balance sheets and at December 31, 2012.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,499 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment is made, the amount under capital leases is reduced to reflect the balance due under the lease. Accordingly, a total of $1,556 was reduced in the "capital leases" account for payments made in both 2012 and 2011. Our future liabilities under this capital lease is $387 for the year ending December 31, 2013 as the lease will be complete after the March 2013 payment.

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2012 and 2011:

	For the year ended December 31,	For the year ended December 31
	2012	2011
U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2011, deferred tax assets consisted of a net tax asset of $8,403,800, due to operating loss carry forwards of $21,754,665, which was fully allowed for, in the valuation allowance of $8,403,800. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2012 was $920,400 based on the $7,483,400 reported by the Company at December 31, 2011. The net operating loss carry forward expires through the year 2032.

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

NOTE 9. SUBSEQUENT EVENTS

In February 2013, the Company announced that it has signed a Term Sheet with Genport, srl of Italy, which would merge its hydrogen generation business and Genport into a new U.S. corporate entity, NovoFuel, Inc. This term sheet will be the basis for, and the parties are moving forward toward completion of, a definitive agreement through which each party will own 50% of NovoFuel before any future financings. The merger would combine and integrate the synergistic technologies, Intellectual Property, products, revenues, engineering staffs, manufacturing operations, marketing, sales and services activities of both companies, including a new lab facility in the Philadelphia area. The focus of NovoFuel would be to pursue and capture backup and portable power applications and business opportunities in the U.S., Europe, and other market areas – multi-billion dollar markets. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

