Form 10-Q
period 2013-03-31
AlumiFuel Power Corp
filed 2013-05-20
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended MARCH 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at May 1, 2013: 32,033,497

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements

(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash	$4,207	$5,216
Deposits	—	313
Prepaid expenses	—	—
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	—	18,732
Other current assets	901	744

Total current assets	13,108	33,005

Property and equipment, less accumulated depreciation
of $6,954 (2013) and $5,780 (2012) (Note 1)	525	1,111
Deferred debt issuance costs (Note 4)	10,124	12,340

Total long-term assets	10,649	13,451

Total assets	$23,757	$46,456

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$339,449	$336,639
Accounts payable, other	582,144	571,424
Derivative liability, convertible notes payable (Note 4)	773,503	693,269
Notes payable, related party (Note 3)	26,916	27,207
Notes payable, other (Note 4)	485,180	489,373
Convertible notes payable, net of discount of
$107,658 (2013) and $137,253 (2012) (Note 4)	302,425	244,247
Litigation contingency (Note 7)	360,803	360,803
Payroll liabilities (Note 7)	122,452	118,647
Accrued expenses (Note 7)	352,309	298,463
Dividends payable (Note 9)	53,717	45,747
Accrued interest payable:
Interest payable, convertible notes (Note 4)	75,395	69,205
Interest payable, related party notes (Note 3)	7,532	7,008
Interest payable, notes payable other (Note 4)	37,225	30,521

Total current liabilities	3,519,050	3,292,553

Capital leases (Note 7)	—	389
Long-term convertible notes payable net of current portion,
net of discount of $29,167 (2013) and $32,083 (2012)	5,833	2,917

Total long-term liabilities	5,833	3,306

Total liablities	3,524,883	3,295,859

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2013) and 404,055 (2012) shares
issued and outstanding	404,055	404,055
Common stock, $.001 par value; 500,000,000 (2013) and
37,500,000 ((2013) shares authorized,
32,033,497 (2013) and 22,238,636 (2012) shares
issued and outstanding	32,033	22,239
Additional paid-in capital	14,811,709	14,543,507
Accumulated deficit	(22,262,852)	(21,746,084)

Total shareholders' deficit of the Company	(7,015,055)	(6,776,283)

Non-controlling interest (Note 1)	3,513,929	3,526,880

Total shareholders' deficit	(3,501,126)	(3,249,403)

Total liabilities and shareholders' deficit	$23,757	$46,456

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Revenue (Note 1)
Reactor sales	$13,440
Consulting fees	—	$—
Total revenue	13,440	—

Cost of goods sold (Note 1)	(21,421)	—

Gross loss	(7,981)	—

Operating costs and expenses:
Reactor production	—	(7,088)
Product development expense (Note 1)	—	593
Selling, general and administrative expenses:
Related party (Note 3)	83,854	84,360
Stock-based compensation (Note 9)	3,000	14,581
Depreciation	586	588
Other (Note 6)	122,976	244,331

Total operating costs and expenses	(210,416)	(337,365)

Loss from operations	(218,397)	(337,365)

Other income (expense)
Interest (expense) income, amortization
of convertible note discount (Note 4)	(108,913)	(180,678)
Interest expense (Notes 3 & 4)	(25,090)	(84,988)
Fair value adjustment of derivative liabilities (Note 4)	(164,367)	(330,168)
	(298,370)	(595,834)

Loss before income taxes	(516,768)	(933,199)

Income tax provision (Note 8)	—	—

Net loss	(516,768)	(933,199)

Net loss attributable to non-controlling interest (Note 1)	9,030	7,658

Net loss attributable to Company	$(507,738)	$(925,541)

Basic and diluted loss per common share	$(0.02)	$(0.16)

Weighted average common shares
outstanding (Notes 1 & 9)	29,673,163	5,655,995

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Statement of Changes in Shareholders’ Deficit

Three months ended March 31, 2013

(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2012	22,238,636	$22,239	404,055	$405,055	14,543,507	$(21,746,084)	$3,526,880	$(3,249,403)
January through March 2013, issuance of common stock
to convertible noteholders (Notes 4 & 9)	7,954,861	7,954	-	-	225,261	-	-	233,215
January through March 2013, issuance of common stock	1,840,000	1,840	-	-	34,960	-	-	36,800
on conversion of debt (Notes 4 & 9)
January through March 2013, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(7,970)	-	-	(7,970)
January through March 2013, issuance of warrants to
purchase common stock (Note 9)	-	-	-	-	3,000	-	-	3,000
Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	12,951	-	(21,981)	(9,030)
Net loss	-	-	-	-	-	(516,768)	9,030	(507,738)
Balance at March 31, 2013	32,033,497	$32,033	404,055	$405,055	$14,811,709	$(22,262,852)	$3,513,929	$(3,501,126)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(516,768)	$(933,199)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	177,367	—
Stock based compensation (Note 9)	3,000	—
Debt issuance costs (Note 4)	2,216	13,300
Beneficial conversion feature (Note 9)	18,400	71,157
Allowance for bad debt (Note 5)	1,400	—
Recovery of bad debt expense (Noote 5)	(18,250)	—
Depreciation and amortization	586	588
Change in fair value of derivative liability (Note 4)	(13,000)	330,152
Amortization of discount on debentures payable (Note 3)	90,513	176,511
Change in non-controlling interest (Note 1)	(15,940)	78
Changes in operating assets and liabilities:
Accounts and other receivables	16,693	(160)
Work in progress	18,732	(31,092)
Prepaid expenses and other assets	313	472
Accounts payable and accrued expenses	68,373	93,740
Related party payables (Note 3)	2,810	40,393
Dividends payable (Note 9)	7,940	(8,134)
Interest payable	23,395	(22,953)
Net cash used in operating activities	(132,220)	(269,147)

Cash flows from investing activities:
Purchase of equipment	—	—
Issuance of notes receivable (Note 5)	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Increase in bank overdraft	—	11,051
Proceeds from convertible notes (Note 4)	32,000	119,000
Proceeds from notes payable, related (Note 3)	4,000	23,750
Proceeds from notes payable, other (Note 4)	126,830	219,250
Proceeds from sales of common stock (Note 9)	—	11,000
Proceeds from sales of subsidiary equity (Notes 1 & 9)	—	—
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	—	21,258
Payments under capital leases (Note 7)	(389)	(389)
Payments on notes payable (Note 4)	(26,940)	(2,633)
Payments on notes payable, related (Note 3)	(4,291)	(20,881)
Payments to placement agents (Note 4)	—	(5,000)
Payments on redemption of preferred stock (Note 4)	—	(107,524)
Net cash provided by financing activities	131,210	268,882

Net change in cash and cash equivalents	(1,010)	(265)

Cash and cash equivalents:
Beginning of period	5,216	2,628

End of period	$4,207	$2,363

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$6,518	$2,689

Noncash financing transactions:
Notes and interest payable converted to stock	$109,482	$409,652

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month periods ended March 31, 2013 and 2012 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), newly formed subsidiary Novofuel, Inc. ("Novofuel"), and 64% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2012, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the three months ended March 31, 2013, and has an accumulated deficit of $22,262,852 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

On April 24, 2013, the Company effected a one-for-two hundred (1 for 200) reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2012 and March 31, 2013 was 62,411,864.

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

During the year ended December 31, 2012, the Company sold a total of 8,373,271 shares of AFPI and as a result, the Company owned 39,984,494 shares of AFPI common stock at December 31, 2012 and March 31, 2013. We maintain a custody account for our cash and securities in Germany that had a cash balance of $96 at March 31, 2013 and is reflected as Cash on our balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded. The Company is planning to apply for listing on the GXG Markets during the second quarter 2013. The Company's application will seek admission to the GXG Markets' First Quote segment, which is the new European stock exchange catering to early stage growth companies.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at March 31, 2013 as intercompany accounts. At March 31, 2013 there were 22,427,370 shares held by shareholders other than the Company representing 35.9% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $3,513,929 based on AFPI's outstanding total equity of $9,778,715 at March 31, 2013. In addition, $9,030 in the net loss of AFPI of $25,129 for the quarter ended March 31, 2013 has been attributed to the non-controlling interest of those stockholders.

Formation of Novofuel, Inc.

During the three month period ended March 31, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, srl of Italy, which would merge its wholly-owned operating subsidiary into Novofuel. The Company and Genport have executed a Term Sheet and the parties are moving forward toward completion of a definitive agreement through which both parties would own 50% of Novofuel before any future financings.

If completed, the merger would combine and integrate the synergistic technologies, Intellectual Property, products, revenues, engineering staffs, manufacturing operations, marketing, sales and services activities of both companies. The focus of Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the U.S., Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2013 were $-0-.

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

Financial Instruments

At March 31, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Fair value of financial instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company’s estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The fair values of cash and cash equivalents, current non-related party accounts receivable, and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

The fair values of notes and advances receivable from non-related parties approximate their net carrying values because of the allowances recorded as well as the short maturities of these instruments. The fair values of receivables from related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2013 and March 31, 2012, as the impact of the potential common shares, which totaled approximately 40,073,500 (March 31, 2013) and 4,563,000 (March 31, 2012), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three month periods ended March 31, 2013 and March 31, 2012 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted.

Note 3: Related Party

Related Party Accounts Payable

The Company's president and treasurer accrue a monthly management fee from the Company of $8,000 and 2,000 and from AFPI of $7,500 and $3,500, respectively, for their services as managers. This amount totaled $63,000 for the three month period ended March 31, 2013. As of March 31, 2013, the Company owed $287,192 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the three month period ended March 31, 2013, the Company expensed $1,354 under this bonus plan, and a total amount due of $2,337 remained unpaid at that date.

APTI pays a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions. For the three months ended March 31, 2013, these management fees totaled $19,500. During the quarter ended March 31, 2013, $37,250 was paid and as of March 31, 2013, APTI owed $22,069 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services. Rent expense totaled $3,600 for the three months ended March 31, 2013 with $4,000 accrued and payable as of that date.

Accounts payable to related parties consisted of the following at March 31, 2013:

Management fees, rent and bonus payable to officers	$315,598

Accrued expenses payable to subsidiary officer	23,851

Total accounts payable, related party	$339,449

Related Party Notes Payable

AlumiFuel Power Corporation

At March 31, 2013 and 2012, the Company owed $0 and $855, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest. There was $0 and $23 in accrued interest payable at March 31, 2013 and 2012, respectively.

At both March 31, 2013 and 2012, the Company owed the president of API $1,511 in loans in demand notes with 8% interest. As of March 31, 2013 and 2012 there was accrued interest payable of $274 and $154, respectively.

At March 31, 2013 and 2012, the Company owed $12 and $531, respectively, to a company owned by its president in demand notes with 8% interest. These amounts include $0 and $12,150 loaned during the three month periods ended March 31, 2013 and 2012, respectively, along with payments of $291 in principal and $9 in accrued interest during the 2013 period and $11,737 in principal and $113 in interest during the 2012 period. There was $0 and $2 in accrued interest payable at March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, the Company owed $5,435 and $935, respectively, to a company affiliated with its Secretary in demand notes with 8% interest. There was $735 and $358 in accrued interest payable at March 31, 2013 and 2012, respectively.

At both March 31, 2013 and 2012, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of March 31, 2013 and 2012, the Company owed $499 and $325, respectively, in accrued interest on these notes.

At both March 31, 2013 and 2012, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand. As of both March 31, 2013 and 2012, $5,000 in principal with $1,587 and $1,187 in accrued interest was payable at those dates, respectively.

At March 31, 2013 and 2012, the Company owed $0 and $724, respectively, to a company owned by the Company's officers in demand notes with an interest rate of 8%. These amounts include $1,500 and $8,600 loaned during the three month periods ended March 31, 2013 and 2012, respectively, along with payments of $1,500 in principal and $1 in accrued interest during the 2013 period and $9,144 in principal and $106 in interest during the 2012 period. There was $0 and $1 in accrued interest payable at March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, the Company owed $9,590 and $19,583, respectively, to a corporation affiliated with the Company's officers in demand notes with interest at 8%. There was $1,239 and $918 in accrued interest payable on these notes at March 31, 2013 and 2012, respectively.

At both March 31, 2013 and 2012, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%. There was $286 and $258 in accrued interest payable on these notes at March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, the Company owed a corporation owned by the Company's secretary $0 and $3,000, respectively, in demand notes with interest of 8% per annum. These amounts include $2,500 and $3,000 loaned during the three month periods ended March 31, 2013 and 2012, respectively, along with payments of $2,500 in principal and $2 in accrued interest during the 2013 period. There was $0 and $1 in accrued interest payable at March 31, 2013 and 2012, respectively.

At both March 31, 2013 and 2012, the Company owed $2,853 to an affiliate of the Company's president in notes carrying an interest rate of 8% per annum and due on demand. There was $312 and $83 in accrued interest payable on these notes at March 31, 2013 and 2012, respectively.

As of both March 31, 2013 and 2012, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both March 31, 2013 and 2012.

Total

Total notes and interest payable to related parties consisted of the following at March 31, 2013 and 2012:

	2013	2012
Notes payable to officers; interest at 8% and due on demand	$0	$855

Notes payable to affiliates of Company officers; interest at 8% and due on demand	26,916	36,652

Notes payable, related party	26,916	37,507

Interest payable related party	7,532	5,910

Total principal and interest payable, related party	$34,448	$43,417

Note 4: Notes Payable

AlumiFuel Power Corporation

At March 31, 2013 and 2012, the Company owed $174,252 and $186,050, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the three months ended March 31, 2013, the trust loaned the Company $49,600 and sold $18,400 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. Please see Note 9 Capital Stock below for further information on this transaction. During the three month period ended March 31, 2012, the trust made $200,250 in additional loans and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. The Company made payments on these notes during the three month period ended March 31, 2013 totaling $6,100 in accrued interest. The Company made payments on these notes during the three month period ended March 31, 2012 totaling $2,633 in principal and $17 in accrued interest. There was $10,575 and $1,654 in accrued interest payable on these notes at March 31, 2013 and 2012, respectively.

At both March 31, 2013 and 2012, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $3,608 and $987 in accrued interest payable on these notes at March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, the Company owed an unaffiliated third party $87,088 and $26,000, respectively. These notes are due on demand and carry an interest rate of 8%. There was a total of $118,351 due to this party at December 31, 2012. An additional $28,421 was loaned during the three month period ended March 31, 2013. In the quarter ended March 31, 2012, $85,683 of these notes was purchased by an unaffiliated third party. There was $4,668 and $571 in accrued interest payable at March 31, 2013 and 2012, respectively.

At March 31, 2013 and 2012, the Company owed an unaffiliated third party $113,000 and $13,000, respectively. These amounts include $100,000 and $13,000 loaned in the three month periods ended March 31, 2013 and 2012, respectively. An additional $13,500 was loaned during the quarter ended March 31, 2013 that was repaid during the same period. In addition, $13,400 that was loaned in 2012 was also repaid. These notes carry current interest rates of 8% per annum. As of March 31, 2013 and 2012, there was $9,209 and $343 in accrued interest payable on these notes.

As of both March 31, 2013 and 2012, we owed an unaffiliated third party $6,000 in a demand note with 8% interest. As of March 31, 2013 and 2012, there was $585 and $105 in accrued interest payable on this note3.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both March 31, 2013 and 2012.

AlumiFuel Power, Inc.

At March 31, 2012, API owed $60,000 in promissory notes payable to an unaffiliated third party in accounts receivable financing that were repaid later in 2012. There was $1,050 and $2,250 in accrued interest payable on these notes as of March 31, 2013 and 2012, respectively.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both March 31, 2013 and 2012 of $25,000 with interest payable of $6,526 (2013) and $3,526 (2012).

During the quarter ended March 31, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both March 31, 2013 and 2012.

During the quarter ended March 31, 2013, the Company was loaned a total of Euro 27,500 from unaffiliated third parties. This amount represented $35,310 as of March 31, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of March 31, 2013, there was a total of $296 in interest payable on these notes

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both March 31, 2013 and 2012.

Total

Notes and interest payable to others consisted of the following at March 31, 2013:

2013
Notes payable, non-affiliates; interest at 8% and due on demand	$424,870

Notes payable, non-affiliates; interest at 60% and due on demand	—

Notes payable, non-affiliates; interest at 24% and due on demand	—

Notes payable, non-affiliates; interest at 10% and due in March 2014	35,310

Notes payable, non-affiliates; interest at 12% and due on demand	25,000

Notes payable	485,180

Interest payable, non-affiliates	37,226

Total principal and interest payable, other	$522,406

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). We received net proceeds from the Debentures of $363,190 after debt issuance costs of $71,810 paid to the placement agent. Additionally, the placement agent received a one-time issuance of 4,500 shares of our $0.001 par value common stock valued at $117,000 or $26.00 per share, the market price for our common stock on the date of issuance.

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

As of December 31, 2012, the total face value of the Debentures outstanding was $47,000 following conversions made prior to that date.

During the three months ended March 31, 2013, the debenture holders converted a total of $37,000 in face value of the debentures to 2,466,667 shares of our common stock, or $0.015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $49,333 and as of March 31, 2013, the total face value of the Debentures outstanding was $10,000.

At March 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to March 31, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.000075	275%	0.38%

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

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2012, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at March 31, 2013.

The fair value of the convertible note was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	12 months	$0.00005	304%	0.15%

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

Debt issuance costs totaling $11,500 are being amortized over the three year term of the Sept Debenture or such shorter period as the Sept Debenture may be outstanding. Accordingly, as the Sept Debenture is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2013, $1,917 of these costs had been expensed as debt issuance costs.

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

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to March 31, 2013, the Company recorded no adjustment to the previously recorded liabilities resulting in a derivative liability balance of $70,000 at March 31, 2013.

The fair value of the convertible note was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$70,000	3 years	$0.00005	275%	0.38%

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

We received net proceeds from the 2012 Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2012 Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2012 Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of March 31, 2013, $9,723 of these costs had been expensed as debt issuance costs.

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

As of December 31, 2012, the total face value of the Debentures outstanding was $105,900 following issuance prior to that date.

During the three month period ended March 31, 2013, the debenture holders converted a total of $7,900 in principal and $1,400 in interest to 934,000 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $15,800 and as of March 31, 2013, the total face value of the Debentures outstanding was $98,000.

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2011 Convertible Notes. As a result, for the period from their issuance to March 31, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $52,000 resulting in a derivative liability balance of $186,000 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$186,000	9 months	$0.00005	294%	0.13%

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

As of December 31, 2012, the total face value of the Debentures outstanding was $27,500 following conversions made prior to that date.

During the three month period ended March 31, 2013, the debenture holders converted a total of $17,500 in face value of the debentures plus $514 in interest to 1,804,194 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $35,000 and as of December 31, 2012, the total face value of the Debentures outstanding was $10,000.

At March 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to March 31, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $0 resulting in a derivative liability balance of $20,000 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$20,000	1 year	$0.00005	304%	0.15%

February 2013 Notes

In February 2013, this investor purchased an additional note in the amount of $26,000 from one of our third party note holders (the "February 2013 Notes). The February 2013 Notes may be converted at any time at the lower of a discount to market of $50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion, or $0.00005, as adjusted for splits and other events. This note has an interest rate of 8% per annum and is due in January 2014.

The beneficial conversion feature (an embedded derivative) included in the February 2013 Notes resulted in an initial debt discount of $26,000 and an initial loss on the valuation of derivative liabilities of $26,000 for a derivative liability balance of $52,000 at issuance.

The fair value of the February 2013 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

2/13/13	52,000	1 year	$0.00005	$0.0001	296%	0.15%

During the three month period ended March 31, 2013, the note holders converted a total of $13,000 in face value of the debentures to 1,300,000 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $26,000 and as of March 31, 2013, the total face value of the Debentures outstanding was $13,000.

The Company revalued the derivative liability balance of the remaining outstanding February 2013 Notes. Therefore, for the period from their issuance to March 31, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $26,000 resulting in a derivative liability balance of $26,000 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$26,000	1 year	$0.00005	304%	0.15%

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

As of December 31, 2012 the total face value of the Debentures outstanding was $125,000.

During the quarter ended March 31, 2013, the debenture holders converted a total of $13,700 in face value of the debentures to 1,450,000 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $29,000 and as of March 31, 2013, the total face value of the Debentures outstanding was $111,300.

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to March 31, 2013, there was a decrease of $60,000 to the previously recorded liabilities resulting in a derivative liability balance of $222,600 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$222,600	9 months	$0.00005	295%	0.13%

2013 Convertible Notes

In February and March 2013 a private investor purchased a total of $59,683 in existing notes from one of our third party note holders and loaned an additional $32,000 in new notes for a total of $91,683 (together the “2013 Convertible Notes”). The assumed note has an interest rate of 6% per annum. The new notes are due in December 2013 and have an 8% interest rate.

The 2013 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the 2013 Convertible Notes resulted in an initial debt discount of $32,000 and an initial loss on the valuation of derivative liabilities of $183,367 for a derivative liability balance of $183,367 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

2/5/13	$119,367	6 months	$0.00005	$0.0001	271%	0.11%
3/7/13	$15,000	9 months	$0.00005	$0.0001	295%	0.13%
3/22/13	$17,000	9 months	$0.00005	$0.0001	295%	0.13%

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to March 31, 2013, there was no change to the previously recorded liabilities resulting in a derivative liability balance of $183,367 at March 31, 2013.

The fair value of the Debentures was calculated at March 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$183,367	9 months	$0.00005	295%	0.13%

Debentures and convertible notes and interest payable consisted of the following at March 31, 2013:

Short-term liabilities:		2013

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	10,000
2012 Convertible Notes; non-affiliate, interest at 8%; due May 2012; $98,000 face value net of discount of $0	98,000
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000
January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100
October 2012 Convertible Notes/Feb 2013 Notes; non-affiliate; interest at 8%; due October 2013/January 2014; $23,000 face value net of discount of $16,792	6,208
October/November Convertible Notes; non-affiliate; interest at 8%; $111,300 face value net of discount of $61,833	49,467
2013 Convertible Notes; non-affiliate; interest at 8%; $91,683 face value net of discount of $29,033	62,650

Total short-term convertible notes	$302,425

Interest payable, short-term convertible notes	73,969

Total principal and interest payable, short-term convertible notes	$376,394

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $35,000 face value; net of discount of $29,167	5,833

Interest payable, long-term convertible notes	1,419

Total principal and interest payable, other	$7,252

Note 5: Notes Receivable

At March 31, 2013 there was $254,353 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $1,400 was advanced in the quarter ended March 31, 2013. During the quarter ended March 31, 2013, FFFC was able to repay $18,250 in principal on these loans. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $1,400 the quarter ended March 31, 2013 and that is included in other selling, general and administrative expenses on the Company’s statement of operations for that period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the years quarter ended March 31, 2013. As of March 31, 2012, FFFC owed the Company $311,453 and paid $1,780 in interest. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of March 31, 2013 and 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $901 and $102 in accrued interest remained receivable at March 31, 2013 and 2012, respectively.

Note 6: Other Expense

Other expense for the three month periods ended March 31, 2013 and 2012 consisted of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
General and administrative	$29,227	$56,568
Salaries and employee benefits	58,550	96,303
Legal and accounting	8,500	14,100
Bad debt expense (recovery)	(16,850)	3,875
Professional services	43,549	73,485
	$122,976	$244,331

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2012 of $118,647. During the three months ended March 31, 2013 an additional expense of $3,805 was recorded for a total accrued balance of $122,452 as of that date. This amount is included on the balance sheets at March 31, 2013 as “payroll liabilities”.

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleges a breach of contract and event of default for API related to this lease. The Company has had talks with the landlords counsel to settle the judgment however no agreement has been reached. As of March 31, 2013, the Company had recorded $67,429 in rent expense that is included in "accounts payable, other" as of that date. The additional judgment amount totaling $360,803 has been expensed as "litigation contingency" on our statements of operations and is recorded under the same name as a liability on balance sheets and at March 31, 2013.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,499 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment was made, the amount under capital leases was reduced to reflect the balance due under the lease. As of March 31, 2013 payment, the lease was completed. During the three months ended March 31, 2013, a total of $387 was reduced in the "capital leases" account for payments made during the period.

Note 8: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9: Capital Stock

Effective on April 24, 2013, the Company effectuated a 1 for 200 reverse stock split. As a result of this transaction, a total of 6,406,699,320 shares of issued and outstanding pre-split common stock became 32,033,497 shares of post-split common stock. The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which the Company effectuated the reverse split as well as decreased the authorized capital stock of the Company from 7,510,000,000 shares to 510,000,000 shares, of which 500,000,000 shares are $0.001 par value common stock and 10,000,000 shares may be $0.001 par value preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

Common Stock

During the three month period ended March 31, 2013, we issued a total of 7,954,861 shares of our common stock on the conversion of $91,082 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $142,133 in additional expense for the derivative liability for a total cost to the Company of $232,215 or $0.03 per share.

During the three month period ended March 31, 2013, we issued 1,840,000 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.01) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.02 per share.

Warrants

In March 2013, the Company issued a total of 150,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.02 per share. These warrants were valued at $3,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the three month period ended March 31, 2013.

A summary of the activity of the Company’s outstanding warrants at December 31, 2012 and March 31, 2013 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2012	940,000	$0.40	$0.20

Granted	150,000	0.02	0.02
Expired/Cancelled	—	—	—
Exercised	—	—	—

Outstanding and exercisable at March 31, 2013	1,090,000	$0.42	$0.08

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2013:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01 to $0.01	40,000	2.00	3.7 years

$0.0015 to $0.0001	1,050,000	0.40	3.0 years

	1,090,000	$ 0.40	3.1 years

Stock Options

All options outstanding at March 31, 2013 are fully vested and exercisable. A summary of outstanding stock option balances under the 2009 Stock Incentive Plan at December 31, 2012 and at March 31, 2013 is as follows:

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	100,000	$15.00	1.7	$0

Options granted	-	-	-	-

Outstanding at March 31, 2013	100,000	$15.00	1.5	$0

Note 10: Subsequent Events

Effective on April 24, 2013, the Company effectuated a 1 for 200 reverse stock split. As a result of this transaction, a total of 6,406,699,320 shares of issued and outstanding pre-split common stock became 32,033,497 shares of post-split common stock. The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which the Company effectuated the reverse split as well as decreased the authorized capital stock of the Company from 7,510,000,000 shares to 510,000,000 shares, of which 500,000,000 shares are $0.001 par value common stock and 10,000,000 shares may be $0.001 par value preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2012 and 2011.

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

We have completed the design and engineering modifications necessary and have begun limited production of our Portable Balloon Inflation Systems. In October 2011, we announced we were awarded a contract to deliver a PBIS-2000 Portable Balloon Inflation System to the Air Force Special Operations Command (AFSOC). This unit was delivered in April 2012 and included 360 cartridges as well as a spare parts kit, a tool kit and two days of training by our engineers at the customer’s site. The PBIS-2000 expands the capability of our current family of hydrogen generators, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons). The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000. While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig). In September 2012, the Company received a purchase order from the U.S. Air Force to make certain modifications to the PBIS-2000 previously delivered. The unit was returned to the Air Force in the first quarter of 2013 and we booked $13,440 in revenue received for this work.

During the three month period ended March 31, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, srl of Italy, which would merge its wholly-owned operating subsidiary into Novofuel. The Company and Genport have executed a Term Sheet and the parties are moving forward toward completion of a definitive agreement through which both parties would own 50% of Novofuel before any future financings.

If completed, the merger would combine and integrate the synergistic technologies, Intellectual Property, products, revenues, engineering staffs, manufacturing operations, marketing, sales and services activities of both companies. The focus of Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the U.S., Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2012 and 2011, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as the potential for very minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2012, during 2013 we anticipate a significant amount of capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 65% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the three months ended March 31, 2013, we received a net of approximately $131,210 from our financing activities, primarily from the issuance of notes payable from various sources totaling $162,830 including $32,000 in convertible notes. This was offset by payments on notes payable totaling $32,231. This compared to cash provided by financing activities of $268,882 in the three months ended March 31, 2012 derived from proceeds from the issuance of notes payable totaling $362,000, proceeds from sales of our common stock of $11,000, sales of AFPI common stock by parent of $21,258. This was offset by payments on notes payable of $23,514 along with payments on redemption of preferred stock of $117,254.

In the three month period ended March 31, 2013, net cash used in operating activities was $132,220. This compared to net cash used in operating activities of $269,147 for three month period ended March 31, 2012. The 2013 amount included a $516,768 net loss that included approximately $246,292 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $177,367 primarily from our convertible notes as well as amortization of discount on debentures payable totaling $90,513. This compares to a net loss of $933,199 in the three months ended March 31, 2012 that included a non-cash loss of approximately $357,752 primarily from stock based compensation expense of $592,000 related primarily to the change in fair value of derivative liability of $330,152 along with amortization of discount on debentures payable of $176,511 both related to our convertible debt.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through acceptable debt instruments and equity financing to insure the operation of our business. To the extent that additional capital is raised through the sale of equity or equity related securities such as convertible notes, which is expected to be our primary source of increased capital, the issuance of such securities has resulted and will continue to result in significant dilution to our current shareholders.

(b) Results of Operations

Three Month Period ended March 31, 2013 vs. March 31, 2012

In September 2012, the Company received a purchase order from the United State Air Force Strategic Operations Command to make modification to a previously delivered PBIS-2000 portable balloon inflation device. This order was delivered in the first quarter of 2013 and accordingly revenue of $13,440 for these modifications was recorded in the first quarter of 2013. We had previously recorded an asset as

"Work in progress" on our balance sheet at December 31, 2012, reflecting the cost of our work to modify PBIS-2000 through that date. This amount included parts, labor and other expenses directly related to modifications to the PBIS-2000 unit. Upon payment for the unit in the quarter ended March 31, 2013, a total of $21,421 for costs related to the modifications to the PBIS-2000 was expensed and is presented on our statements of operations a "Cost of goods sold".

For the three month period ended March 31, 2013, our total revenue was $13,440 from the PBIS-2000 modifications versus $0 in the 2012 period. The costs of goods sold was $21,4212 for gross loss of $7,981 for the period. There was no cost of goods sold during the 2012 period. The loss from operations for the three month period ended March 31, 2013 was $218,397 versus $337,365 in the three month period ended March 31, 2012. As discussed more fully below, "other" SG&A expenses decreased significantly in the 2013 period as compared to the 2012 period accounting for a majority of the decrease. Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,088) for the three months ended March 32, 2012 with no similar credit or expense in 2013. The losses included $83,854 and $84,360 in 2012 and 2012, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $122,976 and $244,331 for “other” SG&A expenses in the three month periods ended March 31, 2013 and 2012, respectively, was comprised of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
General and administrative	$29,227	$56,568
Salaries and employee benefits	58,550	96,303
Legal and accounting	8,500	14,100
Bad debt expense (recovery)	(16,850)	3,875
Professional services	43,549	73,485
	$122,976	$244,331

The “other” SG&A expense during the three months ended March 31, 2013 included a decrease in all categories as the Company limited its operations due to lack of sufficient working capital. The Company recovered $16,850 in bad debt expense from payments received on notes receivable from FFFC in 2013 versus expense of $3,875 in the 2012 period.

The company recorded $(298,370) in “other income (expense)” during the three months ended March 31, 2013 as compared to $(595,834) in the three months ended March 31, 2012. This decrease is primarily attributed to fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price decreased and remained stable compared to the prior period resulting in a decreased change in the derivative liability. The Company experienced decreases in interest expense in the 2013 period versus the 2012 period as well as for beneficial conversion features on debt converted to stock for the difference in the conversion price versus the market price on the conversion date again because of decreased fluctuations in the market price of the Company's common stock in the 2013 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2013 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended March 31, 2013, we issued a total of 7,954,861 shares of our common stock on the conversion of $91,082 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $142,133 in additional expense for the derivative liability for a total cost to the Company of $232,215 or $0.03 per share.

During the three month period ended March 31, 2013, we issued 1,840,000 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.01) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.02 per share.

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

Date: May 20, 2013
By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

