Form 10-Q
period 2013-06-30
AlumiFuel Power Corp
filed 2013-08-14
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2013

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

Number of shares of common stock outstanding at August 1, 2013: 89,178,433

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash	$6,902	$5,216
Deposits	—	313
Prepaid expenses	—	—
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	—	18,732
Other current assets	1,061	744

Total current assets	15,962	33,005

Property and equipment, less accumulated depreciation
of $7,115 (2013) and $5,780 (2012) (Note 1)	364	1,111
Deferred debt issuance costs (Note 4)	7,787	12,340

Total long-term assets	8,151	13,451

Total assets	$24,113	$46,456

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$345,905	$336,639
Accounts payable, other	520,517	571,424
Derivative liability, convertible notes payable (Note 4)	692,047	693,269
Notes payable, related party (Note 3)	41,516	27,207
Notes payable, other (Note 4)	537,511	489,373
Convertible notes payable, net of discount of
$117,197 (2013) and $137,253 (2012) (Note 4)	384,534	244,247
Litigation contingency (Note 7)	-	360,803
Payroll liabilities (Note 7)	126,293	118,647
Accrued expenses (Note 7)	400,000	298,463
Dividends payable (Note 9)	61,776	45,747
Accrued interest payable:
Interest payable, convertible notes (Note 4)	82,416	69,205
Interest payable, related party notes (Note 3)	8,088	7,008
Interest payable, notes payable other (Note 4)	43,327	30,521

Total current liabilities	3,243,930	3,292,553

Capital leases (Note 7)	-	389
Long-term convertible notes payable net of current portion,
net of discount of $11,865 (2013) and $32,083 (2012)	3,955	2,917

Total long-term liabilities	3,955	3,306

Total liablities	3,247,885	3,295,859

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2013) and 404,055 (2012) shares
issued and outstanding	404,055	404,055
Common stock, $.001 par value; 500,000,000 (2013) and
7,500,000,000 (2012) shares authorized,
55,039,960 (2013) and 22,238,636 (2012) shares
issued and outstanding	55,040	22,239
Additional paid-in capital	15,002,277	14,543,507
Accumulated deficit	(22,185,174)	(21,746,084)

Total shareholders' deficit of the Company	(6,723,802)	(6,776,283)

Non-controlling interest (Note 1)	3,500,030	3,526,880

Total shareholders' deficit	(3,223,772)	(3,249,403)

Total liabilities and shareholders' deficit	$24,113	$46,456

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue (Note 1)
Reactor sales	$-	61,134	$13,440	61,134
Consulting fees	-	$-	-	$-
Total revenue	-	61,134	13,440	61,134

Cost of goods sold (Note 1)	-	(32,918)	(21,421)	(32,918)

Gross loss	-	28,216	(7,981)	28,216

Operating costs and expenses:
Reactor production	-		-	(7,089)
Product development expense (Note 1)	-		-	593
Selling, general and administrative expenses
Related party (Note 3)	83,215	72,975	167,069	157,335
Stock-based compensation (Note 9)	239	69,000	3,239	83,581
Depreciation	161	588	747	1,176
Other (Note 6)	103,306	131,773	226,282	376,103

Total operating costs and expenses	(186,921)	(274,336)	(397,337)	(611,699)

Loss from operations	(186,921)	(246,120)	(405,318)	(583,483)

Other income (expense)
Litigation contingency (Note 7)	351,232	-	351,232	-
Interest (expense) income, amortization
of convertible note discount (Note 4)	(129,953)	(112,990)	(238,866)	(293,668)
Interest expense (Notes 3 & 4)	(26,256)	(3,410)	(51,346)	(88,398)
Fair value adjustment of derivative liabilities (Note 4)	69,575	33,716	(94,792)	(296,452)

	264,598	(82,684)	(33,772)	(678,518)

Loss before income taxes	77,678	(328,804)	(439,090)	(1,262,001)

Income tax provision (Note 8)	-	-	-	-

Net loss	77,678	(328,804)	(439,090)	(1,262,001)

Net loss attributable to non-controlling interest (Note 1)	17,492	10,231	26,522	17,889

Net loss attributable to Company	$95,170	$(318,573)	$(412,568)	$(1,244,112)

Basic and diluted loss per common share	$0.00	$(0.04)	$(0.01)	$(0.20)

Weighted average common shares
outstanding (Notes 1 & 9)	39,033,845	7,740,881	32,685,292	6,352,782

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Six months ended June 30, 2013
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2012 (Restated)	22,238,636	$22,239	404,055	$405,055	14,543,507	$(21,746,084)	$3,526,880	$(3,249,403)

May 2013, Reverse stock split (1 for 200)
shares issued for fractional shares	641	-	-	-	-	-	-	-

January through June 2013, issuance of common stock
to convertible noteholders (Notes 4 & 9)	30,960,683	30,961	-	-	409,751	-	-	440,712

January through June 2013, issuance of common stock	1,840,000	1,840	-	-	34,960	-	-	36,800
on conversion of debt (Notes 4 & 9)

January through June 2013, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(16,030)	-	-	(16,030)

January through June 2013, issuance of warrants to
purchase common stock (Note 9)	-	-	-	-	3,239	-	-	3,239

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	26,850	-	(53,372)	(26,522)

Net loss	-	-	-	-	-	(439,090)	26,522	(412,568)

Balance at June 30, 2013	55,039,960	$55,040	404,055	$405,055	$15,002,277	$(22,185,174)	$3,500,030	$(3,223,772)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(439,090)	$(1,262,001)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	228,208	62,577
Stock based compensation (Note 9)	3,239	77,581
Debt issuance costs (Note 4)	8,553	24,998
Beneficial conversion feature (Note 9)	18,400	-
Allowance for bad debt (Note 5)	-	8,780
Recovery of bad debt expense (Note 5)	(39,850)	-
Depreciation and amortization	747	1,176
Change in fair value of derivative liability (Note 4)	(73,733)	296,436
Amortization of discount on debentures payable (Note 3)	164,775	289,501
Change in non-controlling interest (Note 1)	(32,059)	(5,373)
Changes in operating assets and liabilities:
Accounts and other receivables	39,533	(9,099)
Work in progress	18,732	-
Prepaid expenses and other assets	313	472
Accounts payable and accrued expenses	(227,524)	132,282
Related party payables (Note 3)	9,266	89,793
Dividends payable (Note 9)	16,029	(17,049)
Interest payable	45,506	1,311
Net cash used in operating activities	(258,955)	(308,615)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	98,500	184,000
Proceeds from notes payable, related (Note 3)	18,600	38,300
Proceeds from notes payable, other (Note 4)	196,180	255,250
Proceeds from sales of common stock (Note 9)	-	11,000
Proceeds from sales of subsidiary equity (Notes 1 & 9)	-	41,038
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	-	-
Payments under capital leases (Note 7)	(389)	(778)
Payments on notes payable (Note 4)	(43,959)	(63,835)
Payments on notes payable, related (Note 3)	(4,291)	(34,086)
Payments to placement agents (Note 4)	(4,000)	(10,000)
Payments on redemption of preferred stock (Note 4)	-	(110,857)
Net cash provided by financing activities	260,641	310,032

Net change in cash and cash equivalents	1,686	1,417

Cash and cash equivalents:
Beginning of period	5,216	2,628

End of period	$6,902	$4,045

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$13,291	$7,135

Noncash financing transactions:
Notes and interest payable converted to stock	$109,482	$409,652

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2013 and 2012 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), newly formed subsidiary Novofuel, Inc. ("Novofuel"), and 64% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company had no revenue during the six months ended June 30, 2013, and has an accumulated deficit of $22,185,174 from its inception through that date.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

On April 24, 2013, the Company effected a one-for-two hundred (1 for 200) reverse stock split.  As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI.  The total number of AFPI shares outstanding at December 31, 2012 and June 30, 2013 was 62,411,864.

During the year ended December 31, 2012, the Company sold a total of 8,373,271 shares of AFPI and as a result, the Company owned 39,984,494 shares of AFPI common stock at December 31, 2012 and June 30, 2013.  At June 30, 2012, the Company owned 47,073,213 We maintain a custody account for our cash and securities in Germany that had a cash balance of $3,316 at June 30, 2013 and is reflected as Cash on our balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded.  The Company anticipates applying for listing on the GXG Markets during the third quarter 2013.  The Company's application will seek admission to the GXG Markets' First Quote segment, which is the new European stock exchange catering to early stage growth companies.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at June 30, 2013 as intercompany accounts.  At June 30, 2013 there were 22,427,370 shares held by shareholders other than the Company representing 35.9% of the outstanding common shares of AFPI as of that date.  This represents a non-controlling interest in AFPI that totaled $3,500,030 based on AFPI's outstanding total equity of $9,740,036 at June 30, 2013.  In addition, $26,522 in the net loss of AFPI of $73,808 for the six months ended June 30, 2013 has been attributed to the non-controlling interest of those stockholders.

Formation of Novofuel, Inc.

During the quarter ended March 31, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock.  Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, srl of Italy, which would merge its wholly-owned operating subsidiary into Novofuel.  The Company and Genport have executed a Term Sheet, are currently performing extensive due diligence, and are moving forward toward completion of a definitive agreement through which both parties would own 50% of Novofuel before any future financings.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  Cash equivalents at June 30, 2013 were $-0-.

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

Financial Instruments

At June 30, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2013 and June 30, 2012, as the impact of the potential common shares, which totaled approximately 342,813,000 (June 30, 2013) and 21,261,000 (June 30, 2012), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and six month periods ended June 30, 2013 and June 30, 2012 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted.

Note 3:  Related Party

Related Party Accounts Payable

The Company's president and treasurer accrue a monthly management fee from the Company of $8,000 and 2,000 and from AFPI of $7,500 and $3,500, respectively, for their services as managers.  This amount totaled $126,000 for the six month period ended June 30, 2013.  As of June 30, 2013, the Company owed $313,392 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations.  Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000.  The amount is capped at $150,000 per fiscal year.  During the six month period ended June, 2013, the Company expensed $2,069 under this bonus plan, and a total amount due of $1,052 remained unpaid at that date.

APTI pays a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions.  For the six months ended June 30, 2013, these management fees totaled $39,000. During the six month period ended June 30, 2013, $76,850 was paid and as of June 30, 2013, APTI owed $285 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services.  Rent expense totaled $7,200 for the six months ended June 30, 2013 with $1,200 accrued and payable as of that date.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable to related parties consisted of the following at June 30, 2013:

Management fees, rent and bonus payable to officers	$320,914

Accrued expenses payable to subsidiary officer	24,991

Total accounts payable, related party	$345,905

Related Party Notes Payable

AlumiFuel Power Corporation

At June 30, 2013 and 2012, the Company owed $500 and $1,555, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest.  There was $7 and $44 in accrued interest payable at June 30, 2013 and 2012, respectively.

At both June 30, 2013 and 2012, the Company owed the president of API  $1,511 in loans in demand notes with 8% interest.  As of June 30, 2013 and 2012 there was accrued interest payable of $304 and $184, respectively.

At June 30, 2013 and 2012, the Company owed $12,112 and $531, respectively, to a company owned by its president in demand notes with 8% interest.  These amounts include $12,100 and $12,160 loaned during the six month periods ended June 30, 2013 and 2012, respectively, along with payments of  $291 in principal and $9 in accrued interest during the 2013 period and $11,736 in principal and $113 in interest during the 2012 period.  There was $12 and $13 in accrued interest payable at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company owed $5,435 and $5,435, respectively, to a company affiliated with its Secretary in demand notes with 8% interest.  There was $843 and $408 in accrued interest payable at June 30, 2013 and 2012, respectively.

At both June 30, 2013 and 2012, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand.  As of June 30, 2013 and 2012, the Company owed $542 and $368, respectively, in accrued interest on these notes.

At both June 30, 2013 and 2012, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand.  As of both June 30, 2013 and 2012, $1,687 and $1,287 in accrued interest was payable at those dates, respectively.

At June 30, 2013 and 2012, the Company owed $0 and $3,976, respectively, to a company owned by the Company's officers in demand notes with an interest rate of 8%.  These amounts include $1,500 and $15,950 loaned during the six month periods ended June 30, 2013 and 2012, respectively, along with payments of  $1,500 in principal and $1 in accrued interest during the 2013 period and $13,242 in principal and $158 in interest during the 2012 period.  There was $0 and $41 in accrued interest payable at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company owed $9,590 and $12,476, respectively, to a corporation affiliated with the Company's officers in demand notes with interest at 8%.  There was $1,430 and $751 in accrued interest payable on these notes at June 30, 2013 and 2012, respectively.

At both June 30, 2013 and 2012, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%. There was $293 and $265 in accrued interest payable on these notes at June 30, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013 and 2012, the Company owed a corporation owned by the Company's secretary $2,000 and $3,000, respectively, in demand notes with interest of 8% per annum. These amounts include $4,500 and $9,270 loaned during the six month periods ended June 30, 2013 and 2012, respectively, along with payments of  $2,500 in principal and $2 in accrued interest during the 2013 period and $6,270 in principal and $4 in interest during the 2012 period.  There was $2 and $3 in accrued interest payable at June 30, 2013 and 2012, respectively.

At both June 30, 2013 and 2012, the Company owed $2,853 to an affiliate of the Company's president in notes carrying an interest rate of 8% per annum and due on demand.  There was $368 and $139 in accrued interest payable on these notes at June 30, 2013 and 2012, respectively.

As of both June 30, 2013 and 2012, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers.  Following those conversions, $235 in interest remained due and payable, which was outstanding at both June 30, 2013 and 2012.

Total

Total notes and interest payable to related parties consisted of the following at June 30, 2013 and 2012:

	2013	2012
Notes payable to officers; interest at 8% and due on demand	$500	$1,555

Notes payable to affiliates of Company officers; interest at 8% and due on demand	41,016	37,297

Notes payable, related party	41,516	38,852

Interest payable related party	8,088	6,103

Total principal and interest payable, related party	$49,604	$44,955

Note 4: Notes Payable

AlumiFuel Power Corporation

At June 30, 2013 and 2012, the Company owed $171,631 and $209,050, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the six months ended June 30, 2013, the trust loaned the Company $52,200 and sold $18,400 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company.  Please see Note 9 Capital Stock below for further information on this transaction. During the six month period ended June 30, 2012, the trust made $236,250 in additional loans and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company.  The Company made payments on these notes during the six month period ended June 30, 2013 totaling $17,109 in principal and $12,352 in accrued interest. The Company made payments on these notes during the six month period ended June 30, 2012 totaling $3,785 in principal and $915 in accrued interest. There was $7,832 and $3,016 in accrued interest payable on these notes at June 30, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At both June 30, 2013 and 2012, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $4,261 and $1,638 in accrued interest payable on these notes at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company owed an unaffiliated third party $92,088 and $26,000, respectively. These notes are due on demand and carry an interest rate of 8%. There was a total of $118,351 due to this party at December 31, 2012. An additional $33,421 was loaned during the six month period ended June 30, 2013. In the six month perioed ended June 30, 2012, $85,683 of these notes was purchased by an unaffiliated third party. There was $6,127 and $1,089 in accrued interest payable at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, the Company owed an unaffiliated third party $113,000 and $13,000, respectively. These amounts include $13,500 and $13,000 loaned in the six month periods ended June 30, 2013 and 2012, respectively. A total of $13,500 in principal and $925 in accrued interest was repaid during the six months ended June 30, 2013. In addition, $13,400 that was loaned in 2012 was also repaid. These notes carry current interest rates of 8% per annum. As of June 30, 2013 and 2012, there was $13,275 and $2,287 in accrued interest payable on these notes.

As of both June 30, 2013 and 2012, we owed an unaffiliated third party $6,000 in a demand note with 8% interest. As of June 30, 2013 and 2012, there was $705 and $225 in accrued interest payable on this note3.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both June 30, 2013 and 2012.

AlumiFuel Power, Inc.

At June 30, 2012, API owed $60,000 in promissory notes payable to an unaffiliated third party in accounts receivable financing that were repaid later in 2012. There was $1,050 and $3,450 in accrued interest payable on these notes as of June 30, 2013 and 2012, respectively.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both June 30, 2013 and 2012 of $25,000 with interest payable of $7,274 (2013) and $4,274 (2012).

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both June 30, 2013 and 2012.

During the six months ended June 30, 2013, the Company was loaned a total of Euro 75,000 from unaffiliated third parties. This amount represented $97,060 as of June 30, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of June 30, 2013, there was a total of $2,094 in interest payable on these notes

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both June 30, 2013 and 2012.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total

Notes and interest payable to others consisted of the following at June 30, 2013:

2013
Notes payable, non-affiliates; interest at 8% and due on demand	$415,451

Notes payable, non-affiliates; interest at 60% and due on demand	-

Notes payable, non-affiliates; interest at 24% and due on demand	-

Notes payable, non-affiliates; interest at 10% and due in March 2014	97,060

Notes payable, non-affiliates; interest at 12% and due on demand	25,000

Notes payable	537,511

Interest payable, non-affiliates	43,327

Total principal and interest payable, other	$580,838

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

During the six months ended June 30, 2013, the debenture holders converted a total of $37,000 in face value of the debentures to 2,466,667 shares of our common stock, or $0.015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $49,333 and as of June 30, 2013, the total face value of the Debentures outstanding was $10,000.

At June 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at June 30, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Debentures was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.0019	321%	0.5%

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

The fair value of the January 2012 Interest Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/2/12	$37,286	12 months	$0.0007	$0.0014	226%	0.11%

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to June 30, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $50,112 at June 30, 2013.

The fair value of the January 2012 Interest Note was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$50,012	12 months	$0.0013	366%	0.15%

September 2012 Convertible Note

In September 2012 we issued $35,000 of 6% unsecured convertible note with a private investor (the “Sept Debenture”).

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs totaling $11,500 are being amortized over the three year term of the Sept Debenture or such shorter period as the Sept Debenture may be outstanding. Accordingly, as the Sept Debenture is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2013, $1,917 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Sept Debenture resulted in an initial debt discount of $35,000 and an initial loss on the valuation of derivative liabilities of $35,000 for a derivative liability balance of $70,000 at issuance.

The fair value of the Sept Debenture was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
9/27/12	$70,000	3 years	$0.00005	$0.0002	271%	0.33%

During the six months ended June 30, 2013, the note holder converted a total of $19,180 in face value of the Sept Debenture to 5,203,702 shares of our common stock, or $0.004 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $38,630 and as of June 30, 2013, the total face value of the Sept Debenture outstanding was $15,820.

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding Sept Debenture. As a result, for the period from their issuance to June 30, 2013, the Company recorded no adjustment to the previously recorded liabilities resulting in a derivative liability balance of $31,640 at June 30, 2013.

The fair value of the Sept Debenture was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$31,640	3 years	$0.0013	321%	0.5%

2012 and 2013 Asher Convertible Notes

During the six month period ended June 30, 2012, the Company entered into four separate note agreements with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $134,000 on the following dates and in the following amounts (together the "2012 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
1/24/12	$36,000	October 19, 2012
3/7/12	$33,000	December 5, 2012
4/12/12	$32,500	January 16, 2013
5/10/12	$32,500	February 13, 2013

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six month period ended June 30, 2013, the Company entered into a note agreement with the same institutional investor for the issuance of a convertible promissory note in the aggregate amount of $27,500 on the following dates and in the following amounts (the "2013 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
5/31/13	$27,500	February 24, 2014

Together, the above notes comprise the "2012 and 2013 Asher Convertible Notes".

Among other terms, the 2012 and 2013 Asher Convertible Notes are due on the dates above, unless prepayment is required in certain events, as called for in the agreements. The 2012 and 2013 Asher Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. In addition, the 2012 and 2013 Asher Convertible Notes provide for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company.

The outstanding principal balance the 2012 and 2013 Asher Convertible Notes bear interest at eight percent (8%) per annum, payable in cash or shares of our common stock at the Conversion Price. Upon the occurrence of an Event of Default (as defined in the 2012 and 2013 Asher Convertible Notes), the Company is required to pay interest to the Holder of each outstanding note at twenty-two percent (22%) per annum and the Holder may at its option declare the 2012 and 2013 Asher Convertible Notes, together with all accrued and unpaid interest, to be immediately due and payable.

The Company is able at its option to prepay the 2012 and 2013 Asher Convertible Notes beginning ninety-one days following their issuance until 180 days following their issuance in an amount equal to 150% of the outstanding principal and interest. Further terms called for the Company to maintain sufficient authorized shares reserved for issuance under the 2012 and 2013 Asher Convertible Notes.

We received net proceeds from the 2012 Asher Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2012 Asher Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2012 Asher Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2013, all of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2012 Asher Convertible Notes resulted in total initial debt discounts of $134,000 and a total initial loss on the valuation of derivative liabilities of $96,167 for a derivative liability balance of $230,167 total for their issuances.

The fair value of the 2012 Asher Convertible Notes was calculated at each issue date utilizing the following assumptions:

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received net proceeds from the 2013 Asher Convertible Notes of $25,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2013 Asher Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of June 30, 2013, $278 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $27,500 and a total initial loss on the valuation of derivative liabilities of $22,000 for a derivative liability balance of $49,500 total at issuance.

The fair value of the 2013 Asher Convertible Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/31/13	$49,500	9 months	$0.0025	$0.0082	328%	0.11%

As of December 31, 2012, the total face value of the 2012 Asher Convertible Notes outstanding was $105,900 following issuance prior to that date.

During the six month period ended June 30, 2013, the 2012 Asher Convertible Notes holders converted a total of $40,900 in principal and $1,840 in interest to 11,339,320 shares of our common stock, or $0.004 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $66,000 and as of June 30, 2013, the total face value of the 2012 Asher Convertible Notes outstanding was $65,000.

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2012 Asher Convertible Notes. As a result, for the period from their issuance to June 30, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $115,767 resulting in a derivative liability balance of $114,400 at June 30, 2013.

The fair value of the 2012 Asher Convertible Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$114,400	9 months	$0.0013	327%	0.13%

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2013 Asher Convertible Notes. As a result, for the period from their issuance to June 30, 2013, the Company has recorded an adjustment and decreased the previously recorded liabilities by $1,100 resulting in a derivative liability balance of $48,400 at June 30, 2013.

The fair value of the 2013 Asher Convertible Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$48,400	9 months	$0.0013	327%	0.13%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2012 Convertible Notes

In October 2012 we issued $10,000 of 8% unsecured convertible note with a private investor at which time the investor also purchased $50,000 in existing notes from one of our third party note holders (together the “October Notes”).

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

The fair value of the October Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
10/12/12	$50,000	1 year	$0.00005	$0.0002	236%	0.18%
10/17/12	$10,000	1 year	$0.00005	$0.0002	236%	0.18%

As of December 31, 2012, the total face value of the October Notes outstanding was $27,500 following conversions made prior to that date.

During the six month period ended June 30, 2013, the October Notes holders converted a total of $17,500 in face value of the October Notes plus $514 in interest to 1,804,194 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $35,000 and as of June 30, 2013, the total face value of the October Notes outstanding was $10,000.

At June 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding October Notes. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $800 resulting in a derivative liability balance of $19,200 at June 30, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the October Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$19,200	1 year	$0.0013	367%	0.16%

February 2013 Notes

In February 2013, this investor purchased an additional note in the amount of $26,000 from one of our third party note holders (the "February 2013 Notes"). The February 2013 Notes may be converted at any time at the lower of a discount to market of $50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion, or $0.00005, as adjusted for splits and other events. This note has an interest rate of 8% per annum and is due in January 2014.

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

During the six month period ended June 30, 2013, the note holders converted a total of $16,992 in face value of the February 2013 Notes to 2,914,300 shares of our common stock, or $0.006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $16,992 and as of June 30, 2013, the total face value of the February 2013 Notes outstanding was $9,008.

The Company revalued the derivative liability balance of the remaining outstanding February 2013 Notes. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $34,705 resulting in a derivative liability balance of $17,295 at June 30, 2013.

The fair value of the February 2013 Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$17,295	1 year	$0.00005	304%	0.15%

May 2013 Notes

In May 2013 we issued $2,500 of 8% unsecured convertible note with the same private investor (the “May 2013 Notes”).

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other terms of the offering, the May 2013 Notes are due in February 2014 (the “Maturity Date”), unless prepayment is required in certain events, as called for in the agreements. The May 2013 Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. In addition, the May 2013 Notes provides for adjustments in the case of certain corporate actions.

The May 2013 Notes bear interest at eight percent (8%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price with a default interest rate of twenty-two percent (22%) per annum. The Company may redeem the May 2013 Notes for an amount equal to 150% of the redeemed amount.

The beneficial conversion feature (an embedded derivative) included in the May 2013 Notes resulted in an initial debt discount of $2,500 and an initial loss on the valuation of derivative liabilities of $2,232 for a derivative liability balance of $4,732 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/14/13	$4,732	1 year	$0.0013	$0.0025	365%	0.11%

At June 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding May 2013 Notes. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $68 resulting in a derivative liability balance of $4,800 at June 30, 2013.

The fair value of the May 2013 Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$4,800	1 year	$0.0013	367%	0.16%

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the October/November Notes resulted in an initial debt discount of $139,600 and an initial loss on the valuation of derivative liabilities of $143,000 for a derivative liability balance of $282,600 at issuance.

The fair value of the October/November Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
10/11/12	$13,000	9 months	$0.00005	$0.0002	208%	0.06%
11/15/12	$15,300	9 months	$0.000045	$0.0001	255%	0.16%
11/29/12	$50,000	9 months	$0.00005	$0.0001	255%	0.16%
11/30/12	$61,300	9 months	$0.00005	$0.0001	255%	0.16%

As of December 31, 2012 the total face value of the October/November Notes outstanding was $125,000.

During the six months ended June 30, 2013, the note holders converted a total of $20,840 in face value of the October/November Notes to 2,850,000 shares of our common stock, or $0.007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $43,820 and as of June 30, 2013, the total face value of the October/November Notes outstanding was $104,160.

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding October/November Notes. For the period from their issuance to June 30, 2013, there was a decrease of $99,278 to the previously recorded liabilities resulting in a derivative liability balance of $183,322 at June 30, 2013.

The fair value of the October/November Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$183,322	9 months	$0.0013	327%	0.13%

2013 Convertible Notes

In February and March 2013 a private investor purchased a total of $59,683 in existing notes from one of our third party note holders and loaned an additional $32,000 in new notes for a total of $91,683 (together the “2013 Convertible Notes”). The assumed note has an interest rate of 6% per annum. The new notes are due in December 2013 and have an 8% interest rate.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the2013 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/5/13	$59,683	6 months	$0.00005	$0.0001	271%	0.11%
3/7/13	$15,000	9 months	$0.00005	$0.0001	295%	0.13%
3/22/13	$17,000	9 months	$0.00005	$0.0001	295%	0.13%

During the six months ended June 30, 2013, the note holders converted a total of $5,720 in face value of the 2013 Convertible Notes to 4,400,000 shares of our common stock, or $0.0013 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $11,440 and as of June 30, 2013, the total face value of the 2013 Convertible Notes outstanding was $85,963.

At June 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to June 30, 2013, there was a decrease of $40,705 to the previously recorded liabilities resulting in a derivative liability balance of $142,662 at June 30, 2013.

The fair value of the 2013 Convertible Notes was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$142,662	9 months	$0.0013	327%	0.13%

JMJ Convertible Note

In June 2013 we issued $16,500 of 12% unsecured convertible note with a private investor (the “JMJ Convertible Note”).

Among other terms of the offering, the JMJ Convertible Note is due in May 2014 (the “Maturity Date”), unless prepayment is required in certain events, as called for in the agreements. The JMJ Convertible Note is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 60% of the lowest trading price per share of the Company’s common stock for the twenty-five (25) trading days immediately preceding the date of conversion. In addition, the JMJ Convertible Note provides for adjustments in the case of certain corporate actions.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The JMJ Convertible Note bears interest at twelve percent (12%) per annum, unless paid within the first three months in which case no interest is due, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price. In the event of a default, the company would owe 150% of the outstanding principal balance plus accrued interest.

The beneficial conversion feature (an embedded derivative) included in the JMJ Convertible Note resulted in an initial debt discount of $16,500 and an initial loss on the valuation of derivative liabilities of $15,180 for a derivative liability balance of $31,660 at issuance.

The fair value of the JMJ Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/6/13	$31,660	1 year	$0.0025	$0.0073	367%	0.14%

At June 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding JMJ Convertible Note. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $0 resulting in a derivative liability balance of $31,660 at June 30, 2013.

The fair value of the JMJ Convertible Note was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$31,660	1 year	$0.0013	365%	0.16%

Bohn Convertible Note

In May 2013 we issued a $20,000 8% unsecured convertible note with a private investor (the “Bohn Convertible Note”).

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other terms of the offering, the Bohn Convertible Note is due in November 2013 (the “Maturity Date”), unless prepayment is required in certain events, as called for in the agreements. The Bohn Convertible Note is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 75% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion. In addition, the Bohn Convertible Note provides for adjustments in the case of certain corporate actions.

The Bohn Convertible Note bears interest at eight percent (8%) per annum, payable (i) upon conversion, or (ii) on the Maturity Date, in cash or shares of our common stock at the Conversion Price. In the event of a default the interest rate increases to twelve percent (12%) per annum.

The beneficial conversion feature (an embedded derivative) included in the Bohn Convertible Note resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $11,429 for a derivative liability balance of $31,429 at issuance.

The fair value of the Bohn Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/6/13	$31,249	6 months	$0.0028	$0.0060	292%	0.08%

At June 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to June 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $3,771 resulting in a derivative liability balance of $35,200 at June 30, 2013.

The fair value of the Bohn Convertible Note was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$35,200	6 months	$0.0013	286%	0.11%

Wexford Convertible Note

In May 2013, we issued a $75,000 convertible note to the former landlord of API as part of a settlement agreement with respect to a Judgment by Confession entered against API in the Court of Common Pleas Philadelphia County in Philadelphia as described more fully in Note 7 - Commitments and Contingencies below. This note is due in May 2014 and carries an interest rate of 8% per annum. This note may be converted at any time beginning on November 30, 2013 into shares of our common stock at the average of the lowest three (3) Trading Prices for the common stock during the ten trading days prior to the Conversion Date. As this note is convertible at market, there is no imbedded derivative and therefore no corresponding derivative liability.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures and convertible notes and interest payable consisted of the following at June 30, 2013:

Short-term liabilities:	June 30, 2013

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000

2012 and 2013 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $92,500 face value net of discount of $24,444	68,056

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000

January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100

October 2012 Convertible Notes/Feb 2013 Notes/May 2013 Notes; non-affiliate; interest at 8%; due October 2013/January 2014; $21,508 face value net of discount of $10,235	11,273

October/November Convertible Notes; non-affiliate; interest at 8%; $104,160 face value net of discount of $23,147	81,013

2013 Convertible Notes; non-affiliate; interest at 8%; $85,963 face value net of discount of $28,037	57,926

JMJ Convertible Notes; non-affiliate; interest at 12%; $16,500 face value net of discount of $14,667	1,833

Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $16,667	3,333

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000

Total short-term convertible notes	$384,534

Interest payable, short-term convertible notes	81,327

Total principal and interest payable, short-term convertible notes	$465,853

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $15,820 face value; net of discount of $11,865	3,955

Interest payable, long-term convertible notes	1,089

Total principal and interest payable, other	$5,044

 ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Notes Receivable

At June 30, 2013 there was $206,353 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $1,400 was advanced in the six months ended June 30, 2013. During the six months ended June 30, 2013, FFFC was able to repay $41,250 in principal on these loans. In addition, the Company sold $25,000 of these loans to an unaffiliated third party. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $1,400 the six months ended June 30, 2013 and that is included in other selling, general and administrative expenses on the Company’s statement of operations for that period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the six month period ended June 30, 2013. As of June 30, 2012, FFFC owed the Company $275,898 and paid $31,680 against these notes. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of June 30, 2013 and 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1061 and $421 in accrued interest remained receivable at June 30, 2013 and 2012, respectively.

Note 6: Other Expense

Other expense for the three and six month periods ended June 30, 2013 and 2012 consisted of the following:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

General and administrative	$28,869	$41,614	$58,097	$102,057
Salaries and employee benefits	53,698	55,095	112,248	151,398
Legal and accounting	13,155	5,538	21,655	19,638
Bad debt expense (recovery)	(49,400)	-	(66,250)	-
Professional services	56,983	29,526	100,532	103,011
	$103,305	$131,773	$226,282	$376,104

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2012 of $118,647. During the six months ended June 30, 2013 an additional expense of $7,646 was recorded for a total accrued balance of $126,293 as of that date. This amount is included on the balance sheets at June 30, 2013 as “payroll liabilities”.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleged a breach of contract and event of default for API related to this lease. As of March 31, 2013, the Company had recorded $67,429 in rent expense that was included in "accounts payable, other" as of that date. The additional judgment amount totaling $360,803 was expensed as "litigation contingency" on our statements of operations and is recorded under the same name as a liability on balance sheets at March 31, 2013.

We have reached a Settlement Agreement with Wexford-UCSC II, L.P. Pursuant to the terms of the Settlement Agreement, the Company has paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 4 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. The dismissal of the action will follow shortly pursuant to the terms of the Agreement. As a result of this settlement, we recorded a gain of $351,232 listed as litigation contingency under "other income (expense" on our statements of operations for the difference between the total assessed damages of $428,232 and the settlement amount valued at $77,000.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,499 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment was made, the amount under capital leases was reduced to reflect the balance due under the lease. As of the March 31, 2013 payment, the lease was completed. During the six months ended June 30, 2013, a total of $387 was reduced in the "capital leases" account for payments made during the period.

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

Common Stock

During the six month period ended June 30, 2013, we issued a total of 30,960,683 shares of our common stock on the conversion of $160,514 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $280,198 in additional expense for the derivative liability for a total cost to the Company of $440,712 or $0.014 per share.

During the six month period ended June 30, 2013, we issued 1,840,000 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.01) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.02 per share.

Warrants

In March 2013, we issued a total of 150,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.02 per share. These warrants were valued at $3,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the six month period ended June 30, 2013.

In May 2013, we issued a total of 40,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.01 per share. These warrants were valued at $239 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the six month period ended June 30, 2013.

A summary of the activity of the Company’s outstanding warrants at December 31, 2012 and June 30, 2013 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2012	940,000	$0.40	$0.20

Granted	190,000	0.016	0.017
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at June 30, 2013	1,130,000	$0.43	$0.07

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2013:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	40,000	0.01	2.9 years

$0.20 to $0.80	1,050,000	0.39	2.8 years

$2.00	40,000	2.00	3.4 years

	1,130,000	$ 0.43	2.9 years

Note 10: Subsequent Events

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

During the six month period ended June 30, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, srl of Italy, which would merge its wholly-owned operating subsidiary into Novofuel. The Company and Genport have executed a Term Sheet and the parties are completing extensive due diligence and moving forward toward completion of a definitive agreement through which both parties would own 50% of Novofuel before any future financings.

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

During the six months ended June 30, 2013, we received a net of $260,641 from our financing activities, primarily from the issuance of notes payable from various sources totaling $313,280 including $98,500 in convertible notes. This was offset by payments on notes payable totaling $48,250. This compared to cash provided by financing activities of $310,032 in the six months ended June 30, 2012 derived from proceeds from the issuance of notes payable totaling $477,550, proceeds from sales of our common stock of $11,000, and sales of AFPI common stock by parent of $41,038. This was offset by payments on notes payable of $97,921 along with payments on redemption of preferred stock of $110,857.

In the six month period ended June 30, 2013, net cash used in operating activities was $258,955. This compared to net cash used in operating activities of $308,615 for six month period ended June 30, 2012. The 2013 amount included a $439,090 net loss that included approximately $278,280 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $227,208 related to our convertible notes as well as amortization of discount on debentures payable totaling $164,775. This compares to a net loss of $1,262,001 in the six months ended June 30, 2012 that included a non-cash loss of approximately $755,676 primarily from the change in fair value of derivative liability of $396,436 along with amortization of discount on debentures payable of $289,501 both related to our convertible debt.

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

(b)           Results of Operations

Six Month Period ended June 30, 2013 vs. June 30, 2012

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

For the six month period ended June 30, 2013, our total revenue was $13,440 from the PBIS-2000 modifications versus $61,134 from the sale of three PBIS-2000 units to the United State Air Force in the 2012 period. The costs of goods sold was $21,421 for gross loss of $7,981 for the period. Cost of goods sold was $32,918 during the 2012 period for a gross profit of $28,216. The loss from operations for the six month period ended June 30, 2013 was $405,318 versus $583,483 in the six month period ended June 30, 2012. As discussed more fully below, "other" SG&A expenses decreased significantly in the 2013 period as compared to the 2012 period accounting for a majority of the decrease. Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,088) for the six months ended June 30, 2012 with no similar credit or expense in 2013. The losses included $167,069 and $157,335 in 2013 and 2012, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $226,282 and $376,103 for “other” SG&A expenses in the six month periods ended June 30, 2013 and 2012, respectively, was comprised of the following:

	Six months ended June 30, 2013	Six months ended June 30, 2012
General and administrative	$58,097	$102,057
Salaries and employee benefits	112,248	151,398
Legal and accounting	21,655	19,638
Bad debt expense (recovery)	(66,250)	-
Professional services	100,532	103,011
	$226,282	$376,104

The “other” SG&A expense during the six months ended June 30, 2013 included a decrease in nearly all categories as the Company limited its operations due to lack of sufficient working capital. The Company recovered $66,250 in bad debt expense from payments received on notes receivable from FFFC in 2013 with no similar payments in the 2012 period.

The company recorded $(33,772) in “other income (expense)” during the six months ended June 30, 2013 as compared to $(678,518) in the six months ended June 30, 2012. This significant decrease is the direct result of a gain in "litigation contingency" on the settlement of the lawsuit with API's former landlord of $351,232. In addition, fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price decreased compared to the prior period resulting in a decreased change in the derivative liability. The Company experienced decreases in interest expense in the 2013 period versus the 2012 period.

Three Month Period ended June 30, 2013 vs. June 30, 2012

For the three month period ended June 30, 2013, our total revenue was $0 versus $61,134 from the sale of three PBIS-2000 units to the United State Air Force in the 2012 period. The costs of goods sold was therefore $0 for the 2013 period. Cost of goods sold was $32,918 during the 2012 period for a gross profit of $28,216. The loss from operations for the three month period ended June 30, 2013 was $186,921 versus $246,120 in the three month period ended June 30, 2012. As discussed more fully below, "other" SG&A expenses decreased significantly in the 2013 period as compared to the 2012 period accounting for a significant portion of the decrease along with a significant decrease in stock compensation expense. The losses included $83,215 and $72,975 in 2013 and 2012, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $103,306 and $131,773 for “other” SG&A expenses in the three month periods ended June 30, 2013 and 2012, respectively, was comprised of the following:

	Three months ended June 30, 2013	Three months ended June 30, 2012
General and administrative	$28,869	$41,614
Salaries and employee benefits	53,698	55,095
Legal and accounting	13,155	5,538
Bad debt expense (recovery)	(49,400)	-
Professional services	56,983	29,526
	$103,305	$131,773

The “other” SG&A expense during the three months ended June 30, 2013 included a decrease in several categories as the Company limited its operations due to lack of sufficient working capital. The Company recovered $49,400 in bad debt expense from payments received on notes receivable from FFFC in 2013 with no similar recovery in the 2012 period but saw an increase in professional services.

The company recorded $264,598 in “other income (expense)” during the three months ended June 30, 2013 as compared to $(82,684) in the three months ended June 30, 2012. This significant decrease is the direct result of a gain in "litigation contingency" on the settlement of the lawsuit with API's former landlord of $351,232 that occurred during the three months ended June 30, 2013. In addition, fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price decreased compared to the prior period resulting in a decreased change in the derivative liability. The Company also experienced decreased interest expense in the 2013 period versus the 2012 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2013 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended June 30, 2013, we issued a total of 23,005,822 shares of our common stock on the conversion of $69,432 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $138,064 in additional expense for the derivative liability for a total cost to the Company of $207,496 or $0.009 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION (Registrant)

Date: August 14, 2013	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer