Form 10-Q
period 2013-09-30
AlumiFuel Power Corp
filed 2013-11-19
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2013

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

Number of shares of common stock outstanding at November 1, 2013: 327,761,772

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

		Page

	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2

	Consolidated Statement of Operations for the Three and Nine months ended September 30, 2013 and the Three and Nine months ended September 30, 2012 (Unaudited)	F-3

	Consolidated Statement of Changes in Shareholders' Deficit for the Nine months ended September 30, 2013 (Unaudited)	F-4

	Consolidated Statement of Cash Flows for the Nine months ended September 30, 2013 and the Nine months ended September 30, 2012 (Unaudited)	F-5

	Notes to Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	33

Part II – Other Information		35

	Signatures	36

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash	$5,653	$5,216
Deposits	-	313
Prepaid expenses	-	-
Notes receivable (Note 4)	8,000	8,000
Work in progress (Note 1)	-	18,732
Other current assets	1,222	744

Total current assets	14,875	33,005

Property and equipment, less accumulated depreciation
of $7,199 (2013) and $5,780 (2012) (Note 1)	281	1,111
Deferred debt issuance costs (Note 4)	4,500	12,340

Total long-term assets	4,781	13,451

Total assets	$19,656	$46,456

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$365,303	$336,639
Accounts payable, other	531,642	571,424
Derivative liability, convertible notes payable (Note 4)	558,989	693,269
Notes payable, related party (Note 3)	47,129	27,207
Notes payable, other (Note 4)	594,031	489,373
Convertible notes payable, net of discount of
$63,921 (2013) and $137,253 (2012) (Note 4)	388,951	244,247
Litigation contingency (Note 7)	-	360,803
Payroll liabilities (Note 7)	130,170	118,647
Accrued expenses (Note 7)	453,846	298,463
Dividends payable (Note 9)	69,924	45,747
Accrued interest payable:
Interest payable, convertible notes (Note 4)	88,933	69,205
Interest payable, related party notes (Note 3)	8,912	7,008
Interest payable, notes payable other (Note 4)	57,244	30,521

Total current liabilities	3,295,074	3,292,553

Capital leases (Note 7)	-	389

Long-term convertible notes payable net of current portion, net of discount of $384 (2013) and $32,083 (2012)	1,116	2,917

Total long-term liabilities	1,116	3,306

Total liabilities	3,296,190	3,295,859

Commitments and contingencies	-	-

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2013) and 404,055 (2012) shares
issued and outstanding	404,055	404,055
Common stock, $.001 par value; 500,000,000 (2013) and
7,500,000,000 (2012) shares authorized,
235,920,054 (2013) and 22,238,636 (2012) shares
issued and outstanding	235,920	22,239
Additional paid-in capital	14,598,928	14,543,507
Accumulated deficit	(22,522,029)	(21,746,084)

Total shareholders' deficit of the Company	(7,283,126)	(6,776,283)

Non-controlling interest (Note 1)	4,006,592	3,526,880

Total shareholders' deficit	(3,276,534)	(3,249,403)

Total liabilities and shareholders' deficit	$19,656	$46,456

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenue (Note 1)
Reactor sales	$-	-	$13,440	61,134
Consulting fees	-	$-	-	$-
Total revenue	-	-	13,440	61,134

Cost of goods sold (Note 1)	-	-	(21,421)	(32,918)

Gross loss	-	-	(7,981)	28,216

Operating costs and expenses:
Reactor production	-	-	-	(7,089)
Product development expense (Note 1)	-	-	-	593
Selling, general and administrative expenses
Related party (Note 3)	83,711	93,525	250,780	250,860
Stock-based compensation (Note 9)	-	37,500	3,239	121,081
Depreciation	84	588	831	1,763
Other (Note 6)	105,380	118,135	331,662	494,239

Total operating costs and expenses	(189,176)	(249,748)	(586,512)	(861,447)

Loss from operations	(189,176)	(249,748)	(594,493)	(833,231)

Other income (expense)
Litigation contingency (Note 7)	-	-	351,232	-
Interest (expense) income, amortization
of convertible note discount (Note 4)	(102,159)	(80,647)	(341,025)	(374,315)
Interest expense (Notes 3 & 4)	(34,036)	6,616	(85,382)	(81,782)
Fair value adjustment of derivative liabilities (Note 4)	(11,485)	(35,000)	(106,277)	(331,452)
	(147,679)	(109,031)	(181,452)	(787,549)

Loss before income taxes	(336,855)	(358,779)	(775,945)	(1,620,780)

Income tax provision (Note 8)	-	-	-	-

Net loss	(336,855)	(358,779)	(775,945)	(1,620,780)

Net loss attributable to non-controlling interest (Note 1)	21,950	11,800	48,472	29,689

Net loss attributable to Company	$(314,905)	$(346,979)	$(727,473)	$(1,591,091)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.22)

Weighted average common shares
outstanding (Notes 1 & 9)	131,161,731	11,605,069	47,407,115	7,320,910

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Nine months ended September 30, 2013
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2012 (Restated)	22,238,636	$22,239	404,055	$405,055	14,543,507	$(21,746,084)	$3,526,880	$(3,249,403)

May 2013, Reverse stock split (1 for 200)
shares issued for fractional shares	641	-	-	-	-	-	-	-

January through September 2013, issuance of common
stock to convertible noteholders (Notes 4 & 9)	211,840,777	211,841	-	-	515,411	-	-	727,252

January through September 2013, issuance of common
stock on conversion of debt (Notes 4 & 9)	1,840,000	1,840	-	-	34,960	-	-	36,800

January through September 2013, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(24,178)	-	-	(24,178)

January through September 2013, issuance of warrants
to purchase common stock (Note 9)	-	-	-	-	3,239	-	-	3,239

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	5,700	-	-	5,700

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(479,711)	-	431,240	(48,471)

Net loss	-	-	-	-	-	(775,945)	48,472	(727,473)

Balance at September 30, 2013	235,920,054	$235,920	404,055	$405,055	$14,598,928	$(22,522,029)	$4,006,592	$(3,276,534)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(775,945)	$(1,620,780)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 9)	254,886	62,577
Stock based compensation (Note 9)	3,239	121,081
Debt issuance costs (Note 4)	14,340	31,084
Beneficial conversion feature (Note 9)	18,400	-
Allowance for bad debt (Note 5)	-	8,780
Recovery of bad debt expense (Note 5)	(87,200)	-
Depreciation and amortization	831	1,764
Change in fair value of derivative liability (Note 4)	(88,926)	366,436
Amortization of discount on debentures payable (Note 3)	266,934	335,148
Change in non-controlling interest (Note 1)	(42,655)	(5,108)
Changes in operating assets and liabilities:
Accounts and other receivables	60,321	(9,260)
Work in progress	18,732	(9,000)
Prepaid expenses and other assets	314	472
Accounts payable and accrued expenses	(157,067)	197,475
Related party payables (Note 3)	28,663	136,033
Dividends payable (Note 9)	24,177	(25,197)
Interest payable	78,929	23,190
Net cash used in operating activities	(382,027)	(385,305)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	131,000	219,000
Proceeds from notes payable, related (Note 3)	24,600	52,470
Proceeds from notes payable, other (Note 4)	268,600	313,990
Prodeeds from sales of notes receivable (Note 5)	25,000	-
Proceeds from sales of common stock (Note 9)	-	5,000
Proceeds from sales of subsidiary equity (Notes 1 & 9)	-	62,782
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	-	-
Payments under capital leases (Note 7)	(389)	(1,166)
Payments on notes payable (Note 4)	(49,959)	(63,835)
Payments on notes payable, related (Note 3)	(4,678)	(54,557)
Payments to placement agents (Note 4)	(6,500)	(21,500)
Payments on convertible notes payable (Note 4)	(5,000)	-
Payments on redemption of preferred stock (Note 4)	-	(110,857)
Net cash provided by financing activities	382,674	401,327

Net change in cash and cash equivalents	647	16,022

Cash and cash equivalents:
Beginning of period	5,216	2,628

End of period	$5,863	$18,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$13,353	$7,533

Noncash financing transactions:
Notes and interest payable converted to stock	$109,482	$454,650

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended September 30, 2013 and 2012 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc.(“API”), AlumiFuel Power Technologies, Inc. ("APTI"), newly formed subsidiary Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the nine months ended September 30, 2013, and has an accumulated deficit of $22,522,029 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

On April 24, 2013, the Company effected a one-for-two hundred (1 for 200) reverse stock split. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2012 and September 30, 2012 was 62,411,864. There were 68,114,864 shares outstanding at September 30, 2013.

During the year ended December 31, 2012, the Company sold a total of 8,373,271 shares of AFPI and during the nine months ended September 30, 2013 issued 5,700,000 shares valued at $5,700 in transactions with noteholders. The Company owned 39,984,494 shares of AFPI common stock at December 31, 2012 and September 30, 2013. At September 30, 2012, the Company owned 46,484,813 shares. We maintain a custody account for our cash and securities in Germany that had a cash balance of $3,417 at September 30, 2013 and is reflected as Cash on our balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded. The Company anticipates applying for listing on the GXG Markets on which it will seek admission to the GXG Markets' First Quote segment, which is the new European stock exchange catering to early stage growth companies.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at September 30, 2013 as intercompany accounts. At September 30, 2013 there were 28,127,370 shares held by shareholders other than the Company representing 41% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $4,006,592 based on AFPI's outstanding total equity of $9,702,167 at September 30, 2013. In addition, $48,471 in the net loss of AFPI of $117,377 for the nine months ended September 30, 2013 has been attributed to the non-controlling interest of those stockholders.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Formation of Novofuel, Inc.

During the nine month period ended September 30, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture.

On closing of a capital investment, NovoFuel common shares are to be allocated to Genport shareholders in exchange for 100% of Genport shares. Although Genport would then be a wholly-owned subsidiary of NovoFuel, Genport, SrL would retain its status as an Italian company under Italian law. Following the closing of the transaction, NovoFuel will have operations in the United States and Italy.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 30, 2013 were $-0-.

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

Financial Instruments

At September 30, 2013, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended September 30, 2013 and September 30, 2012, as the impact of the potential common shares, which totaled approximately 1,109,000,000 (September 30, 2013) and 23,375,000 (September 30, 2012), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for the three and nine month periods ended September 30, 2013 and September 30, 2012 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and no pronouncements were adopted.

Note 3:  Related Party

Related Party Accounts Payable

The Company's president and treasurer accrue a monthly management fee from the Company of $8,000 and 2,000 and from AFPI of $7,500 and $3,500, respectively, for their services as managers. This amount totaled $189,000 for the nine month period ended September 30, 2013. As of September 30, 2013, the Company owed $326,392 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the nine month period ended September 30, 2013, the Company expensed $3,280 under this bonus plan, and a total amount due of $2,264 remained unpaid at that date.

APTI pays a management fee of $6,500 per month to a company owned by the Company’s officers for services related to their bookkeeping, accounting and corporate governance functions. For the nine months ended September 30, 2013, these management fees totaled $58,500. During the nine month period ended September 30, 2013, $92,450 was paid and as of September 30, 2013, APTI owed $4,185 in accrued fees and related expenses.

The Company rents office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at the rate of $1,200 per month, based on the amount of space occupied by the Company and use of the office equipment and services. Rent expense totaled $10,800 for the nine months ended September 30, 2013 with $2,400 accrued and payable as of that date.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable to related parties consisted of the following at September 30, 2013:

Management fees, rent and bonus payable to officers	$339,176

Accrued expenses payable to subsidiary officer	26,127

Total accounts payable, related party	$365,303

Related Party Notes Payable

AlumiFuel Power Corporation

At September 30, 2013 and 2012, the Company owed $500 and $3,055, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest. There was $18 and $102 in accrued interest payable at September 30, 2013 and 2012, respectively.

At both September 30, 2013 and 2012, the Company owed the president of APTI $1,511 in loans in demand notes with 8% interest. As of September 30, 2013 and 2012 there was accrued interest payable of $335 and $214, respectively.

At September 30, 2013 and 2012, the Company owed $17,725 and $303, respectively, to a company owned by its president in demand notes with 8% interest. These amounts include $18,100 and $18,550 loaned during the nine month periods ended September 30, 2013 and 2012, respectively, along with payments of $678 in principal and $22 in accrued interest during the 2013 period and $18,365 in principal and $185 in interest during the 2012 period. There was $242 and $1 in accrued interest payable at September 30, 2013 and 2012, respectively.

At September 30, 2013 and 2012, the Company owed $5,435 and $5,435, respectively, to a company affiliated with its Secretary in demand notes with 8% interest. There was $953 and $517 in accrued interest payable at September 30, 2013 and 2012, respectively.

At both September 30, 2013 and 2012, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of September 30, 2013 and 2012, the Company owed $585 and $412, respectively, in accrued interest on these notes.

At both September 30, 2013 and 2012, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand. As of both September 30, 2013 and 2012, $1,787 and $1,388 in accrued interest was payable at those dates, respectively.

At September 30, 2013 and 2012, the Company owed $0 and $869, respectively, to a company owned by the Company's officers in demand notes with an interest rate of 8%.These amounts include $1,500 and $15,950 loaned during the nine month periods ended September 30, 2013 and 2012, respectively, along with payments of $1,500 in principal and $1 in accrued interest during the 2013 period and $16,349 in principal and $231 in interest during the 2012 period. There was $0 and $6 in accrued interest payable at September 30, 2013 and 2012, respectively.

At September 30, 2013 and 2012, the Company owed $9,590 and $11,008, respectively, to a corporation affiliated with the Company's officers in demand notes with interest at 8%. There was $1,624 and $948 in accrued interest payable on these notes at September 30, 2013 and 2012, respectively.

At both September 30, 2013 and 2012, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%.There was $300 and $272 in accrued interest payable on these notes at September 30, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2013 and 2012, the Company owed a corporation owned by the Company's secretary $2,000 and $0, respectively, in demand notes with interest of 8% per annum. These amounts include $4,500 and $9,270 loaned during the nine month periods ended September 30, 2013 and 2012, respectively, along with payments of $2,500 in principal and $2 in accrued interest during the 2013 period and $9,270 in principal and $6 in interest during the 2012 period. There was $42 and $2 in accrued interest payable at September 30, 2013 and 2012, respectively.

At both September 30, 2013 and 2012, the Company owed $2,853 to an affiliate of the Company's president in notes carrying an interest rate of 8% per annum and due on demand. There was $426 and $197 in accrued interest payable on these notes at September 30, 2013 and 2012, respectively.

As of both September 30, 2013 and 2012, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both September 30, 2013 and 2012.

Total

Total notes and interest payable to related parties consisted of the following at September 30, 2013 and 2012:

	2013	2012
Notes payable to officers; interest at 8% and due on demand	$2,011	$4,566

Notes payable to affiliates of Company officers; interest at 8% and due on demand	45,118	27,983

Notes payable, related party	47,129	32,549

Interest payable related party	8,912	6,659

Total principal and interest payable, related party	$56,041	$39,208

Note 4:  Notes Payable

AlumiFuel Power Corporation

At September 30, 2013 and 2012, the Company owed $183,731 and $254,350, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the nine months ended September 30, 2013, the trust loaned the Company $74,200 and sold $28,300 in principal on these notes to unaffiliated third parties that converted that balance to convertible notes and/or common stock of the Company. Please see Note 9 Capital Stock below for further information on these transactions. During the nine month period ended September 30, 2012, the trust made $281,550 in additional loans and sold $33,150 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. The Company made payments on these notes during the nine month period ended September 30, 2013 totaling $17,018 in principal and $12,352 in accrued interest. The Company made payments on these notes during the nine month period ended September 30, 2012 totaling $3,785 in principal and $915 in accrued interest. There was $11,335 and $6,356 in accrued interest payable on these notes at September 30, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At both September 30, 2013 and 2012, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $4,921 and $2,299 in accrued interest payable on these notes at September 30, 2013 and 2012, respectively.

At September 30, 2013 and 2012, the Company owed an unaffiliated third party $99,588 and $26,000, respectively. These notes are due on demand and carry an interest rate of 8%. There was a total of $118,351 due to this party at December 31, 2012. An additional $40,921 was loaned during the nine month period ended September 30, 2013. In the nine month period ended September 30, 2012, $85,683 of these notes was purchased by an unaffiliated third party. There was $7,749 and $1,613 in accrued interest payable at September 30, 2013 and 2012, respectively.

At September 30, 2013 and 2012, the Company owed an unaffiliated third party $113,000 and $26,440, respectively. These amounts include $19,500 and $26,440 loaned in the nine month periods ended September 30, 2013 and 2012, respectively. A total of $19,500 in principal and $975 in accrued interest was repaid during the nine months ended September 30, 2013. In addition, $13,400 that was loaned in 2012 was also repaid. These notes carry current interest rates of 8% per annum. As of September 30, 2013 and 2012, there was $17,257 and $4,332 in accrued interest payable on these notes.

As of both September 30, 2013 and 2012, we owed an unaffiliated third party $6,000 in a demand note with 8% interest. As of September 30, 2013 and 2012, there was $826 and $345 in accrued interest payable on this note 3.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both September 30, 2013 and 2012.

AlumiFuel Power, Inc.

During the period ended September 30, 2012, API paid $60,000 in promissory notes payable to an unaffiliated third party in accounts receivable financing. There was $2,400 in accrued interest paid on these notes during that period and there was $1,050 and $3,450 in unpaid interest due at September 30, 2013 and 2012, respectively.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30,2011. No further payments have been made on this note leaving a balance due at both September 30, 2013 and 2012 of $25,000 with interest payable of $8,030 (2013) and $5,030 (2012).

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both September 30, 2013 and 2012.

During the nine months ended September 30, 2013, the Company was loaned a total of Euro 103,400 from unaffiliated third parties. This amount represented $133,980 as of September 30, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of September 30, 2013, there was a total of $5,367 in interest payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties.  Following those conversions, $647 in interest remained due and payable, which was outstanding at both September 30, 2013 and 2012.

Total

Notes and interest payable to others consisted of the following at September 30, 2013:

2013
Notes payable, non-affiliates; interest at 8% and due on demand	$435,051

Notes payable, non-affiliates; interest at 60% and due on demand	-

Notes payable, non-affiliates; interest at 24% and due on demand	-

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2014	133,980

Notes payable, non-affiliates; interest at 12% and due on demand	25,000

Notes payable	594,031

Interest payable, non-affiliates	57,244

Total principal and interest payable, other	$651,275

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

During the nine months ended September 30, 2013, the debenture holders converted a total of $37,000 in face value of the debentures to 2,466,667 shares of our common stock, or $0.015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $49,333 and as of September 30, 2013, the total face value of the Debentures outstanding was $10,000.

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at September 30, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Debentures was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.00045	330%	0.63%

January 2012 Interest Note

In January 2012, we converted a total of $26,100 in interest payable on $75,000 in notes of the Company and AFPI to an unaffiliated note holder to a convertible note. This note is due in January 2013 and carries an interest rate of 8% per annum. The note is convertible into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion.

The beneficial conversion feature (an embedded derivative) included in the January 2012 Interest Note resulted in an initial debt discount of $26,100 and an initial loss on the valuation of derivative liabilities of $11,186 for a derivative liability balance of $37,286 at issuance.

At September 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to September 30, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at September 30, 2013.

The fair value of the January 2012 Interest Note was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	12 months	$0.0003	341%	0.12%

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

Debt issuance costs totaling $11,500 are being amortized over the three year term of the Sept Debenture or such shorter period as the Sept Debenture may be outstanding. Accordingly, as the Sept Debenture is converted to common stock, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2013, $1,917 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the Sept Debenture resulted in an initial debt discount of $35,000 and an initial loss on the valuation of derivative liabilities of $35,000 for a derivative liability balance of $70,000 at issuance.

During the nine months ended September 30, 2013, the note holder converted a total of $33,500 in face value of the Sept Debenture to 26,017,640 shares of our common stock, or $0.0013 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $67,000 and as of September 30, 2013, the total face value of the Sept Debenture outstanding was $1,500.

At September 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding Sept Debenture. As a result, for the period from their issuance to September 30, 2013, the Company recorded a $32,000 adjustment to the previously recorded liabilities resulting in a derivative liability balance of $3,000 at September 30, 2013.

The fair value of the Sept Debenture was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$3,000	3 years	$0.0003	330%	0.63%

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

During the nine month period ended September 30, 2013, the Company entered into note agreements with the same institutional investor for the issuance of convertible promissory notes in the aggregate amount of $50,000 on the following dates and in the following amounts (the "2013 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
5/31/13	$27,500	February 24, 2014
7/31/13	$22,500	April 22, 2014

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

We received net proceeds from the 2012 Asher Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2012 Asher Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2012 Asher Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2013, all of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2012 Asher Convertible Notes resulted in total initial debt discounts of $134,000 and a total initial loss on the valuation of derivative liabilities of $96,167 for a derivative liability balance of $230,167 total for their issuances.

We received net proceeds from the 2013 Asher Convertible Notes of $45,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. Accordingly, as the 2013 Asher Convertible Notes are converted to common stock prior to their expiration date, that amount of debt issuance costs attributable to the amounts converted will be accelerated and expensed as of the applicable conversion dates. As of September 30, 2013, $1,667 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $50,000 and a total initial loss on the valuation of derivative liabilities of $38,500 for a derivative liability balance of $88,500 total at issuance.

The fair value of the 2013 Asher Convertible Notes was calculated at each issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/31/13	$49,500	9 months	$0.0025	$0.0082	328%	0.11%
7/31/13	$39,000	9 months	$0.00075	$0.0016	313%	0.11%

As of December 31, 2012, the total face value of the 2012 Asher Convertible Notes outstanding was $105,900 following issuance prior to that date.

During the nine month period ended September 30, 2013, the 2012 Asher Convertible Notes holders converted a total of $100,800 in principal and $5,360 in interest to 117,962,476 shares of our common stock, or $0.0009 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $187,224 and as of September 30, 2013, the total face value of the 2012 Asher Convertible Notes outstanding was $5,100.

At September 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2012 Asher Convertible Notes. As a result, for the period from their issuance to September 30, 2013, the Company has recorded an adjustment and decreased the previously recorded liabilities by $221,667 resulting in a derivative liability balance of $8,500 at September 30, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2012 Asher Convertible Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$8,500	9 months	$0.0003	301%	0.10%

At September 30, 2013, the Company revalued the derivative liability balance of the outstanding 2013 Asher Convertible Notes totaling $50,000 in face value.  As a result, for the period from their issuance to September 30, 2013, the Company has recorded an adjustment and decreased the previously recorded liabilities by $5,167 resulting in a derivative liability balance of $83,333 at September 30, 2013.

The fair value of the 2013 Asher Convertible Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$83,333	9 months	$0.0003	301%	0.10%

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

During the nine month period ended September 30, 2013, the October Notes holders converted a total of $17,500 in face value of the October Notes plus $514 in interest to 1,804,194 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $35,000 and as of September 30, 2013, the total face value of the October Notes outstanding was $10,000.

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding October Notes. Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $100,000 resulting in a derivative liability balance of $20,000 at September 30, 2013.

The fair value of the October Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$20,000	1 year	$0.0003	341%	0.12%

February 2013 Notes

In February 2013, this investor purchased an additional note in the amount of $26,000 from one of our third party note holders (the "February 2013 Notes"). The February 2013 Notes may be converted at any time at the lower of a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion, or $0.00005, as adjusted for splits and other events.  This note has an interest rate of 8% per annum and is due in January 2014.

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

During the nine month period ended September 30, 2013, the note holders converted a total of $26,000 in face value of the February 2013 Notes to 13,852,300 shares of our common stock, or $0.0019 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $52,000 and as of September 30, 2013, the total face value of the February 2013 Notes outstanding was $0.

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

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding May 2013 Notes totaling $2,500. Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $268 resulting in a derivative liability balance of $5,000 at September 30, 2013.

The fair value of the May 2013 Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$5,000	1 year	$0.0003	341%	0.12%

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

During the nine months ended September 30, 2013, the note holders converted a total of $26,321 in face value of the October/November Notes to 14,750,000 shares of our common stock, or $0.0018 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $52,927 and as of September 30, 2013, the total face value of the October/November Notes outstanding was $98,679.

At September 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding October/November Notes. For the period from their issuance to September 30, 2013, there was a decrease of $118,135 to the previously recorded liabilities resulting in a derivative liability balance of $164,465 at September 30, 2013.

The fair value of the October/November Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$164,465	9 months	$0.0003	301%	0.10%

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

The fair value of the 2013 Convertible Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/5/13	$59,683	6 months	$0.00005	$0.0001	271%	0.11%
3/7/13	$15,000	9 months	$0.00005	$0.0001	295%	0.13%
3/22/13	$17,000	9 months	$0.00005	$0.0001	295%	0.13%

During the nine months ended September 30, 2013, the note holders converted a total of $8,990 in face value of the 2013 Convertible Notes to 13,100,000 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $16,673 and as of September 30, 2013, the total face value of the 2013 Convertible Notes outstanding was $82,693.

At September 30, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to September 30, 2013, there was a decrease of $45,545 to the previously recorded liabilities resulting in a derivative liability balance of $137,822 at September 30, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2013 Convertible Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$137,822	9 months	$0.0003	301%	0.10%

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

The beneficial conversion feature (an embedded derivative) included in the JMJ Convertible Note resulted in an initial debt discount of $16,500 and an initial loss on the valuation of derivative liabilities of $15,180 for a derivative liability balance of $31,680 at issuance.

The fair value of the JMJ Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
6/6/13	$31,660	1 year	$0.0025	$0.0073	367%	0.14%

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding JMJ Convertible Note. Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $4,180 resulting in a derivative liability balance of $27,500 at September 30, 2013.

The fair value of the JMJ Convertible Note was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$27,500	1 year	0.00036	341%	0.012%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note.  Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $1,905 resulting in a derivative liability balance of $33,334 at September 30, 2013.

The fair value of the Bohn Convertible Note was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$33,334	6 months	$0.0003	313%	0.04%

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

WHC Capital Note

During the quarter ended September 30 2013, an unaffiliated institutional investor purchased two totaling $9,900 from one of our third party note holders and issued a new note in the amount of $5,000 for a total of $14,900 in amounts due (the "WHC Notes"). The WHC Notes may be converted at any time a a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This note has an interest rate of 8% per annum and is due in June 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the WHC Notes resulted in an initial debt discount of $14,900 and an initial loss on the valuation of derivative liabilities of $10,178 for a derivative liability balance of $25,078 at issuance.

The fair value of the WHC Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
7/25/13	18,078	11 months	0.00115	0.0019	337%	0.12%
8/13/13	7,000	11 months	0.0005	0.0014	396%	0.11%

During the nine month period ended September 30, 2013, the note holders converted a total of $8,600 in face value of the WHC Notes to 21,905,000 shares of our common stock, or $0.0004 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $15,704 and as of September 30, 2013, the total face value of the WHC Notes outstanding was $6,300.

At September 30, 2013 the Company revalued the derivative liability balance of the remaining outstanding WHC Notes. Therefore, for the period from their issuance to September 30, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $14,578 resulting in a derivative liability balance of $10,500 at September 30, 2013.

The fair value of the WHC Notes was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$10,500	11 months	0.0003	323%	0.12%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures and convertible notes and interest payable consisted of the following at September 30, 2013:

Short-term liabilities:	September 30, 2013

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000

2012 and 2013 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $55,100 face value net of discount of $32,778	22,322

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000

January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100

October 2012 Convertible Notes/Feb 2013 Notes/May 2013 Notes; non-affiliate; interest at 8%; due October 2013/January 2014; $12,500 face value net of discount of $1,979	10,521

October/November Convertible Notes; non-affiliate; interest at 8%; $98,679 face value net of discount of $0	98,679

2013 Convertible Notes; non-affiliate; interest at 8%; $82,693 face value net of discount of $8,377	74,316

JMJ Convertible Notes; non-affiliate; interest at 12%; $16,500 face value net of discount of $9,167	7,333

Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $6,667	13,333

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000

WHC Convertible Note; non-affiliate; interest at 8%; $6,300 face value net of discount of $4,953	1,347

Total short-term convertible notes	$388,951

Interest payable, short-term convertible notes	87,736

Total principal and interest payable, short-term convertible notes	$476,687

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $1,500 face value; net of discount of $384	1,116

Interest payable, long-term convertible notes	1,197

Total principal and interest payable, other	$2,313

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Notes Receivable

At September 30, 2013 there was $185,403 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $1,400 was advanced in the nine months ended September 30, 2013. During the nine months ended September 30, 2013, FFFC was able to repay $62,200 in principal on these loans. In addition, the Company sold $25,000 of these loans to an unaffiliated third party. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $1,400 the nine months ended September 30, 2013 and that is included in other selling, general and administrative expenses on the Company’s statement of operations for that period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the nine month period ended September 30, 2013. As of September 30, 2012, FFFC owed the Company $316,358 and paid $44,580 in interest payable against these notes. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)"in our statements of operations while interest income is offset against interest expense.

As of September 30, 2013 and 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 and $581 in accrued interest remained receivable at September 30, 2013 and 2012, respectively.

Note 6:  Other Expense

Other expense for the three and ninemonth periods ended September 30, 2013 and 2012 consisted of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
General and administrative	$30,853	$39,177	$88,949	$141,234
Salaries and employee benefits	59,863	52,716	172,111	204,114
Legal and accounting	4,780	9,450	26,435	29,088
Bad debt expense (recovery)	(20,950)	-	(87,200)	-
Professional services	30,835	16,792	131,367	119,803
	$105,381	$118,135	$331,662	$494,239

Note 7:  Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2012 of $118,647. During the nine months ended September 30, 2013 an additional expense of $11,253 was recorded for a total accrued balance of $130,170 as of that date. This amount is included on the balance sheets at September 30, 2013 as “payroll liabilities”.

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

We reached a Settlement Agreement with Wexford-UCSC II, L.P. Pursuant to the terms of the Settlement Agreement, the Company has paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 4 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. The dismissal of the action will follow shortly pursuant to the terms of the Agreement. As a result of this settlement, we recorded a gain of $351,232 listed as litigation contingency under "other income (expense" on our statements of operations for the difference between the total assessed damages of $428,232 and the settlement amount valued at $77,000.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,499 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment was made, the amount under capital leases was reduced to reflect the balance due under the lease. As of the March 31, 2013 payment, the lease was completed. During the nine months ended September 30, 2013, a total of $387 was reduced in the "capital leases" account for payments made during the period.

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

Common Stock

During the nine month period ended September 30, 2013, we issued a total of 211,840,777 shares of our common stock on the conversion of $283,511 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $443,741 in additional expense for the derivative liability for a total cost to the Company of $727,252 or $0.0034 per share.

During the nine month period ended September 30, 2013, we issued 1,840,000 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.01) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.02 per share.

Warrants

In March 2013, we issued a total of 150,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.02 per share. These warrants were valued at $3,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the nine month period ended September 30, 2013.

In May 2013, we issued a total of 40,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.01 per share. These warrants were valued at $239 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the nine month period ended September 30, 2013.

A summary of the activity of the Company’s outstanding warrants at December 31, 2012 and September 30, 2013 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2012	940,000	$0.40	$0.20

Granted	190,000	0.016	0.017
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at September 30, 2013	1,130,000	$0.43	$0.07

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of September 30, 2013:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	40,000	0.01	2.7years

$0.20 to $0.80	1,050,000	0.39	2.6years

$2.00	40,000	2.00	3.2 years

	1,130,000	$ 0.43	2.7 years

Note 10:  Subsequent Events

On October 14, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 510,000,000 shares to 760,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine month period ended September 30, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture.

On closing of a capital investment, NovoFuel common shares are to be allocated to Genport shareholders in exchange for 100% of Genport shares. Although Genport would then be a wholly-owned subsidiary of NovoFuel, Genport, SrL would retain its status as an Italian company under Italian law. Following the closing of the transaction, NovoFuel will have operations in the United States and Italy.

The focus of Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the United States and Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2012 and 2011, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations, not including any financing contemplated for the Novofuel/Genport transaction. This amount also does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as the potential for very minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2012, during 2013 and 2014 we anticipate a significant amount of capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 65% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the nine months ended September 30, 2013, we received a net of $382,674 from our financing activities, primarily from the issuance of notes payable from various sources totaling $424,200 including $131,000 in convertible notes. This was offset by payments on notes payable totaling $49,959. This compared to cash provided by financing activities of $401,327 in the nine months ended September 30, 2012 derived from proceeds from the issuance of notes payable totaling $585,460, proceeds from sales of our common stock of $5,000, and sales of AFPI common stock by parent of $62,782. This was offset by payments on notes payable of $118,392 along with payments on redemption of preferred stock of $110,857.

In the nine month period ended September 30, 2013, net cash used in operating activities was $382,027. This compared to net cash used in operating activities of $385,305 for nine month period ended September 30, 2012. The 2013 amount included a $775,945 net loss that included approximately $339,849 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $254,886 related to our convertible notes as well asamortization of discount on debentures payable totaling $266,934 that was offset by the change in fair value of derivative liabilities of $(88,926). This compares to a net loss of $1,620,780 in thenine months ended September 30, 2012 that included a non-cash loss of approximately $921,762 primarily from the change in fair value of derivative liability of $366,436 along with amortization of discount on debentures payable of $335,148 both related to our convertible debt.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs.Our inability to access various capital markets or acceptable financing could have a material adverse effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern.

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

(b) Results of Operations

Nine Month Period ended September 30, 2013 vs. September 30, 2012

In September 2012, the Company received a purchase order from the United State Air Force Strategic Operations Command to make modification to a previously delivered PBIS-2000 portable balloon inflation device. This order was delivered in the first quarter of 2013 and accordingly revenue of $13,440 for these modifications was recorded in the first quarter of 2013. We had previously recorded an asset as "Work in progress" on our balance sheet at December 31, 2012, reflecting the cost of our work to modify PBIS-2000 through that date. This amount included parts, labor and other expenses directly related to modifications to the PBIS-2000 unit. Upon payment for the unit in the quarter ended March 31, 2013, a total of $21,421 for costs related to the modifications to the PBIS-2000 was expensed and is presented on our statements of operations as "Cost of goods sold" for the nine month period ended September 30, 2013.

For the nine month period ended September 30, 2013, our total revenue was $13,440 from the PBIS-2000 modifications versus $61,134 from the sale of three PBIS-2000 units to the United State Air Force in the 2012 period. The costs of goods sold was $21,421 for gross loss of $7,981 for the period. Cost of goods sold was $32,918 during the 2012 period for a gross profit of $28,216. The loss from operations for the nine month period ended September 30, 2013 was $588,512 versus $861,447 in the nine month period ended September 30, 2012. As discussed more fully below, "other" SG&A expenses decreased significantly in the 2013 period as compared to the 2012 period accounting for a portion of the decrease. Due to a credit from a vendor of an overcharge from 2011, reactor production costs were $(7,089) for the nine months ended September 30, 2012 with no similar credit or expense in 2013. The losses included $250,780 and $250,860 in 2013 and 2012, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $331,662 and $494,239 for “other” SG&A expenses in the nine month periods ended September 30, 2013 and 2012, respectively, was comprised of the following:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
General and administrative	$88,949	$141,234
Salaries and employee benefits	172,111	204,114
Legal and accounting	26,435	29,088
Bad debt expense (recovery)	(87,200)	-
Professional services	131,367	119,803
	$331,662	$494,239

The “other” SG&A expense during the nine months ended September 30, 2013 included a decrease in nearly all categories as the Company limited its operations due to lack of sufficient working capital. The Company recovered $87,200 in bad debt expense from payments received on notes receivable from FFFC in 2013 with no similar payments in the 2012 period.

The company recorded $(181,452) in “other income (expense)” during the nine months ended September 30, 2013 as compared to $(787,549) in the nine months ended September 30, 2012. This significant decrease is the direct result of a gain in "litigation contingency" on the settlement of the lawsuit with API's former landlord of $351,232. In addition, fair value adjustments of derivative liabilities related to the Company's various convertible notes as the Company's stock price decreased compared to the prior period resulting in a decreased change in the derivative liability. The Company experienced decreases in interest expense in the 2013 period versus the 2012 period.

Three Month Period ended September 30, 2013 vs. September 30, 2012

For the three month periods ended September 30, 2013 and 2012, our total revenue was $0. The loss from operations for the three month period ended September 30, 2013 was $189,176 versus $249,748 in the three month period ended September 30, 2012.A significant portion of this decrease in 2013 was the lack of stock based compensation expense versus $37,500 in expense in the 2012 period. The losses included $83,711 and $93,535 in 2013 and 2012, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $105,380 and $118,135 for “other” SG&A expenses in the three month periods ended September 30, 2013 and 2012, respectively, was comprised of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012
General and administrative	$30,853	$39,177
Salaries and employee benefits	59,863	52,716
Legal and accounting	4,780	9,450
Bad debt expense (recovery)	(20,950)	-
Professional services	30,835	16,792
	$105,381	$118,135

The “other” SG&A expense during the three months ended September 30, 2013 included a decrease in several categories as the Company limited its operations due to lack of sufficient working capital. The Company recovered $20,850 in bad debt expense from payments received on notes receivable from FFFC in 2013 with no similar recovery in the 2012 period but saw an increase in professional services expense.

The company recorded $147,679 in “other income (expense)” during the three months ended September 30, 2013 as compared to $109,031 in the three months ended September 30, 2012. This decrease is the direct result of the adjustments to derivative liabilities related to the Company's various convertible notesa significant increase in interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of September 30, 2013 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended September 30, 2013, we issued a total of 180,880,094 shares of our common stock on the conversion of $104,597 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $181,943 in additional expense for the derivative liability for a total cost to the Company of $286,540 or $0.0016 per share.

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: November 19, 2013	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and
Principal Financial Officer