Form 10-K
period 2013-12-31
AlumiFuel Power Corp
filed 2014-04-15
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _________________to_________________.

Commission File Number 333-57946

ALUMIFUEL POWER CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0448626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2014 was $1,390,000, based on the last sale price of the issuers common stock ($0.0008 per share) as reported by the OTCQB.

The Registrant had 1,737,327,282 shares of common stock outstanding as of March 31, 2014.

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

In December 2012, we formed a new wholly owned subsidiary, NovoFuel, Inc. (“NovoFuel”) and in 2013 transferred all of the assets related to our hydrogen generation business to NovoFuel in exchange for 12,000,000 shares of its common stock; 2,000,000 of which were allocated to our majority-owned subsidiary, AFPI, in exchange for the return of the European intellectual property and marketing rights back to the Company for use by NovoFuel. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In October 2013, the Company signed a Memorandum of Understanding with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. On closing of a capital investment, NovoFuel common shares are to be allocated to Genport shareholders in exchange for 100% of Genport shares. Although Genport would then be a wholly-owned subsidiary of NovoFuel, Genport, SrL would retain its status as an Italian company under Italian law. Following the closing of the transaction, NovoFuel will have operations in the United States and Italy. As of the date of this report, this financing has not been completed and the Company cannot guarantee it will be completed.

(b)           Financial information about segments.

Through December 31, 2013, we operated in only one industry segment.

(c)           Narrative description of business.

AlumiFuel Power Corporation is a company that during 2013 operated primarily through its subsidiaries NovoFuel, APTI and AFPI. We are an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. Hydrogen generated by our products can fill inflatable devices such as weather balloons, feed fuel cells for portable and back-up power, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. This unique technology is based on the exothermic chemical reaction of aluminum powder and water. The Company intends to operate as much as possible utilizing path-to-market partners for each target application to help keep its overhead and infrastructure costs down.

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

In 2011, we were awarded a contract with the United States Air Force Special Operations Command to deliver a PBIS-2000 Portable Balloon Inflation System. Originally slated for delivery in late February 2012, working with the customer the Company delivered the unit in April 2012. In September 2012, we received a Purchase Order/Contract from the U.S. Air Force Special Operations Command to make certain modifications to the PBIS-2000 delivered in April 2012. These modifications were made and the unit was returned to the customer in January 2013.

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

We intend to focus or commercial activities on several “here-and-now” market driven & addressable applications:

•	Team with major path-to-market partners for each target application
•	Target early adopters of advanced hydrogen technology – government and commercial
•	Engage production partners on outsourcing basis
•	Position AlumiFuel cartridges as “razor blades” and reactors as “razors”
•	Leverage our cheaper and more efficient logistics chain vs. bulky hydrogen K-cylinders
•	Emphasize our safe “dry hydrogen” product profile

We believe our technology is different because:

•	Tomorrow’s fuel today; hydrogen generated on-demand, on-site, off-grid
o	No storage or delivery issues as with other hydrogen generation processes
o	No reformers
o	No hydrogen processors
o	No electrolysis
o	No post-production compression or storage
o	No expensive new hydrogen infrastructure required
o	Novel packaging of aluminum powder & additives into cartridges
o	Inserting cartridge and water into portable generator produces .999 pure hydrogen
•	Cost-effective total system life cycle
o	Abundant, inexpensive raw materials (aluminum + additives)
o	Low-cost production
o	Novel and efficient hydrogen generation process - no energy consumption in creating or compressing hydrogen
o	Commercially usable neutral byproducts – spent powder is recyclable
•	Environmentally friendly and safe
o	Non-toxic, impurity-free products throughout life-cycle
o	Pollution-free, safe and manageable production processes
o	Clean burn - no harmful emissions; no carbon monoxide, carbo dioxide, or sulfur compounds produced
o	Reaction initiated under ambient conditions - no external energy input required
•	Competitive advantages
o	Generates 1.2 cubic meters of hydrogen per 1kg of aluminum – 95% efficiency is 10% better than for methanol reforming
o	None of methanol’s highly toxic or inflammable qualities
o	Demonstrated gravimetric hydrogen storage capacity of 10% is equivalent to methanol without the safety/handling downsides
o	No toxic/hazardous/corrosive disposal or transportation issues with fuel (active or spent) as with other hydrogen generation technologies
o	No degradation in production of hydrogen by cartridges during lifetime storage testing
o	Very high usable energy densities – 3.2kWh/l and 3.1kWh/kg – up to 5X greater energy density than Lithium-ion batteries
•	Practical ability to engineer reactions at required scales and durations
•	Can displace current technologies/products

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

In November 2013, NovoFuel signed an agreement with Genport, srl of Italy to combine and integrate their technologies, assets and operations into NovoFuel based on certain future financing conditions.

A lengthy due diligence process convinced both parties that the prospective business combination can result in a new multinational alternative energy corporation with unique capabilities and opportunities. Genport and NovoFuel explored various transaction structures and vehicles for combining their businesses and operations. NovoFuel’s objective is to seek a private financing of up to $4,500,000 to support working capital and development efforts to integrate, and roll out advanced portable and backup power products in response to growing global demands. With the signing of this agreement, efforts began by NovoFuel and its banking advisor to evaluate a variety of private and strategic financing options. The terms of the agreement are contingent upon closing of the financing. The parties believe that the synergistic combination of Genport’s hybrid fuel cells, solar power systems, and lithium-ion battery packs, along with NovoFuel Power’s AlumiFuel hydrogen generation systems, can bring powerful alternative energy capabilities to the global marketplace. The above terms, conditions, and market focus are embodied in a Memorandum of Agreement, signed on October 30, 2013. Following the closing of the transaction if it occurs, NovoFuel will have operations in the United States and Italy.

The same AlumiFuel hydrogen generation technology used for lift gas applications, such as the PBIS-2000 being field tested by the USAF Special Operations Command can be applied to backup and hybrid power generation. The large ($6 billion+) and growing worldwide back-up and hybrid generation power market, traditionally served by lead-acid batteries and gasoline or diesel generators, is increasingly adopting hydrogen PEM fuel cell systems combined with lithium-ion batteries to replace these earlier technologies.

All of the U.S. wireless Telecom carriers have begun installing fuel cell-based backup power systems, and NovoFuel has had discussions with key players in this market about applying the combination of AlumiFuel and Genport technologies.

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

The Company also believes its technology can impact the hydrogen economy through the favorable economics of supply and demand and a push for “green” energy to drive the hydrogen industry to evolve on many scales for many applications. As the increased demand for pre-automotive fuel cells will decrease cost of components and create viable supplier base for automotive fuel cells, API believes it is in the forefront of the transition to the hydrogen economy. Our technology and products will help accelerate the transition including “sweet spot” applications (back-up, portable, auxiliary and remote power) to facilitate increased usage and capability of hydrogen fuel cells. We believe we can leverage our cheaper logistics chain to replace delivery of hard-to-handle K-cylinders for hydrogen storage. The Company’s unique non-fuel cell applications can facilitate early market entry and a providing a source of revenue while fuel cell applications mature.

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

There are a number of companies using reforming technologies for hydrogen generation, including, Airgas, H2Gen, Air Products, HyGear, and others. While many of these companies are further down the commercialization and production road, we believe our hydrogen generation technology is less expensive than a reformer-based approach for potential target applications, and that the technology is superior to other non-reforming hydrogen generation technologies in terms of cost, weight, safety and use of non-toxic materials.

Additionally, there are competitors working on developing technologies using other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries, battery/fuel cell hybrids and hybrid battery/ICEs) like Ballard Power and Plug Power in certain targeted markets.

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

Research and Development

We have expensed $593 on direct research and development costs during the past two years expensed in the fiscal year ended December 31, 2012. All of these costs were borne by us. These amounts do not include the day-to-day operating costs associated with our operations but do include expenses for laboratory supplies, design and development costs not directly related to the manufacturing process of our products. We now consider the company ready for commercialization and will only expend further research and development costs in anticipation of future new products, if any.

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

Trading of our common stock is limited and changes to the OTCQB may result in the Company moving to the OTC Pink market.

Trading of our common stock is conducted on the OTC Markets Group's OTCQB. This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, the OTCQB recently announced that they will soon require that all companies on the OTCQB pay certain fees and maintain a minimum bid price of $0.01 per share. As our common stock routinely trades below that price, we may not be able to meet the requirements to remain on the OTCQB and may begin trading on the OTC Pink market.

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

Our stock has been subjected to a DTC “Chill” that restricts the trading of our common stock to paper certificates making trading our stock more difficult.

Our common stock has been, but is not currently as of the filing of this report, subject to a “Chill” by the Depository Trust Company (“DTC”) which restricts the electronic trading of our common stock and forces that trading to be completed through paper certificates. This limits a stockholders’ ability to purchase and sell our stock and may cause delays in a stockholders’ ability to deposit stock into brokerage accounts and/or experience refusals to accept our stock by larger brokerage firms. Although our stock is not currently subject to a “Chill”, if one is again imposed on us by the DTC in the future, such action may prevent our stockholders from being able to trade their shares on a timely basis as well as incur additional fees and expenses to trade our stock.

Risks Related to Our Business

We currently have limited product revenues and will need to raise additional capital to operate our business.

We generated only $13,400 and $61,134 in revenues in 2013 and 2012. While we anticipate we may generate further limited revenues from the sale of our PBIS portable balloon inflation devices and may have further R&D income from other projects in the future, any revenues generated from those sales in the fiscal year ending December 31, 2014 will not be sufficient to fund our operating needs during 2014 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders. Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments convertible into shares of our common stock, which will have a substantial dilutive effect on our stockholders. During 2012 and 2013, our primary source of financing was from the issuance of convertible debt that resulted in a significant increase in our shares outstanding. This trend is expected to continue for the foreseeable future.

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

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 60% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused significant dilution to our stockholders and will continue to do so in 2014 and the foreseeable future. As of December 31, 2013, we had approximately $483,000 in convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

The execution of our business plan poses many challenges and is based on a number of assumptions. We cannot assure you that we will be able to execute our business plan. Narrowing the scope of our development activities may not accelerate product commercialization. If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans. We also cannot assure that we will complete any transaction with Genport resulting from the Memorandum of Understanding signed in October 2013 as it requires us to raise at least $4.5 million dollars in order to complete any potential business combination.

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

The Company's subsidiary AFPI was traded on the Deutsche Börse Frankfurt First Quotation Board until December 2012 under the symbol "9AP" at which time the Deutsche Börse Group closed the First Quotation board on which 9AP traded. Therefore, at present, there is no trading market for AFPI's common stock. While the Company has identified the GXG Markets as an alternative market there is no assurance that a listing will be successful on that or any other acceptable stock exchange and if not, that the Company can find a suitable market for listing of AFPI's common stock. As a result, the Company may no longer be able to pursue funding opportunities utilizing AFPI and the shareholders of AFPI may not ever be able to trade their common stock.

ITEM 2. PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. During 2013 and 2012 we paid $1,200 per month for these facilities, which increased to $1,500 in January 2014. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. The Company paid rent for office space and facilities of our President in West Palm Beach, Florida totaling $5,341 in 2012, with no fees paid in 2013, but is under no lease obligations with respect to that facility.

Effective on July 1, 2009, API entered into a lease for its primary office and laboratory space in the University City Science Center in Philadelphia, Pennsylvania. Totaling approximately 2,511 square feet, the term of the agreement is for five years and six months expiring on December 31, 2014. In November 2011, API vacated these premises. Terms of the lease called for the following payments: months one through three $0; months four through nine at half rent of $3,871; months ten through twelve at $7,742; months thirteen through twenty-four at $7,936; and increasing at the rate of 2.5% until the least term was to end in 2014. In addition, the Company was obligated to pay certain common area maintenance fees that were $1,886 per month in 2011. Please see legal proceedings below for more information on a settlement reached with the landlord in 2013 regarding this lease.

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

We reached a Settlement Agreement with Wexford-UCSC II, L.P. in May 2013. Pursuant to the terms of the Settlement Agreement, the Company paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 3 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. As a result of this settlement, we recorded a gain of $351,232 listed as litigation contingency under "other income (expense" on our statements of operations for the difference between the total assessed damages of $428,232 and the settlement amount valued at $77,000.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “AFPW”) may be obtained from the OTC Markets "QB" platform (“OTCQB”). The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCQB) for the Company’s common stock. Effective on April 24, 2013, the Company effectuated a 1 for 200 reverse stock split and as a result, all sales prices for periods prior to April 24, 2013 have been restated to reflect that reverse stock split.

	Price
	High	Low
Fiscal year ended December 31, 2013
Quarter ended December 31, 2013	$0.0012	$0.0001
Quarter ended September 30, 2013	$0.0126	$0.0005
Quarter ended June 30, 2013	$0.0591	$0.0024
Quarter ended March 30, 2013	$0.04	$0.02

Fiscal year ended December 31, 2012
Quarter ended December 31, 2012	$0.04	$0.02
Quarter ended September 30, 2012	$0.08	$0.02
Quarter ended June 30, 2012	$0.34	$0.06
Quarter ended March 30, 2012	$0.34	$0.18

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

 (b)           Holders

The number of record holders of our common stock as of March 31, 2014, was 167 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

(c)           Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d)           Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2013, including options issued under our 2009 Stock Incentive Plan approved by our security holders effective May 26, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,000	$15.00	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	100,000	$15.00	-0-

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2013 to December 31, 2013 we issued 395,482,141 shares of our common stock upon the conversion of $60,028 in principal and $3,749 in accrued interest on our various convertible notes and debentures. In addition, $102,450 was recorded for additional derivative liability and interest expense for a total cost to the Company of $166,227 or $0.0004 per share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012.

The independent auditors’ reports on our financial statements for the years ended December 31, 2013 and 2012 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2013.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

For the fiscal year ended December 31, 2013, the financial statements include the results of the Company and its subsidiaries NovoFuel, API, HPI, AFPI, and APTI. For the fiscal year ended December 31, 2012, the financial statements include the results of the Company and its subsidiaries API, HPI, AFPI, and APTI.

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

We have a seasoned management team and have developed working relationships with certain major industry players as path-to-market partners, including major defense contractors and commercial fabricators of the company’s reactors and cartridge products on an outsourcing basis.

We have completed the design and engineering modifications necessary and begun limited production of our Portable Balloon Inflation Systems. In September 2011, we received an order from the United State Air Force Strategic Operations Command to produce one PBIS-2000 portable balloon inflation device. This order, originally scheduled for delivery in the first quarter of 2012, and was delivered in April 2012 producing revenue of $61,134. In the fourth quarter ended December 31, 2012, the U.S. Air Force returned the PBIS-2000 unit to the Company to make certain paid design improvements. The work was completed in January 2013 and the unit was returned to the Air Force at that time. Revenue from the design improvements of $13,440 were recorded in the first quarter of 2013 with all costs related to the improvements in 2012 recorded as "work in progress" on our balance sheets at December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2013 and 2012, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2013, during 2014 we anticipate a majority of our capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial dilution to our stockholders.

During the year ended December 31, 2013, we received a net of approximately $428,000 from our financing activities, primarily from the issuance of convertible and other notes payable totaling $516,616. These amounts were offset by approximately $82,000 in payments on various notes payable. This is compared to cash provided by financing activities of $601,000 in the year ended December 31, 2012 primarily from the issuance of convertible and other notes payable totaling $859,318.

In the year ended December 31, 2013, net cash used in operating activities was $423,458. This compared to net cash used in operating activities of $598,583 for same period in 2012. The 2013 amount included a $1,193,249 net loss that included approximately $546,818 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding, that was partially offset by the recovery of bad debt from payments by FFFC. The 2011 amount included a $2,305,265 net loss that included approximately $1,242,250 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern. This includes raising the $4.5 million necessary to move forward with the equity exchange between NovoFuel and Genport, which there is no assurance we can complete.

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

(b)           Results of Operations

The Company’s results of operations for the periods ended December 31, 2013 and 2012 reported include the consolidated operations of the Company and its subsidiaries NovoFuel, HPI, API and AFPI with the elimination of applicable intercompany accounts.

Year ended December 31, 2013

For the year ended December 31, 2013, our total revenue was $13,440 from the work completed to make changes and improvements to the PBIS-2000 prototype unit sold to the U.S. Air Force Strategic Operations Command and requested by them. For the year ended December 31, 2012, our total revenue was $61,234 from the sale of a PBIS-2000 prototype unit to the U.S. Air Force Strategic Operations Command. Our total operating costs and expenses were $763,065 in 2013 compared to $1,175,635 in 2012. Costs of goods sold was $21,421 for the year ended December 31, 2013 as compared to expense of $25,829 for the year ended December 31, 2012. Our costs to complete the improvements to the PBIS-2000 unit exceeded the revenues from the Air Force creating a gross loss of $7,981. The 2013 loss included $334,065 comprised of related party expense that included officer and key employee management fees as well as rent and bonuses paid to related parties as compared to $433,510 in the 2012 period. This decreased in 2013 primarily from the Company decreasing the use of related technical personnel as it moved away from R&D. Product development expense was $0 for the year ended December 31, 2013 versus $593 for the year ended December 31, 2012 as our limited financial resources prohibited any meaningful research and development in 2013 as we moved toward commercialization. These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products. The 2013 expense also includes $3,239 in stock based compensation for costs related to the issuance of warrants. Stock based compensation expense for the year ended December 31, 2012 totaled $126,000 primarily for costs related to the issuance of stock to consultants and the issuance of warrants to subsidiary officers and consultants 2012.

The balance of $424,846 and $618,182 for “other” SG&A expenses in the periods ended December 31, 2013 and December 31, 2012 was comprised of the following:

	Year ended December 31, 2013	Year ended December 31, 2012
General and administrative	$128,889	$197,952
Legal and accounting	29,611	32,600
Professional services	175,974	191,471
Bad debt expense	11,122	8,780
Bad debt recovery	(120,750)	(45,154)
Salaries	200,000	227,533
	$424,846	$613,182

The “other” SG&A expense during the year ended December 31, 2013 saw decreases in nearly all categories and included a significant decrease in general and administrative expenses as well as salaries with the departure of our laboratory employees in Philadelphia after the Company’s change in direction to one of commercialization. There also was a significant offset due to recovery of bad debt for payments received from FFFC on allowed for debt. The “other” SG&A expense during the year ended December 31, 2012 included a significant decrease in general and administrative expenses as the Company worked to decrease its expenses for its Philadelphia location in that year.

The company recorded $(422,203) in “other income (expense)” during the year ended December 31, 2013 as compared to $(1,164,935) in the year ended December 31, 2012. This decrease is primarily attributed to a decrease in fair value adjustments of derivative liabilities for changes to the value of convertible notes in 2013. The 2013 amount also included $351,232 gained from the settlement of litigation related to our former Philadelphia office location. Interest expense was slightly lower in the 2013 period at $(107,107) versus $(126,966) in 2012 due to decreased interest expense on derivatives resulting from the lower conversion prices in 2013 and the resulting decrease in interest expense for the expense incurred for the difference in the conversion price versus the market price upon conversions.

Year ended December 31, 2012

For the year ended December 31, 2012, our total revenue was $61,234 from the sale of a PBIS-2000 prototype unit to the U.S. Air Force Strategic Operations Command. For the year ended December 31, 2011, our total revenue was $2,574 from fees related to subcontracting on a U.S. Navy Unmanned Underwater Vehicle development project. Our total operating costs and expenses were $1,175,635. Cost of goods sold $25,829 for the year ended December 31, 2012 as compared to expense of $1,897,220 with reactor production costs for the year ended December 31, 2011 of $4,151. The 2012 loss included $435,510 comprised of related party expense that included officer and key employee management fees as well as rent and bonuses paid to related parties as compared to $336,338 in the 2011 period. Product development expense was $593 for the year ended December 31, 2012 versus $10,357 for the year ended December 31, 2011 as our limited financial resources prohibited any meaningful research and development in 2012. These expenses include laboratory supplies, design and development costs not directly related to the manufacturing process of our products. The 2012 expense also includes $126,000 in stock based compensation primarily for costs related to the issuance of stock to consultants and the issuance of warrants to subsidiary officers and consultants 2012. Stock based compensation expense for the year ended December 31, 2011 totaled 640,600 in stock based compensation primarily for costs related to the issuance of stock to consultants, the issuance of stock below market prices in private placements as well as the issuances of warrants to subsidiary officers, consultants and employees in 2011.

The balance of $613,182 and $962,299 for “other” SG&A expenses in the periods ended December 31, 2012 and December 31, 2011 was comprised of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
General and administrative	$197,952	$366,383
Legal and accounting	32,600	64,107
Professional services	191,471	190,263
Bad debt expense	8,780	3,175
Bad debt recovery	(45,154)	-
Salaries	227,533	338,371
	$613,182	$962,299

The “other” SG&A expense during the year ended December 31, 2012 included a significant decrease in general and administrative expenses as well as salaries with the departure of certain laboratory employees. In addition, the amount was lower due to the recovery of bad debt for payments received from FFFC that had been previously allowed for. The “other” SG&A expense during the year ended December 31, 2011 included a significant decrease in general and administrative expenses as the Company saw a substantial decrease in professional services fees. Legal and accounting costs were lower primarily from significantly lower legal expenses in 2012.

(c)           Off-Balance sheet arrangements

During the fiscal year ended December 31, 2013, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,105,944 of debt outstanding as of December 31, 2013 including convertible debentures and notes with a face value totaling $487,212, which has been borrowed at fixed rates ranging from 6% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2013, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	78	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	48	Secretary	May 2005

(c)           Significant employees

Not applicable.

(d)          Family relationships

None.

 (e)          Business experience

HENRY FONG
Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with limited business operations, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. From July 2010 to September 2013, Mr. Fong was President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. Since June 2012, Mr. Fong has been President and a director of Greenfield Farms Food, Inc., a publicly-traded purveyor of grass-fed beef. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

(b)          Compensation discussion and analysis

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the years ended December 31, 2013 and 2012. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for each of the years ended December 31, 2013 and 2012. In December 2012, the Company awarded a one-time management fee to its officers totaling $100,000. As of December 31, 2013, the Company owed $369,692 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2013 and 2012, the Company recorded bonus expense of $4,065 and $3,510, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At December 31, 2013 there was $3,048 payable under the bonus plan.

In August 2012, agreed to issue a warrant to Mr. Cade with the condition that he agreed to cancel 15,000,000 warrants issued in 2011. Accordingly, the previously issued warrant was cancelled and a warrant to purchase a total of 64,285,714 shares of common stock was issued. This warrant vested immediately, is exercisable for a period of five years, and is exercisable at $0.002 per share. This warrant was valued at $6,429 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in statements of operations at December 31, 2012.

(c)	Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2013 and 2012, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong	2013	$96,000	$3,252	0	$90,000	$189,252
President & Director; Principal Executive Officer & Principal Accounting Officer	2012	$96,000	$2,808	0	$165,000	$263,808

David J. Cade	2013	$200,000	0	0	$0	$200,000
President, AlumiFuel Power Technologies, Inc. & NovoFuel, Inc.	2012	$200,000	0	0	$6,429	$206,429

(d)          Grants of plan based awards table

There were no grants made to officers in the years ended December 31, 2013 or 2012.

(e)           Narrative disclosure to summary compensation table and grants

For Mr. Fong in 2013 and 2012, in addition to management fees and bonus as discussed above, other compensation represents management fees to Mr. Fong from AFPI of $60,000.

For 2013, Mr. Cade’s compensation included only his accrued salary. For Mr. Cade in 2012, in addition to salary, other compensation represents the value, at issuance, of 64,285,714 warrants granted Mr. Cade during 2012. This amount represents their value ($0.0001) on the grant date based upon the Black-Scholes option pricing model. These warrants are exercisable at $0.002 per share, until August 1, 2017.

(f)           Outstanding equity awards at fiscal year end table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	97,000	0	0	$14.00	3/4/2014	0	$0	0	$0
	22,500			$21.00	10/5/2014
	19,463			$8.20	3/11/2015

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Preferred Stock (2)	Number of Options Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Henry Fong (3) 7315 East Peakview Ave Englewood, CO 80111	4,550	154,405	44,963	49,513	0.003%
Thomas B. Olson (4) 7315 East Peakview Ave Englewood, CO 80111	2,242	98,938	22,015	24,257	0.001%
David J. Cade (5) 2 Bala Plaza, Ste 300 Bala Cynwyd, PA 19004	403	138,462	3,214,429	3,214,832	0.185%
All Executive Officers and Directors as a Group (3 persons) (3)(4)(5)	7,195	391,805	3,281,407	3,288,602	0.05%
__________
(1)
As of March 31, 2014, 1,737,327,282 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred"). The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock. In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the conversion. There is a Mandatory Conversion Date of July 12, 2016. At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof. If all shares of Series B Preferred were to be converted to shares of common stock as of March 31, 2014, a total of 839,190,170 shares would be issued to the Company's officers and directors giving them effective control of the Company. The Series B Preferred also carries voting rights on an "as if converted" basis providing for effective control of the Company by the above named officers.

(3)
In addition to securities owned directly by Mr. Fong, these amounts also consist of: 4,550 common shares and 64,191 Series B Preferred shares held by a limited liability corporation in which Mr. Fong is the majority member; 29,500 shares Series B Preferred held by a corporation in which Mr. Fong has voting and dispositive powers; and 44,963 shares exercisable under our 2009 Stock Incentive Plan. These shares do not include any shares held by Mr. Fong's spouse of which he disclaims any beneficial ownership.

(4)
In addition to securities owned directly by Mr. Olson, these amounts consist of: 1,500 common shares held by a limited liability corporation in which Mr. Olson is the sole member; 742 common shares held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest; 61,700 shares of Series B Preferred owned by two corporations in which Mr. Olson has voting and dispositive powers; and 22,015 shares exercisable under our 2009 Stock Incentive Plan.

(5)	Includes a warrant to purchase up to 3,214,429 shares of common stock.

(c)           Changes in control

We are not aware of any arrangements that could result in a change in control of the Company. The current officers of the Company maintain effective control of the company through their ownership of the Company's Series B Preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)           Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We paid $1,200 per month for use of office space in 2013 and 2012 and will pay $1,500 per month in 2014. This fee includes the use of business machines, telephone equipment and other office equipment. The Company also pays a management fee to this corporation of $6,500 per month for services related to the bookkeeping, accounting and corporate governance functions of its subsidiaries.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

Fees for audit services billed in fiscal year ended December 31, 2013 totaled $12,500 and consisted of audit of the Company’s annual financial statements. Fees for audit services billed in fiscal year ended December 31, 2012 totaled $12,500 and consisted of audit of the Company’s annual financial statements. For the fiscal year ended December 31, 2012, the Company paid R.R. Hawkins & Associates International $6,000 for reviews of the Company's quarterly financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2013 or 2012 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2013 or 2012 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2013 and 2012 for products and services provided by the principal accountant, other than the services reported above.

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

3.6
Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed September 12, 2012 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 12, 2012)

3.7
Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed April 24, 2013 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on April 30, 2013)

3.8
Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed October 14, 2013 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on October 18, 2013)

10.1
License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010. (incorporated by reference to exhibit number 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 24, 2010).

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 15, 2014	By:	/s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2014	By:	/s/ Henry Fong
Henry Fong
Director

To the Board of Directors and Shareholders
AlumiFuel Power Corporation
Centennial, Colorado

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheets of AlumiFuel Power Corporation as of December 31, 2013, and 2012 and the related consolidated statements of operations, statement of shareholders’ deficit and cash flows for the years ending December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AlumiFuel Power Corporation as of December 31, 2013 and 2012, and, the consolidated results of operations, statement of shareholders’ deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred net losses since inception, a retained deficit of $3,548,534 and no working capital, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC
April 14, 2014
Los Angeles, CA

5777 W. Century Blvd. , Suite No. 1500
Los Angeles, CA 90045
T: 310.553.5707 F: 310.553.5337
www.rrhawkins.com

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

Assets
Cash	$9,872	$5,216
Deposits	—	313
Prepaid expenses	—	—
Notes receivable (Note 5)	—	8,000
Work in progress (Note 1)	—	18,732
Other current assets	—	744

Total current assets	9,872	33,005

Property and equipment, less accumulated depreciation
of $7,283 (2013) and $5,799 (2012) (Note 1)	196	1,111
Deferred debt issuance costs (Note 3)	2,082	12,340

Total long-term assets	2,278	13,451

Total assets	$12,150	$46,456

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$425,346	$336,639
Accounts payable, other	524,746	571,424
Derivative liability, convertible notes payable (Note 3)	712,992	693,269
Notes payable, related party (Note 2)	42,868	27,207
Notes payable, other (Note 3)	580,063	489,373
Convertible notes payable, net of discount of
$92,772 (2013) and $137,253 (2012) (Note 3)	390,240	244,247
Litigation contingency (Note 7)	-	360,803
Payroll liabilities (Note 7)	134,083	118,647
Accrued expenses (Note 7)	500,000	298,463
Dividends payable (Note 6)	78,071	45,747
Accrued interest payable:
Interest payable, convertible notes (Note 3)	93,347	69,205
Interest payable, related party notes (Note 2)	9,180	7,008
Interest payable, notes payable other (Note 3)	65,547	30,521

Total current liabilities	3,547,524	3,292,553

Capital leases (Note 7)	-	389
Long-term convertible notes payable net of current portion,
net of discount of $0 (2013) and $32,083 (2012)	-	2,917

Total long-term liabilities	-	3,306

Total liablities	3,547,524	3,295,859

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; 10,000,000 shares authorized,	404,055	404,055
404,055 (2013) and 404,055 (2012) shares
issued and outstanding

Common stock, $.001 par value; 760,000,000 (2013) and	631,402	22,239
7,500,000,000 (2012) shares authorized,
631,402,195 (2013) and 22,238,636 (2012) shares
issued and outstanding
Additional paid-in capital	14,322,968	14,543,507
Accumulated deficit	(22,939,333)	(21,746,084)

Total shareholders' deficit of the Company	(7,580,908)	(6,776,283)

Non-controlling interest (Note 1)	4,045,534	3,526,880

Total shareholders' deficit	(3,535,374)	(3,249,403)

Total liabilities and shareholders' deficit	$12,150	$46,456

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Revenue (Note 1)
Reactor sales	$13,440	$61,134
Consulting fees	-	-
Total revenue	13,440	61,134

Cost of goods sold (Note 1)	(21,421)	(25,829)

Gross loss	(7,981)	35,305

Operating costs and expenses:
Product development expense (Note 1)	-	593
Selling, general and administrative expenses
Related party (Note 2)	334,065	433,510
Stock-based compensation (Note 9)	3,239	126,000
Depreciation	915	2,352
Other (Note 4)	424,846	613,180

Total operating costs and expenses	(763,065)	(1,175,635)

Loss from operations	(771,046)	(1,140,330)

Other income (expense)
Litigation contingency (Note 7)	351,232	-
Interest (expense) income, amortization
of convertible note discount (Note 3)	(401,225)	(503,517)
Interest expense (Note 3)	(107,107)	(126,966)
Fair value adjustment of derivative liabilities (Note 3)	(265,103)	(534,452)

	(422,203)	(1,164,935)

Loss before income taxes	(1,193,249)	(2,305,265)

Income tax provision (Note 8)	-	-

Net loss	(1,193,249)	(2,305,265)

Net loss attributable to non-controlling interest (Note 1)	64,979	55,178

Net loss attributable to Company	$(1,128,270)	$(2,250,087)

Basic and diluted loss per common share	$(0.01)	$(0.26)

Weighted average common shares
outstanding (Notes 1 & 9)	83,211,445	8,730,190

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Deficit
Years Ended December 31, 2013 and 2012

					Additional		Non-	Total
	Common stock		Preferred stock		paid-in	Accumulated	controlling	shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2011 (Restated)	4,638,146	$4,638	521,162	$521,162	14,206,702	$(19,440,819)	$2,403,918	$(2,304,399)

January 2012, issuance of convertible
notes (Note 3)	-	-	-	-	4,167	-	-	4,167

January through December 2012, issuance of
common stock in private placements (Note 6)	350,000	350	-	-	70,650	-	-	71,000

January through December 2012, issuance of common stock
to convertible noteholders (Notes 3 & 6)	16,766,027	16,766	-	-	1,188,836	-	-	1,205,602

January through December 2012, issuance of common stock
on conversion of debt (Notes 3 & 6)	331,500	332	-	-	91,228	-	-	91,560

January through December 2012, redemption of
preferred stock (Note 6)	-	-	(110,857)	(110,857)	-	-	-	(110,857)

January through December 2012, dividends on Series B
Preferred Stock (Note 6)	-	-	-	-	(33,344)	-	-	(33,344)

January through December 2012, changes in ownership of
subsidiary common stock by Parent (Note 1)	-	-	-	-	163,758	-	-	163,758

January through December 2012, issuance of common stock
on preferred stock conversion (Note 6)	52,966	53	(6,250)	(6,250)	6,197	-	-	-

January through December 2012, issuance of common stock
for services (Note 6)	100,000	100	-	-	19,900	-	-	20,000

January through December 2012, issuance of warrants to
purchase common stock (Note 6)	-	-	-	-	40,000	-	-	40,000

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(1,214,587)	-	1,067,784	(146,803)

Net loss	-	-	-	-	-	(2,305,265)	55,178	(2,250,087)

Balance at December 31, 2012 (Restated)	22,238,639	$22,239	404,055	$404,055	$14,543,507	$(21,746,084)	$3,526,880	$(3,249,403)

(CONTINUED)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Deficit
Years Ended December 31, 2013 and 2012

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2012 (Restated)	22,238,636	$22,239	404,055	$405,055	14,543,507	$(21,746,084)	$3,526,880	$(3,249,403)

May 2013, Reverse stock split (1 for 200)
shares issued for fractional shares (Note 6)	641	-	-	-	-	-	-	-

January through December 2013, issuance of common
stock to convertible noteholders (Notes 3 & 6)	607,322,918	607,323	-	-	286,155	-	-	893,478

January through December 2013, issuance of common	1,840,000	1,840	-	-	34,960	-	-	36,800
stock on conversion of debt (Notes 3 & 6)

January through December 2013, dividends on Series B
Preferred Stock (Note 6)	-	-	-	-	(32,324)	-	-	(32,324)

January through December 2013, issuance of warrants
to purchase common stock (Note 6)	-	-	-	-	3,239	-	-	3,239

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	5,700	-	-	5,700

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(518,269)	-	453,675	(64,594)

Net loss	-	-	-	-	-	(1,194,742)	64,979	(1,129,763)

Balance at December 31, 2013	631,402,195	$631,402	404,055	$405,055	14,322,968	$(22,939,333)	$4,045,534	$(3,535,374)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,193,249)	$(2,305,265)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash interest expense (Note 6)	274,886	58,410
Stock based compensation (Note 6)	3,239	126,000
Debt issuance costs (Note 4)	16,758	45,536
Beneficial conversion feature (Note 6)	18,400	-
Allowance for bad debt (Note 5)	9,900	8,780
Recovery of bad debt expense (Note 5)	(95,750)	(45,155)
Depreciation and amortization	915	2,352
Change in fair value of derivative liability (Note 3)	49,900	534,436
Amortization of discount on debentures payable (Note 3)	327,134	503,517
Change in non-controlling interest (Note 1)	(58,564)	8,376
Changes in operating assets and liabilities:
Accounts and other receivables	94,593	35,733
Work in progress (Note 1)	18,732	(18,732)
Prepaid expenses and other assets	313	159
Accounts payable and accrued expenses	(115,505)	210,529
Related party payables (Note 2)	88,706	224,937
Dividends payable (Note 6)	32,324	45,747
Interest payable	103,810	(33,943)
Net cash used in operating activities	(423,458)	(598,583)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 3)	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes (Note 3)	151,000	229,000
Proceeds from notes payable, related (Note 2)	36,100	52,970
Proceeds from notes payable, other (Note 3)	329,516	408,590
Proceeds from sales of common stock (Note 6)	-	5,000
Proceeds from sales of subsidiary equity (Notes 1 & 6)	-	163,758
Proceeds from sale of subsidiary stock by parent (Notes 1 & 6)	-	-
Payments under capital leases (Note 7)	(389)	(1,555)
Payments on notes payable (Note 3)	(56,176)	(63,835)
Payments on notes payable, related (Note 2)	(20,439)	(60,400)
Payments to placement agents (Note 3)	(6,500)	(21,500)
Payments on convertible notes payable (Note 3)	(5,000)	-
Payments on redemption of preferred stock (Note 3)	-	(110,857)
Net cash provided by financing activities	428,112	601,171

Net change in cash and cash equivalents	4,656	2,588

Cash and cash equivalents:
Beginning of period	5,216	2,628

End of period	$9,872	$5,216

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$17,447	$8,555

Noncash financing transactions:
Notes and interest payable converted to stock	$343,088	$489,194
Notes payable related converted to preferred stock	$-	$1,118,538

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc. The Company operates primarily through its subsidiaries, NovoFuel, Inc. (“Novofuel”), AlumiFuel Power, Inc., a Colorado corporation ("API"), AlumiFuel Power Technologies, Inc., a Colorado corporation ("APTI") and AlumiFuel Power International, Inc. ("AFPI"), a Canadian corporation. The Company is a an early production stage alternative energy company producing products that generate hydrogen gas and steam for multiple niche applications requiring on-site, on-demand fuel sources. Our hydrogen drives fuel cells for back-up, remote, and portable power, fills inflatable devices such as weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its steam/hydrogen output is also being designed to drive turbine-based underwater propulsion systems and auxiliary power systems. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. AFPI was formed as the international marketing arm of the Company.

The financial statements contained herein for the years ended December 31, 2013 and 2012 comprise the consolidated financial statement of the Company and its subsidiaries API, APTI, AFPI, and HPI Partners, LLC ("HPI").

Formation of NovoFuel, Inc.

During the nine month period ended September 30, 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, NovoFuel, Inc. in exchange for 12,000,000 shares of Novofuel common stock; 2,000,000 of which were allocated to our majority-owned subsidiary, AFPI, in exchange for the return of the European intellectual property and marketing rights back to the Company for use by NovoFuel. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. On closing of a capital investment, NovoFuel common shares are to be allocated to Genport shareholders in exchange for 100% of Genport shares. Although Genport would then be a wholly-owned subsidiary of NovoFuel, Genport, SrL would retain its status as an Italian company under Italian law. Following the closing of the transaction, NovoFuel will have operations in the United States and Italy. As of the date of this report, this financing has not been completed and the Company cannot guarantee it will be completed.

Formation of AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. In addition, the Company purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock valued at $10,275,000, the market value of the stock on the Deutsche Börse Frankfurt Stock Exchange on the agreement date. As of December 31, 2011, AFPI had issued a total of 13,911,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and stock issued to officers and directors in exchange for fees. As a result of these transactions, the total number of AFPI shares outstanding at December 31, 2012 was 62,411,864.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2013, AFPI issued 5,700,000 shares to holders of certain notes of the Company pursuant to the issuance of those notes. These shares were valued at $5,700, which amount was booked as interest expense. Following this issuance there were 68,111,864 shares of AFPI outstanding as of December 31, 2013.

During the year ended December 31, 2012, the Company sold a total of 8,373,271 shares of AFPI in both private and public transactions for total proceeds of Euro 131,461 or approximately $171,997 and recorded expense on the transfer of 20,048 shares to consultants for fees valued at $7,516, which is reflected on the statements of changes in stockholders' deficit. In addition, the Company purchased 1,016,978 shares at a cost of $106,001. As a result, the Company owned 39,984,494 shares of AFPI common stock at December 31, 2012. During the year ended December 31, 2013, the Company paid 384,615 shares of AFPI common stock to the trustee of its German bank accounts in payment of fees resulting in the Company owning 39,599,879 shares of AFPI common stock at December 31, 2013.

We maintain a custody account for our cash and securities in Germany that had a cash balance of $583 and $245 at December 31, 2013 and 2012, respectively, and is reflected as Cash on our balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded. The Company anticipates applying for listing on the GXG Markets on which it will seek admission to the GXG Markets' First Quote segment, which is the new European stock exchange catering to early stage growth companies.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at December 31, 2013 and 2012 as intercompany accounts. At December 31, 2013 there were 28,511,985 shares held by shareholders other than the Company representing 41.9% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $4,045,534 based on AFPI's outstanding total equity of $9,665,317 at December 31, 2013. In addition, $64,979 in the net loss of AFPI of $155,227 for the year ended December 31, 2013 has been attributed to the non-controlling interest of those stockholders. At December 31, 2012 there were 22,427,370 shares held by shareholders other than the Company representing 35.9% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $3,526,880 based on AFPI's outstanding total equity of $9,814,756 at December 31, 2012. In addition, $55,177 in the net loss of AFPI of $153,552 for the year ended December 31, 2012 has been attributed to the non-controlling interest of those stockholders

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history. The Company’s future success will be dependent upon its ability to market its products including its portable balloon inflation devices including the PBIS-1000 (of which the Company sold three units in 2010) and the PBIS-2000 (of which the Company delivered one unit to the U.S. Air Force in 2012, which unit the Air Force returned to the Company in the fourth quarter of 2012 to make certain paid improvements, which totaled $13,440 in revenue during 2013).

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

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries NovoFuel, HPI, API, APTI and AFPI. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2013 and 2012 were $-0-.

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

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years
Leasehold improvements	7 years

The Company's property and equipment consisted of the following at December 31, 2013 and 2012:

	Cost		Accumulated Depreciation		Balance
	2013	2012	2013	2012	2013	2012
Equipment	$5,799	$5,799	$5,799	$5,220	$0	$2,595
Furniture	1,680	1,680	1,484	1,148	196	868

Total	$7,479	$7,479	$7,283	$6,368	$196	$1,111

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Research and Development

Research and development costs are expensed as incurred. In each of the years ended December 31, 2013 and 2012, the Company incurred $0 and $593 in direct research and development costs, identified as "product development expense" on our statements of operations.

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

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2013 and 2012, as the impact of the potential common shares, which totaled approximately 7,426,230,633 (December 31, 2013) and 35,263,790 (December 31, 2012), would be anti-dilutive, but not decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2013 and 2012 is equal to basic loss per share.

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

In the fourth quarter ended December 31, 2012, the U.S. Air Force returned the PBIS-2000 unit to the Company to make certain paid design improvements. The work was completed in the first quarter of 2013 and the unit was returned to the Air Force at that time. Expenditures made during the fourth quarter of 2012 on this project was reflected as "Work in progress" on our balance sheets and was offset against the revenue received in the first quarter of 2013.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)”. ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current US GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. We do not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2013 and 2012. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for the years ended December 31, 2013 and 2012. In December 2012, the Company awarded a one-time management fee to its officers totaling $100,000. As of December 31, 2013 and 2012, the Company owed $369,692 and $276,792, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2013 and 2012, the Company recorded $4,065 and $3,510, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At December 31, 2013 and 2012, respectively, there was $3,048 and $964 payable under the bonus plan.

In the years ended December 31, 2013 and 2012, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the years ended December 31, 2013 and 2012, these management fees totaled $78,000. As of December 31, 2013 and 2012, the Company owed $14,485 and $33,319 in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,200 per month in 2013 and 2012. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $14,400 for each of the years ended December 31, 2013 and 2012, respectively. A total of $700 and $0 in rent expense was accrued but unpaid at December 31, 2013 and 2012.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounts payable to related parties consisted of the following at December 31, 2013 and 2012:

	2013	2012
Management fees and related expenses payable to officers	$396,171	$313,611

Bonus payable to officers	3,048	984

Rent payable to affiliate of officers	-	-

Accrued other expenses payable to officers	26,127	22,044

Total accounts payable, related party	$425,346	$336,639

Related Party Notes Payable

AlumiFuel Power Corporation

The Company has issued promissory notes to its president for loans made to it from time-to-time at an interest rate of 8% per annum and due on demand. During the year ended December 31, 2012, $3,055 in principal and $116 in accrued interest was paid on these notes leaving no balance due at December 31, 2012. During the year ended December 31, 2013 an additional $500 was loaned that remained payable at December 31, 2013. There was $28 and $0 in accrued interest payable at December 31, 2013 and 2012, respectively.

Prior to the year ended December 31, 2012, the president of API loaned the Company $4,500 in promissory notes bearing interest at 8% and due on demand of which $1,512 was outstanding at the end of 2011. No further loans or payments were made during the years ended December 31, 2013 or 2012 leaving a principal balance of $1,512 in both years with accrued interest of $365 and $244 payable at December 31, 2013 and 2012, respectively.

From time to time, the Company has issued promissory notes to a company owned by its president which at December 31, 2011 had a balance due of $118. The notes bear an interest rate of 8% per annum and are due on demand. During the year ended December 31, 2012, an additional $18,550 was loaned and a total of $18,365 in principal and $185 in interest was paid leaving balances due of $302 in principal and $7 in interest. During the year ended December 31, 2013, an additional $18,100 was loaned and a total of $5,086 in principal and $415 in interest was paid leaving balances due of $13,316 in principal and $169 in interest.

The Company has executed two promissory notes with a company affiliated with a Company’s officer. These notes carry an interest rate of 8% per annum and are due on demand. As of December 31, 2011 of $935 in principal and $339 in accrued interest was payable on these notes. During the year ended December 31, 2012, an additional $4,500 was loaned and no principal or interest was repaid leaving balances due at that date of $5,435 in principal and $628 in interest. No loans or payment occurred in 2013 leaving balances due of $5,435 in principal and $1,064 in interest at December 31, 2013.

At December 31, 2011, the Company owed $2,165 in principal and $282 in accrued on a promissory note issued to a partnership affiliated with the Company’s president. These notes carry an interest rate of 8% and are due on demand. There were no further transactions with this partnership during the years ended December 31, 2013 or 2012 leaving $2,165 in principal payable in both years along with $630 and $456 in accrued interest payable, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Prior to 2012, the Company issued a promissory note to a partnership affiliated with its president and secretary in the amount of $5,000. This note carries and interest rate of 8% per annum and is due on demand. There have been no payments of principal or interest on this note. At the years ended December 31, 2013 and 2012, $5,000 in principal with $1,888 and $1,488, respectively, in accrued interest remained outstanding on this note.

During the year ended December 31, 2012, the Company borrowed $9,770 from a Corporation owned by its Secretary. During the year ended December 31, 2013, an additional $15,000 was loaned. These notes carry an interest rate of 8% per annum and are due on demand. All of the respective 2012 notes were repaid in 2012 with $6 in interest leaving $2 in accrued interest payable at December 31, 2012. Of the 2013 loans, $11,000 was paid in 2013 along with $80 in interest leaving $4,000 in principal and $2 in interest payable at December 31, 2013.

From time to time, a company owned by the Company's officers has loaned the Company funds that at December 31, 2011 totaled $1,268 in principal. These notes are due on demand and carry an interest rate of 8%. During the year ended December 31, 2012, an additional $15,950 was loaned and $17,218 in principal with $269 in interest was repaid leaving no amounts due at year end. During the year ended December 31, 2013, an additional $2,500 was loaned and $1,500 in principal with $1 in interest was repaid leaving $1,000 in principal and $19 in accrued interest payable at December 31, 2013.

As of December 31, 2011, the company owed a corporation affiliated with the Company's officers $19,583. During the year ended December 31, 2012, $9,993 in principal and $607 in interest was repaid on these notes leaving balances due of $9,590 in principal and $1,050 in interest due at that date. There were no further transaction in 2013 leaving $9,590 in principal and $1,817 in interest payable at December 31, 2013.

At December 31, 2011, the Company owed $350 to a company affiliated with the Company's officers. This note is due on demand and bears interest at 8% per annum. The principal balance of $350 along with accrued interest of $307 and $279 remained outstanding at December 31, 2013 and 2012, respectively.

As of December 31, 2011, the Company owed $2,853 to an affiliate of the Company's president. This note is due on demand and bears interest at 8% per annum. During the years ended December 31, 2012 no transactions took place leaving $2,853 in principal and $255 in interest due at December 31, 2013. The entire principal balance and $147 of interest was repaid in 2013 leaving no principal but $291 in interest due at December 31, 2013.

As of both December 31, 2013 and 2012, $2,365 in accrued interest, but no principal, remained payable on two notes previously issued to third parties.

HPI Partners, LLC

In periods prior to December 31, 2011, HPI received loans from Company officers or their affiliates that were repaid in prior periods. Accrued interest due totaling $235 remained unpaid on these paid notes as of both December 31, 2013 and 2012.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Notes and interest payable to related parties consisted of the following at December 31, 2013 and 2012:

	2013	2012
Notes payable to officers; interest at 8% and due on demand	$1,512	$1,512

Notes payable to affiliates of Company officers; interest at 8% and due on demand	41,356	25,695

Notes payable, related party	42,868	27,207

Interest payable related party	9,180	7,008

Total principal and interest payable, related party	$52,048	$34,215

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to an unaffiliated trust which had a balance due of $9,785 at December 31, 2011. All notes bear an interest rate of 8% and are due on demand. During the year ended December 31, 2012, and additional $376,150 in principal was loaned by the trust and a total of $3,835 in principal and $915 in interest was repaid in cash. In addition, during the year ended December 31, 2012, the trust sold $227,250 in principal on these notes to unaffiliated third parties that were converted to common stock of the Company. As of December 31, 2012, $154,850 in principal and $9,301 in interest remained unpaid on these notes. During the year ended, 2013, the trust loaned the Company $76,700 and sold $38,300 in principal on these notes to unaffiliated third parties that converted that balance to convertible notes and/or common stock of the Company. In addition, the Trust was repaid $23,236 in principal and $13,535 in interest during 2013. Please see note Note 6 Capital Stock below for further information on the note sale and conversion transactions. As of December 31, 2013, $170,014 in principal and $13,641 in interest remained unpaid on these notes.

As of December 31, 2011, $32,732 in principal was outstanding on a demand promissory note from an unaffiliated third party with interest payable at 8%. During the years ended December 31, 2013 and 2012, no further transactions occurred leaving a principal balance of $32,732 at the end of both years with interest due of $5,581 and $2,962 as of December 31, 2013 and 2012, respectively.

As of December 31, 2011, the Company owed an unaffiliated third party $26,000. The notes to this party are due on demand and bear interest at 8% per annum. In the year ended December 31, 2012, a total of $118,351 in debt due this party from our subsidiary API was converted to two promissory notes of the Company under the same terms. An additional $43,087 was loaned during the year ended December 31, 2013. During the year ended December 31, 2013, $144,351 of these notes was purchased by an unaffiliated third parties and became convertible notes. As a result of these transactions, there was $43,087 and $144,352 in principal due this party at December 31, 2013 and 2012, respectively with $6,316 and $3,324 in accrued interest payable at December 31, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2012, the Company borrowed a total of $26,440 from an unaffiliated third party. These notes carried interest rates of 60% for $13,000 and 36% for $13,440 of the principal balance. The $13,000 note was due on April 1, 2012; on November 1, 2012 the terms of the note were changed to make it convertible at market at which time the interest rate was lowered to 8%. The $13,440 was repaid in 2013 upon receipt of payment by the U.S. Air Force on the design improvements being made to the PBIS-2000 unit shipped during 2012. In addition, in November 2012, the Company purchased 1,000,000 shares of AFPI stock from this entity and issued them a promissory note of $100,000 in payment. This note is due in November 2013 and carries an interest rate of 8%. Interest payments of $806 were made during the year ended December 31, 2012 on these notes. As a result of these transactions, the principal balance on these notes was $126,440 with interest payable of $6,920 at December 31, 2012; with a principal balance of $113,000 and interest payable of $19,539 at December 31, 2013.

During the year ended December 31, 2012, the Company borrowed $6,000 from an unaffiliated third party. This note carries interest at a rate of 8% and is due on demand. No principal or interest was repaid on this note during the year ended December 31, 2012 leaving a principal balance of $6,000 and interest payable of $467 as of that date. No further transactions took place in 2013 leaving a principal balance due of $6,000 with interest payable of $947 at December 31, 2013.

In years previous to 2012, the Company borrowed $20,000 from an unaffiliated third party. This note was due on demand and carried interest rate of 8% per annum. The entire principal balance of this note was repaid at June 30, 2010 with accrued interest payable balance of $57 due as of December 31, 2013 and 2012.

Many of the Company's notes issued to unaffiliated third parties contain provisions allowing them to be converted to common stock of the Company at market price on the date of conversion.

AlumiFuel Power, Inc.

As of December 31, 2011, the entire principal balance on certain accounts receivable financing loans totaling $6,000 was due and payable. During the year ended December 31, 2012 the entire principal balance of these loans was repaid along with $5,400 in accrued interest leaving no principal balance due and interest payable of $1,050 at both December 31, 2013 and 2012.

AlumiFuel Power International, Inc.

At December 31, 2011, AFPI owed $17,678 to an unaffiliated third party that was changed to a derivative convertible note in January 2012. The remaining balances due on this note are derivative convertible notes as explained more fully under the section "AlumiFuel Power Corporation Convertible Promissory Notes" below.

In the fourth quarter of 2011, the entire balance of a $50,000 note was sold to an unaffiliated third party and became a derivative convertible note as explained more fully under the section "Convertible Promissory Notes" below. During the year ended December 31, 2011, the Company accrued interest and fees totaling $22,000 prior to the note sale with no payments made to the outstanding fees leaving total fees due of $23,549 as of that date. In addition this party was owed $2,556 in accrued interest from notes payable prior to 2012. During the quarter ended June 30, 2012, $26,100 of the accrued interest payable was converted to a convertible promissory note leaving an interest balance due of $5 at both December 31, 2013 and 2012.

As of December 31, 2012 there was a balance due an unaffiliated third party of $25,000 at with an interest rate of 12% issued prior to December 31, 2011. No payments were made in 2012 or 2013 leaving a principal balance due at December 31, 2013 and 2012 of $25,000 with accrued interest payable of $8,786 and $5,787 at December 31, 2013 and 2012, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2013, the Company was loaned a total of Euro 144,650 from unaffiliated third parties. This amount represented $190,230 as of December 31, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of December 31, 2013, there was a total of $8,978 in interest payable on these notes, which interest may be paid in shares of AFPI common stock.

HPI Partners, LLC

In periods prior to 2011, the Company issued various a notes payable to unaffiliated third parties through HPI. These notes were also repaid in the periods prior to December 31, 2011 leaving interest payable of $647 at December 31, 2012 and 2011.

Notes and interest payable to others consisted of the following at December 31, 2013 and 2012:

	2013	2012
Notes payable, non-affiliates; interest at 8% and due on demand	$580,063	$489,373

Interest payable, non-affiliates	65,547	30,521

Total principal and interest payable, other	$645,610	$519,894

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Among other terms of the offering, the Debentures were originally due in January 2013, but have been extended to December 31, 2013. The Debentures are convertible at a conversion price equal to 75% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

The debt issuance costs of $188,810 were being amortized over the three year term of the Debentures so that as of December 31, 2013, all $188,810 of these costs had been expensed as debt issuance costs.

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

During the year ended December 31, 2012, the debenture holders converted a total of $106,500 in face value of the debentures to 2,431,667 shares of our common stock, or $0.044 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $143,929 and as of December 31, 2012, the total face value of the Debentures outstanding was $47,000.

During the year ended December 31, 2013, the debenture holders converted a total of $37,000 in face value of the debentures to 2,466,667 shares of our common stock, or $0.015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $49,333 and as of December 31, 2013, the total face value of the Debentures outstanding was $10,000.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at December 31, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of the Debentures was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.0055	188%	1.25%

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

During the year ended December 31, 2012, the note holders converted the entire remaining balance of $117,500 in face value and $3,300 in accrued interest to 2,390,219 shares of our common stock, or $0.06 per share. As a result of these transactions, the entire derivative liability of $235,682 for the converted notes was extinguished as of December 31, 2012.

Converted AFPI Notes

In November and December 2011, two holders of certain demand promissory notes issued by AFPI totaling $125,000 sold them to an unaffiliated third party investor (the "Converted AFPI Notes"). We agreed to allow conversion of the Converted AFPI Notes into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion. The principal balance on these notes was $85,000 at December 31, 2011. In addition, in January 2012, we agreed to convert $22,500 in accrued interest on these notes to a convertible note with the same conversion terms, interest at a rate of 8% and due in 12 months.

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

During the year ended December 31, 2012, the note holders converted $107,500 face value and $1,144 in interest payable on the notes to 3,045,755 shares of our common stock, or $0.04 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $210,574 for the converted notes and as of December 31, 2012, and the total face value of the Converted AFPI Notes outstanding was $0.

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

During the year ended December 31, 2012, the note holders converted the entire $39,000 face value of the notes to 368,333 shares of our common stock, or $0.10 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,714 for these notes and as of December 31, 2012, the total face value of the Debentures outstanding was $-0-.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at December 31, 2013.

The fair value of the convertible note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$52,200	6 months	$0.00005	312%	0.13%

September 2012 Convertible Note

In September 2012 we issued $35,000 of 6% unsecured convertible debenture with a private investor (the “Sept Debenture”). The Sept Debenture is due in September and is convertible at 50% of the lowest closing bid price per of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion. In addition, the Sept Debenture provides for adjustments in the case of certain corporate actions.

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

At December 31, 2012, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2012, the Company recorded no adjustment to the previously recorded liabilities resulting in a derivative liability balance of $70,000 at December 31, 2012.

During the year ended December 31, 2013, the note holder converted the entire $35,000 in face value of the Sept Debenture to 47,442,640 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $70,000.

October 2012 Convertible Notes

In October 2012 we issued $10,000 of 8% unsecured convertible debenture with a private investor at which time the investor also purchased $50,000 in existing notes from one of our third party note holders (together the “October Notes”). The October Notes are due in October 2013 and are convertible at 50% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion.

Debt issuance costs totaling $1,000 are being amortized over the term of the October Notes or such shorter period as the October Notes may be outstanding. As of December 31, 2013, $208 of these costs had been expensed as debt issuance costs.

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

During the year ended December 31, 2012, the debenture holders converted a total of $32,500 in face value of the debentures to 3,250,000 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $65,000 and as of December 31, 2012, the total face value of the Debentures outstanding was $27,500.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During the year ended December 31, 2013, the October Notes holders converted a total of $24,520 in face value of the October Notes plus $514 in interest to 21,581,793 shares of our common stock, or $0.0011 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $60,000 and as of September 30, 2013, the total face value of the October Notes outstanding was $2,980.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date the Company has recorded an expense and decreased the previously recorded liabilities by $114,040 resulting in a derivative liability balance of $5,960 at December 31, 2013.

The fair value of the Debentures was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$5,960	1 year	$0.00005	312%	0.13%

October/November Convertible Notes

In October and November 2012 a private investor purchased a total of $139,600 in existing notes from one of our third party note holders (together the “October/November Notes”). The notes were amended to include a maturity date that is nine months from the amendment date or July/August 2013 and have an 8% interest rate.

The October/November Notes are convertible at 50% ($124,300) and 45% ($15,300) of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

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

During the year ended December 31, 2012, the debenture holders converted a total of $14,600 in face value of the debentures to 3,250,000 shares of our common stock, or $0.01 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $31,000 and as of December 31, 2012, the total face value of the Debentures outstanding was $125,000.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

During year ended December 31, 2013, the note holders converted a total of $46,901 in face value of the October/November Notes to 111,750,000 shares of our common stock, or $0.00042 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $66,962 and as of December 31, 2013, the total face value of the October/November Notes outstanding was $78,099.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to December 31, 2012, there was an $126,962 decrease to the previously recorded liabilities resulting in a derivative liability balance of $155,638 at December 31, 2013.

The fair value of the Debentures was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$155,638	9 months	$0.00005	258%	0.11%

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

The 2012 and 2013 Asher Convertible Notes are convertible at 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carry an interest rate of 8% per annum.

We received net proceeds from the 2012 Asher Convertible Notes of $124,000 after debt issuance costs of $10,000 paid for lender legal fees. As of December 31, 2013, all of these costs had been expensed as debt issuance costs.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We received net proceeds from the 2013 Asher Convertible Notes of $45,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2013, $3,541 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $50,000 and a total initial loss on the valuation of derivative liabilities of $38,500 for a derivative liability balance of $88,500 total at issuance.

The fair value of the 2012 and 2013 Asher Convertible Notes were calculated at each issue date utilizing the following assumptions:

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

During the year ended December 31, 2012, the 2012 Asher Convertible Notes holders converted a total of $28,100 in principal to 2,810,000 shares of our common stock, or $0.01 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $56,200 and as of December 31, 2012, the total face value of the 2012 Asher Convertible Notes outstanding was $105,900.

During the year ended December 31, 2013, the 2012 Asher Convertible Notes holders converted the remaining $105,900 principal and $7,960 in interest to 147,451,365 shares of our common stock, or $0.0007 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $230,167.

During the year ended December 31, 2013, the 2013 Asher Convertible Notes holders converted a total of $10,390 in principal to 97,380,953 shares of our common stock, or $0.0001 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $17,317 and as of December 31, 2013, the total face value of the 2012 Asher Convertible Notes outstanding was $39,610.

At December 31, 2013, the Company revalued the derivative liability balance of the outstanding 2013 Asher Convertible Notes and as a result, for the period from their issuance to December 31, 2013, the Company has recorded an adjustment and decreased the previously recorded liabilities by $9,280 resulting in a derivative liability balance of $79,220 at December 31, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of the 2013 Asher Convertible Notes was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$79,220	9 months	$0.00005	258%	0.11%

February 2013 Notes

In February 2013, an investor purchased a note in the amount of $26,000 from one of our third party note holders (the "February 2013 Notes"). The February 2013 Notes may be converted at any time at the lower of a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion, or $0.00005, as adjusted for splits and other events. This note has an interest rate of 8% per annum and is due in January 2014.

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

During the year ended December 31, 2013, the note holders converted a total of $26,000 in face value of the February 2013 Notes to 13,852,300 shares of our common stock, or $0.0019 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $52,000 and as of September 30, 2013, the total face value of the February 2013 Notes outstanding was $0.

May 2013 Notes

In May 2013 we issued $2,500 of 8% unsecured convertible note with the same private investor (the “May 2013 Notes”). The May 2013 Notes are due in February 2014 and are convertible at 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

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

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding May 2013 Notes totaling $2,500. Therefore, for the period from their issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $268 resulting in a derivative liability balance of $5,000 at December 31, 2013.

The fair value of the May 2013 Notes was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$5,000	1 year	$0.00005	312%	0.13%

2013 CareBourn Notes

In the year ended December 31, 2013 a private investor purchased a total of $118,351 in existing notes from one of our third party note holders and loaned an additional $32,000 in new notes for a total of $118,351 (together the “2013 CareBourn Notes”). The assumed notes have an interest rate of 6% per annum. The new notes are due in December 2013 and have an 8% interest rate.

The 2013 Convertible Notes are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the 2013 CareBourn Notes resulted in an initial debt discount of $151,351 and an initial loss on the valuation of derivative liabilities of $91,683 for a derivative liability balance of $242,034 at issuance.

The fair value of the 2013 CareBourn Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/5/13	$59,683	6 months	$0.00005	$0.0001	271%	0.11%
3/7/13	$15,000	9 months	$0.00005	$0.0001	295%	0.13%
3/22/13	$17,000	9 months	$0.00005	$0.0001	295%	0.13%
11/14/13	$58,667	6 months	$0.0004	$0.0002	133%	0.10%

During the year ended December 31, 2013, the note holders converted a total of $17,140 in face value of the 2013 CareBourn Notes to 60,100,000 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $30,256 and as of December 31, 2013, the total face value of the 2013 Convertible Notes outstanding was $133,211.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to that date there was an increase of $24,387 to the previously recorded liabilities resulting in a derivative liability balance of $266,421 at December 31, 2013.

The fair value of the 2013 Convertible Notes was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$64,000	6 months	$0.00035	258%	0.11%
$202,421	9 months	$0.00035	138%	0.09%

JMJ Convertible Note

In June 2013 we issued $16,500 of 12% unsecured convertible note with a private investor (the “JMJ Convertible Note”). The JMJ Convertible Note is due in May 2014 and is convertible at 60% of the lowest trading price per share of the Company’s common stock for the twenty-five (25) trading days immediately preceding the date of conversion.

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

During the year ended December 31, 2013, the note holders converted a total of $2,200 in face value of the 2013 CareBourn Notes to 22,000,000 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $3,667 and as of December 31, 2013, the total face value of the 2013 Convertible Notes outstanding was $14,300.

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding JMJ Convertible Note. Therefore, for the period from their issuance to December 31, 2013, the Company has recorded an expense and decreased the previously recorded liabilities by $7,847 resulting in a derivative liability balance of $23,833 at December 31, 2013.

The fair value of the JMJ Convertible Note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$23,833	1 year	0.00006	312%	0.013%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bohn Convertible Note

In May 2013 we issued a $20,000 8% unsecured convertible note with a private investor (the “Bohn Convertible Note”). The Bohn Convertible Note is due in November at a conversion price of 75% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

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

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from its issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $8,571 resulting in a derivative liability balance of $40,000 at December 31, 2013.

The fair value of the Bohn Convertible Note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$40,000	6 months	$0.0003	139%	0.09%

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

WHC Capital Note

During the year ended December 31, 2013, an unaffiliated institutional investor purchased three notes totaling $19,900 from one of our third party note holders and issued a new notes in the amount of $10,000 for a total of $29,900 in amounts due (the "WHC Notes"). The WHC Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in June 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the WHC Notes resulted in an initial debt discount of $29,900 and an initial loss on the valuation of derivative liabilities of $25,178 for a derivative liability balance of $55,078 at issuance.

The fair value of the WHC Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
7/25/13	18,078	11 months	0.00115	0.0019	337%	0.12%
8/13/13	7,000	11 months	0.0005	0.0014	396%	0.11%
11/26/13	20,000	12 months	0.00015	0.0005	305%	0.13%
12/6/13	10,000	12 months	0.00015	0.0005	305%	0.13%

During the year ended December 31, 2013, the note holders converted a total of $13,688 in face value and $78 in interest of the WHC Notes to 61,828,388 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $23,280 and as of December 31, 2013, the total face value of the WHC Notes outstanding was $16,212.

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding WHC Notes. Therefore, for the period from their issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $22,654 resulting in a derivative liability balance of $32,424 at December 31, 2013.

The fair value of the WHC Notes was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$10,000	11 months	0.00005	278%	0.13%
$22,424	12 months	0.0005	312%	0.013%

Schaper Note

In December 2013 we issued a $15,000 8% unsecured convertible note with a private investor (the “Schaper Note”). The Schaper Note is due in August 2014 at a conversion price of 50% of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Schaper Note resulted in an initial debt discount of $15,000 and an initial loss on the valuation of derivative liabilities of $5,000 for a derivative liability balance of $20,000 at issuance.

The fair value of the Schaper Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
12/3/13	$20,000	9 months	$0.00015	$0.0004	252%	0.12%

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding Schaper Note. Therefore, for the period from its issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $10,000 resulting in a derivative liability balance of $30,000 at December 31, 2013.

The fair value of Schaper Note was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$30,000	9 months	$0.00005	258%	0.11%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Debentures and convertible notes and interest payable consisted of the following at December 31, 2012 and 2011:

Short-term liabilities:	2012	2012

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	10,000	44,395

2012 & 2013 Convertible Notes; non-affiliate, interest at 8%; due May 2012-April 2014; $39,610 face value net of discount of $18,650	20,960	102,289

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000	50,000

January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100	26,100

October 2012 Convertible Notes; non-affiliate; interest at 8%; due October 2013; $5,480 face value net of discount of $938	4,542	5,729

October/November Convertible Notes; non-affiliate; interest at 8%; $82,299 face value net of discount of $0	78,099	15,734

2013 CareBourn Notes; non-affiliate; interest at 6-8%; due August 2013 to August 2014; $133,211 face value net of discount of $44,000	89,211	-

JMJ Convertible Notes; non-affiliate; interest at 12%; due June 2014; $14,300 face value net of discount of $3,667	10,633	-

Bohn Convertible Note; non-affiliate; interest at 8%; due November 2013; $20,000 face value net of discount of $0	20,000	-

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000	-

WHC Convertible Note; non-affiliate; interest at 8%; $16,212 face value net of discount of $12,184	4,028	-

Schaper Note; non-affiliate; interest at 8%; due August 2014; face value $15,000 net of discount of $13,333	1,667	-

Total short-term convertible notes	$390,240	$244,247

Interest payable, short-term convertible notes	93,347	68,476

Total principal and interest payable, short-term convertible notes	$483,587	$315,640

Long-term liabilities:

Convertible debentures; non-affiliates; interest at 6% and due September 2015; outstanding principal of $35,000 face value; net of discount of $32,083	-	2,917

Interest payable, long-term convertible notes	-	729

Total principal and interest payable, other	$-	$3,646

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2013 and 2012 consisted of the following:

	Year ended December 31, 2013	Year ended December 31, 2012
General and administrative	$128,889	$197,952
Legal and accounting	29,611	32,600
Professional services	175,974	191,471
Bad debt expense	11,122	8,780
Recovery of allowed for debt	(120,750)	(45,154)
Salaries	200,000	227,533
	$424,846	$613,182

NOTE 5. NOTES RECEIVABLE

At December 31, 2013 and 2012, there were $152,353 and $307,578 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $1,900 was advanced in 2013 and $8,780 was loaned in 2012. During the years ended December 31, 2013 and 2012, FFFC was able to repay $120,750 and $46,255 in principal and $17,325 in interest on these loans. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $1,900 in the year ended December 31, 2013 and $8,780 in the year ended December 31, 2012 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the years ended December 31, 2013 and 2012. Given the uncertainty of payments on these notes, if payments of interest are received they are considered interest income that is offset against interest expense.

As of December 31, 2013 and 2012, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 and $743 in accrued interest remained receivable at December 31, 2012 and 2011, respectively. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $9,383 in the year ended December 31, 2013 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period. The Company also recorded bad debt expense of $1,222 in interest owed as of September 30, 2013, which is considered interest income and offset against income expense, and is no longer recording interest receivable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6. CAPITAL STOCK

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

Effective on April 24, 2013, the Company effectuated a 1 for 200 reverse stock split. As a result of this transaction, a total of 6,406,699,320 shares of issued and outstanding pre-split common stock became 32,033,497 shares of post-split common stock. The Company filed a Certificate of Change with the Secretary of State of Nevada, pursuant to which the Company effectuated the reverse split as well as decreased the authorized capital stock of the Company from 7,510,000,000 shares to 760,000,000 shares, of which 750,000,000 shares are $0.001 par value common stock and 10,000,000 shares may be $0.001 par value preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

On October 14, 2013, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 510,000,000 shares to 760,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. Effective October 11, 2013, the stockholders of the Company through a written consent executed by stockholders holding a majority of the shares of the Company’s common stock outstanding and entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on October 11, 2013.

Common Stock

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

During the year ended December 31, 2013, we issued a total of 607,322,918 shares of our common stock on the conversion of $447,941 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $445,537 in additional expense for the derivative liability for a total cost to the Company of $893,478 or $0.0015 per share.

During the year ended December 31, 2013, we issued 1,840,000 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.01) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.02 per share.

Preferred Stock

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

As a result of these transactions there were 404,055 shares of our Series B Preferred Stock outstanding at December 31, 2012 and 2013. There were $78,071 and $45,747 in dividends payable on our Series B Preferred stock at December 31, 2013 and 2012, respectively, including $32,324 and $33,344 in dividends accrued for the years then ended.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Warrants

In August 2012, the Company issued a total of 150,000,000 warrants to certain warrant holders that were officers and or consultants to API upon the condition that each holder agreed to cancel 35,000,000 warrants issued in July 2011 held by them. Accordingly, the previously issued warrants were cancelled and a total of 150,000,000 new warrants were issued. These warrants vested immediately, are exercisable for a period of five years, and are exercisable at $0.002 per share. These shares were valued at $15,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in year ended December 31, 2012 using the following assumptions:

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

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/7/13	$3,000	3 years	$0.001	$0.0001	275%	0.38%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In May 2013, we issued a total of 40,000 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $0.01 per share. These warrants were valued at $239 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the nine month period ended September 30, 2013.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/14/13	$239	3 years	$0.01	$0.006	287%	0.25%

A summary of the activity of the Company’s outstanding warrants at December 31, 2012 and December 31, 2013 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2012	940,000	$0.40	$0.20

Granted	190,000	0.016	0.017
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2013	1,130,000	$0.43	$0.07

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2012:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	40,000	0.01	2.4 years

$0.20 to $0.80	1,050,000	0.39	2.3 years

$2.00	40,000	2.00	2.9 years

	1,130,000	$0.43	2.5 years

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

All options outstanding at December 31, 2012 are fully vested and exercisable. A summary of outstanding stock option balances under 2009 Stock Incentive Plan at December 31, 2011 and at December 31, 2013 is as follows:

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at December 31, 2012	100,000	$15.00	1.7	$0

Options granted	-	-	-	-

Outstanding at December 31, 2013	100,000	$15.00	0.8	$0

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance. During the year ended December 31, 2012, the Company recorded additional estimated penalty and interest expense of $14,860 for an estimated balance due at that date of $118,647. During the year ended December 31, 2013, the Company recorded additional estimated penalty and interest expense of $15,436 for an estimated balance due at that date of $134,083. This amount is included on the balance sheets at December 31, 2013 and 2012 as “payroll liabilities”.

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

We reached a Settlement Agreement with Wexford-UCSC II, L.P. in May 2013. Pursuant to the terms of the Settlement Agreement, the Company paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 3 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. As a result of this settlement, we recorded a gain of $351,232 listed as litigation contingency under "other income (expense" on our statements of operations for the difference between the total assessed damages of $428,232 and the settlement amount valued at $77,000.

Capital Leases

In April 2010 we leased a copier for a period of three years at $129 per month. The contract includes a buyout at lease end for $1 at which time we will own the machine. We have capitalized the value of this machine at January 1, 2011 in the amount of $3,499 based on the then current value with an expected life of 5 years from the lease date and are depreciating this asset over that period. That amount was included in "property and equipment" under the assets portion of our balance sheet with the corresponding liability for future payments placed under "capital leases" in our liabilities. As each monthly payment was made, the amount under capital leases was reduced to reflect the balance due under the lease. As of the March 31, 2013 payment, the lease was completed. During the year ended December 31, 2013, a total of $387 was reduced in the "capital leases" account for payments made during the period resulting in a Capital leases liability of 0.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2013 and 2012:

	For the year ended December 31,	For the year ended December 31,
	2013	2012
U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2013, deferred tax assets consisted of a net tax asset of $8,862,200, due to operating loss carry forwards of $22,940,825, which was fully allowed for, in the valuation allowance of $8,862,400. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2013 was $458,200 based on the $8,403,800 reported by the Company at December 31, 2012. The net operating loss carry forward expires through the year 2033.

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

NOTE 9. SUBSEQUENT EVENTS

On January 22, 2014, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 760,000,000 shares to 760,000,000 shares, of which 3,510,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time. Effective January 21, 2014, the stockholders of the Company through a written consent executed by stockholders holding a majority of the shares of the Company’s common stock outstanding and entitled to vote, adopted and approved the Amended and Restated Articles of Incorporation, which were adopted by the Company’s board of directors on January 20, 2014.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.