Form 10-Q
period 2014-03-31
AlumiFuel Power Corp
filed 2014-05-20
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0448626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7315 East Peakview Avenue
Englewood, Colorado 80111
(Address of principal executive offices) (Zip code)

(303) 796-8940
(Registrant's telephone number including area code)

_____________________________
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

Number of shares of common stock outstanding at May 1, 2014: 2,126,941,869

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash	$82,485	$9,872
Prepaid expenses	-	-
Notes receivable (Note 4)	-	-
Work in progress (Note 1)	-	-
Other current assets	-	-

Total current assets	82,485	9,872

Property and equipment, less accumulated depreciation of $7,479 (2014) and $7,283 (2013) (Note 1)	113	196
Deferred debt issuance costs (Note 4)	7,567	2,082

Total long-term assets	7,680	2,278

Total assets	$90,165	$12,150

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$432,538	$425,346
Accounts payable, other	524,202	524,747
Derivative liability, convertible notes payable (Note 4)	893,814	704,032
Notes payable, related party (Note 3)	30,551	42,868
Notes payable, other (Note 4)	428,653	580,063
Convertible notes payable, net of discount of $304,262 (2014) and $137,253 (2013) (Note 4)	347,933	390,240
Payroll liabilities (Note 7)	138,032	134,083
Accrued expenses (Note 7)	553,846	500,000
Dividends payable (Note 9)	86,042	78,071
Accrued interest payable:
Interest payable, convertible notes (Note 4)	91,221	93,347
Interest payable, related party notes (Note 3)	9,488	9,180
Interest payable, notes payable other (Note 4)	73,262	65,547

Total current liabilities	3,609,582	3,547,524

Total long-term liabilities	-	-

Total liablities	3,609,582	3,547,524

Commitments and contingencies	-	-

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized, 404,055 (2014) and 404,055 (2013) shares issued and outstanding	404,055	404,055
Common stock, $.001 par value; 3,500,000,000 (2014) and 750,000,000 (2013) shares authorized, 1,806,353,346 (2014) and 631,402,195 (2013) shares issued and outstanding	1,806,353	631,402
Additional paid-in capital	14,000,180	14,322,968
Accumulated deficit	(23,759,329)	(22,939,333)

Total shareholders' deficit of the Company	(7,548,741)	(7,580,908)

Non-controlling interest (Note 1)	4,029,324	4,045,534

Total shareholders' deficit	(3,519,417)	(3,535,374)

Total liabilities and shareholders' deficit	$90,165	$12,150

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013

Revenue (Note 1)
Reactor sales	$-	13,440
Consulting fees	-	$-
Total revenue	-	13,440

Cost of goods sold (Note 1)	-	(21,421)

Gross loss	0	(7,981)

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 3)	84,407	83,854
Stock-based compensation (Note 9)	-	3,000
Depreciation	84	586
Other (Note 6)	118,446	122,976

Total operating costs and expenses	(202,936)	(210,416)

Loss from operations	(202,936)	(218,397)

Other income (expense)
Litigation contingency (Note 7)	-	-
Interest (expense) income, amortization of convertible note discount (Note 4)	(159,048)	(108,913)
Interest expense (Notes 3 & 4)	(258,109)	(25,090)
Fair value adjustment of derivative liabilities (Note 4)	(199,903)	(164,368)

	(617,060)	(298,371)

Loss before income taxes	(819,996)	(516,768)

Income tax provision (Note 8)	-	-

Net loss	(819,996)	(516,768)

Net loss attributable to non-controlling interest (Note 1)	16,231	9,030

Net loss attributable to Company	$(803,765)	$(507,738)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average common shares outstanding (Notes 1 & 9)	1,434,615,969	29,673,163

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Three months ended March 31, 2014
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2013	631,402,195	$631,402	404,055	$405,055	14,322,968	$(22,939,333)	$4,045,534	$(3,535,374)

January through March 2014, issuance of common
stock to convertible noteholders (Notes 4 & 9)	970,770,919	970,771	-	-	(380,532)	-	-	590,239

January through March 2014, issuance of common stock on conversion of debt (Notes 4 & 9)	204,180,232	204,180	-	-	49,505	-	-	253,685

January through March 2014, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(7,971)	-	-	(7,971)

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	16,210	-	(32,441)	(16,231)

Net loss	-	-	-	-	-	(819,996)	16,231	(803,765)

Balance at March 31, 2014	1,806,353,346	$1,806,353	404,055	$405,055	$14,000,180	$(23,759,329)	$4,029,324	$(3,519,417)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(819,996)	$(516,768)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	338,387	177,367
Stock based compensation (Note 9)	-	3,000
Debt issuance costs (Note 4)	5,515	2,216
Beneficial conversion feature (Note 9)	219,752	18,400
Allowance for bad debt (Note 5)	-	1,400
Recovery of bad debt expense (Note 5)	(13,500)	(18,250)
Depreciation and amortization	84	586
Change in fair value of derivative liability (Note 4)	(123,751)	(13,000)
Amortization of discount on debentures payable (Note 3)	158,111	90,513
Change in non-controlling interest (Note 1)	-	(15,940)
Changes in operating assets and liabilities:
Accounts and other receivables	13,500	16,693
Work in progress	-	18,732
Prepaid expenses and other assets	-	313
Accounts payable and accrued expenses	62,250	68,373
Related party payables (Note 3)	42,192	2,810
Dividends payable (Note 9)	(7,971)	7,940
Interest payable	25,667	23,396
Net cash used in operating activities	(99,760)	(132,219)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	180,000	32,000
Proceeds from notes payable, related (Note 3)	-	4,000
Proceeds from notes payable, other (Note 4)	23,600	126,830
Prodeeds from sales of notes receivable (Note 5)	-	-
Proceeds from sales of common stock (Note 9)	-	-
Proceeds from sales of subsidiary equity (Notes 1 & 9)	-	-
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	-	-
Payments under capital leases (Note 7)	-	(389)
Payments on notes payable (Note 4)	(7,910)	(26,940)
Payments on notes payable, related (Note 3)	(12,317)	(4,291)
Payments to placement agents (Note 4)	(11,000)	-
Payments on convertible notes payable (Note 4)	-	-
Payments on redemption of preferred stock (Note 4)	-	-
Net cash provided by financing activities	172,373	131,210

Net change in cash and cash equivalents	72,613	(1,009)

Cash and cash equivalents:
Beginning of period	9,872	5,216

End of period	$82,485	$4,207

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,699	$6,518

Noncash financing transactions:
Notes and interest payable converted to stock	$229,718	$409,652

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended March 31, 2014 and 2013 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

In February 2014, the Company announced plans to change its strategic direction. In addition, the Company announced that it has formed a new subsidiary, Bitcoin Capital Corporation, to pursue early stage opportunities in Bitcoin and other cryptocurrency. As of the filing of this report, Bitcoin Capital Corporation has not begun operating. The Company also announced that its board of directors had approved a name change to AFPW Holdings, Inc. although the name change has not yet been completed.

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2013, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the nine months ended March 31, 2014, and has an accumulated deficit of $23,759,329 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2013 and March 31, 2014 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at March 31, 2014 as intercompany accounts. At March 31, 2014 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $4,029,324 based on AFPI's outstanding total equity of $9,625,594 at March 31, 2014. In addition, $16,231 in the net loss of AFPI of $117,377 for the three months ended March 31, 2014 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2014 were $-0-.

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

Financial Instruments

At March 31, 2014, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended March 31, 2014 and March 31, 2013, as the impact of the potential common shares, which totaled approximately 1,562,280,400 (March 31, 2014) and 40,073,500 (March 31, 2013), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for three month periods ended March 31, 2014 and 2013 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2014, and no pronouncements were adopted.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 for each of the three months ended March 31, 2014 and 2013. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $21,000 for each of the three months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company owed $377,892 and $287,192, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the three month periods ended March 31, 2014 and 2013, the Company recorded $1,907 and $1,354, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At March 31, 2014 and 2013, respectively, there was $4,955 and $2,337 payable under the bonus plan.

In the three month periods ended March 31, 2014 and 2013, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the three month periods ended March 31, 2014 and 2013, these management fees totaled $19,500. As of March 31, 2014 and 2013, the Company owed $10,770 and $22,069 in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2014 and $1,200 per month in 2013. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $4,500 the three months ended March 31, 2014 and $3,600 for the same period in 2013. A total of $10,000 and $4,000 in rent expense was accrued but unpaid at March 31, 2014 and 2013, respectively.

Accounts payable to related parties consisted of the following at March 31, 2014:

Management fees, rent and bonus payable to officers	$403,617

Accrued expenses payable to subsidiary officer	28,921

Total accounts payable, related party	$432,538

Related Party Notes Payable

AlumiFuel Power Corporation

At March 31, 2014 and 2013, the Company owed $500 and $0, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest. There was $38 and $0 in accrued interest payable at March 31, 2014 and 2013, respectively.

At both March 31, 2014 and 2013, the Company owed the president of APTI $1,511 in loans in demand notes with 8% interest. As of March 31, 2014 and 2013 there was accrued interest payable of $395 and $274, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2014 and 2013, the Company owed $6,000 and $12, respectively, to a company owned by its president in demand notes with 8% interest. There were payments totaling $7,317 in principal and $228 in accrued interest during the 2014 period and $291 in principal and $9 in interest during the 2013 period to amounts previously owed. There was $13 and $0 in accrued interest payable at March 31, 2014 and 2013, respectively.

At both March 31, 2014 and 2013, the Company owed $5,435 to a company affiliated with its Secretary in demand notes with 8% interest. There was $1,171 and $735 in accrued interest payable at March 31, 2014 and 2013, respectively.

At both March 31, 2014 and 2013, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of March 31, 2014 and 2013, the Company owed $672 and $499, respectively, in accrued interest on these notes.

At both March 31, 2014 and 2013, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand. As of both March 31, 2014 and 2013, $1,988 and $1,587 in accrued interest was payable at those dates, respectively.

At both March 31, 2014 and 2013, the Company owed $9,590 to a corporation affiliated with the Company's officers in demand notes with interest at 8%. There was $2,006 and $1,239 in accrued interest payable on these notes at March 31, 2014 and 2013, respectively.

At both March 31, 2014 and 2013, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%. There was $314 and $286 in accrued interest payable on these notes at March 31, 2014 and 2013, respectively.

At December 31, 2013, the Company owed a corporation owned by the Company's secretary $4,000 and in demand notes with interest of 8% per annum. There was $0 and $2,500 loaned during the three month periods ended March 31, 2014 and 2013, respectively, along with payments of $4,000 in principal and $3 in accrued interest during the 2014 period and $2,500 in principal and $2 in interest during the 2013 period. As a result of these transactions, there was no principal or interest payable on these notes at March 31, 2014 and 2013.

As of March 31, 2014 and 2013, the Company owed two companies and an individual affiliated with its officers a total of $2656 in interest on notes paid in periods prior to 2014. At March 31, 2013, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both March 31, 2014 and 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total

Total notes and interest payable to related parties consisted of the following at March 31, 2014 and 2013:

	2014	2013
Notes payable to officers; interest at 8% and due on demand	$500	$0

Notes payable to affiliates of Company officers; interest at 8% and due on demand	30,051	26,916

Notes payable, related party	30,551	26,916

Interest payable related party	9,488	7,532

Total principal and interest payable, related party	$40,039	$34,448

Note 4: Notes Payable

AlumiFuel Power Corporation

At March 31, 2014 and 2013, the Company owed $105,405 and $174,252, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the three months ended March 31, 2014, the trust loaned the Company $10,400 and sold $59,500 in principal on these notes to unaffiliated third parties that became convertible notes. In addition, the trust converted $7,600 of these notes to common stock during the same period. Please see convertible notes below and Note 9 “Capital Stock” below for further information on these transactions. During the three months ended March 31, 2013, the trust loaned the Company $49,600 and sold $18,400 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. The Company made payments on these notes during the three month period ended March 31, 2014 totaling $7,910 in principal and $2,290 in accrued interest. The Company made payments on these notes during the three month period ended March 31, 2013 totaling $6,100 in accrued interest. There was $14,262 and $10,575 in accrued interest payable on these notes at March 31, 2014 and 2013, respectively.

At both March 31, 2014 and 2013, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $6,227 and $3,608 in accrued interest payable on these notes at March 31, 2014 and 2013, respectively.

At March 31, 2014 and 2013, the Company owed an unaffiliated third party $43,086 and $87,088, respectively. These notes are due on demand and carry an interest rate of 8%. There was $28,421 loaned during the three month period ended March 31, 2013. There was $7,166 and $4,668 in accrued interest payable at March 31, 2014 and 2013, respectively.

At March 31, 2014 and 2013, the Company owed an unaffiliated third party $13,000 and $113,000, respectively. There as $113,000 payable on these notes at December 31, 2013 and during the three months ended March 31, 2014, $100,000 of these notes was reissued as a convertible note as explained more fully under “Convertible Notes” below. A total of $13,500 was loaned and repaid during the three month period ended March 31, 2013. These notes carry current interest rates of 8% per annum. As of March 31, 2014 and 2013, there was $19,796 and $9,209 in accrued interest payable on these notes.

As of both March 31, 2014 and 2013, we owed an unaffiliated third party $6,000 in a demand note with 8% interest. As of March 31, 2014 and 2013, there was $1,066 and $585 in accrued interest payable on this note.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both March 31, 2014 and 2013.

During the year ended December 31, 2011, a note for $6,800 was purchased by a third party investor and converted to 22,666 shares of the Company’s common stock. The shares were never issued. As a result, the Company has agreed to allow this noteholder to complete a new conversion of this note as of February 2014 for a total of 34,000,000 shares or $0.0002 per share.

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued prior to 2013.

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both March 31, 2014 and 2013 of $25,000 with interest payable of $9,526 (2014) and $6,526 (2013).

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both March 31, 2014 and 2013.

At March 31, 2014 the company owed $203,430 from unaffiliated third parties paid in Euros totaling 154,250. This amount represented $35,310 as of March 31, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of March 31, 2014 and 2013, there was a total of $13,460 and $296, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both March 31, 2014 and 2013.

Total

Notes and interest payable to others consisted of the following at March 31, 2014 and 2013:

	2014	2013
Notes payable, non-affiliates; interest at 8% and due on demand	$200,223	$424,870

Notes payable, non-affiliates; interest at 10% and due in March 2014-February 2015	203,430	35,310

Notes payable, non-affiliates; interest at 12% and due on demand	25,000	25,000

Notes payable	428,653	485,180

Interest payable, non-affiliates	73,262	37,226

Total principal and interest payable, other	$501,905	$522,406

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of March 31, 2014.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

The fair value of the remaining Debentures were calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
11/15/2009	$77,778	3 years	$0.045	$0.09	193%	1.38%

Among other terms of the offering, the Debentures were originally due in January 2013, but have been extended to December 31, 2013. The Debentures are convertible at a conversion price equal to 75% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

At March 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at March 31, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Debentures was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.000675	435%	.875%

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to an unaffiliated third party investor. These notes are due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor it convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share.

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

During the three months ended March 31, 2014, the holders converted a total of $3,055 in face value of the debentures to 5,208,028 shares of our common stock, or $0.0006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $6,109 and as of March 31, 2014, the total face value of the Debentures outstanding was $23,045.

At March 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to March 31, 2014, the Company has recorded an adjustment and increased the previously recorded liabilities by $3,684 resulting in a derivative liability balance of $40,970 at March 31, 2014.

The fair value of the January 2012 Interest Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$40,970	12 months	$0.0003	340%	0.125%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Asher Convertible Notes

During the year ended December 31, 2013, the Company entered into note agreements with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $50,000 on the following dates and in the following amounts (the "2013 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
5/31/13	$27,500	February 24, 2014
7/31/13	$22,500	April 22, 2014

The 2013 Asher Convertible Notes are convertible at 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carry an interest rate of 8% per annum.

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

During the quarter ended March 31, 2013, the 2013 Asher Convertible Notes holders converted the remaining principal balance of $39,610 plus $2,200 in interest to 228,309,524 shares of our common stock, or $0.00018 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $79,220.

2014 Asher Convertible Notes

During the three months ended March 31, 2014, the Company entered into a note agreement with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $22,500 on the following dates and in the following amounts (the "2014 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
1/28/14	$22,500	October 22, 2014

The 2014 Asher Convertible Notes are convertible at 50% of the average of the lowest three closing bid prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carry an interest rate of 8% per annum.

We received net proceeds from the 2014 Asher Convertible Notes of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2014 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of March 31, 2014, $556 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2014 Asher Convertible Notes resulted in total initial debt discounts of $22,500 and a total initial loss on the valuation of derivative liabilities of $17,500 for a derivative liability balance of $45,000 total at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/28/14	$22,500	9 months	$0.0001	$0.0009	279%	0.09%

During the quarter ended March 31, 2013, the 2014 Asher Convertible Notes holders converted the remaining principal balance of $39,610 plus $2,200 in interest to 228,309,524 shares of our common stock, or $0.00018 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $79,220.

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Notes. Therefore, for the period from its issuance to March 31, 2014, the Company has recorded an expense and decreased the previously recorded liabilities by $10,000 resulting in a derivative liability balance of $35,000 at March 31, 2014.

The fair value of 2015 Asher Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$35,000	9 months	$0.000045	260%	0.10%

October 2012 Convertible Notes

In October 2012 we issued $10,000 of 8% unsecured convertible debenture with a private investor that were convertible at 50% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion. As of December 31, 2013, the balance remaining on these notes was $2,980.

The beneficial conversion feature (an embedded derivative) included in the October Notes resulted in an initial debt discount of $10,000 and an initial loss on the valuation of derivative liabilities of $10,000 for a derivative liability balance of $20,000 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
10/17/12	$10,000	1 year	$0.00005	$0.0002	236%	0.18%

During the three months ended March 31, 2013, the holders converted the remaining $2,980 in face value plus $920 in interest to 77,998,200 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $10,000 and the balance due on the notes was 0.

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

During the three months ended March 31, 2013, the holders converted the remaining $2,500 in face value plus $222 in interest to 16,009,824 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $4,732 and the balance due on the notes was 0.

November Convertible Notes

In November 2012 a private investor purchased a total of $111,600 in existing notes from one of our third party note holders (together the “November Notes”). The notes were amended to include a maturity date that is nine months from the amendment date or August 2013 and have an 8% interest rate. At December 31, 2013, there was $77,519 in principal on these notes outstanding.

The November Notes are convertible at 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the November Notes resulted in an initial debt discount of $111,600 and an initial loss on the valuation of derivative liabilities of $111,500 for a derivative liability balance of $222,600 at issuance.

The fair value of the Converted AFPI Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
11/29/12	$50,000	9 months	$0.00005	$0.0001	255%	0.16%
11/30/12	$61,300	9 months	$0.00005	$0.0001	255%	0.16%

During the three months ended March 31, 2014, the debenture holders converted a total of $39,969 in face value and $3,840 of the debentures to 182,957,251 shares of our common stock, or $0.00024 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $46,900 and as of March 31, 2014, the total face value of the Debentures outstanding was $37,850.

At March 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to March 31, 2014, there was an $163,722 decrease to the previously recorded liabilities resulting in a derivative liability balance of $58,878 at March 31, 204.

The fair value of the Debentures was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$58,878	9 months	$0.000045	260%	0.10%

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 Convertible Notes are convertible at a conversion price for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

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

During the three months ended March 31, 2014, the note holders converted a total of $59,544 in face value and $2,168 in interest of the 2013 CareBourn Notes to 221,994,870 shares of our common stock, or $0.00028 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $119,087 and as of March 31, 2014, the total face value of the 2013 Convertible Notes outstanding was $73,667.

At March 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to that date there was an increase of $24,387 to the previously recorded liabilities resulting in a derivative liability balance of $114,593 at March 31, 2014.

The fair value of the 2013 Convertible Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$91,260	6 months	$0.00045	237%	0.07%
$23,333	9 months	$0.00045	260%	0.10%

2014 CareBourn Notes

During the three months ended March 31, 2014, an institutional investor converted $100,000 in promissory notes due from the Company to a convertible note due September 30, 2014. In addition, our president, converted $35,000 in fees due him from our subsidiary AFPI into convertible due October 2, 2014. This investor also loaned the Company an additional $10,000 that is due August 18, 2014. These notes total $145,000 (together the “2014 CareBourn Notes) and all bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the 2014 CareBourn Notes resulted in an initial debt discount of $145,000 and an initial loss on the valuation of derivative liabilities of $140,556 for a derivative liability balance of $285,556 at issuance.

The fair value of the 2013 CareBourn Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
1/1/14	$200,000	9 months	$0.0001	$0.0003	258%	0.11%
1/2/14	$70,000	9 months	$0.0001	$0.0003	258%	0.11%
2/18/14	$15,556	6 months	$0.0009	$0.00045	250%	0.07%

At March 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes. For the period from their issuance to that date there was an decrease of $60,000 to the previously recorded liabilities resulting in a derivative liability balance of $225,556 at March 31, 2014.

The fair value of the 2014 CareBourn Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$15,556	6 months	$0.00045	237%	0.07%
$210,000	9 months	$0.00045	260%	0.10%

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

The total face value of the 2013 Convertible Notes outstanding was $14,300 at December 31, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2014, the note holders converted a total of $14,300 in face value and $2,167 in interest of the 2013 CareBourn Notes to 131,866,680 shares of our common stock, or $0.00012 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $23,833 and as of March 31, 2014, the total face value of the 2013 Convertible Notes outstanding was $0.

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

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to March 31, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $1,905 resulting in a derivative liability balance of $33,334 at March 31, 2014.

The fair value of the Bohn Convertible Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$31,111	6 months	$0.000045	238%	0.07%

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

WHC Capital Notes

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

During the three months ended March 31, 2014, the note holders converted a total of $11,212 in face value and $286 in interest of the WHC Notes to 74,426,542 shares of our common stock, or $0.00015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $22,424 and as of March 31, 2014, the total face value of the WHC Notes outstanding was $5,000.

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding WHC Notes. Therefore, for the period from their issuance to March 31, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $22,654 resulting in a derivative liability balance of $32,424 at March 31, 2014.

The fair value of the WHC Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$8,889	12 months	0.00045	340%	0.13%

During the three months ended March 31, 2014, WHC purchased additional notes totaling $49,600 from one of our third party note holders and issued a new notes in the amount of $20,000 for a total of $69,600 in amounts due (the "WHC 2104 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March 2015.

The beneficial conversion feature (an embedded derivative) included in the WHC 2014 Notes resulted in an initial debt discount of $49,600 and an initial loss on the valuation of derivative liabilities of $59,765 for a derivative liability balance of $129,365 at issuance.

The fair value of the WHC 2014 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/6/14	93,365	12 months	0.00085	0.0015	338%	0.12%
3/14/14	7,000	11 months	0.0005	0.0014	338%	0.12%

During the three months ended March 31, 2014, the note holders converted a total of $20,267 in face value of the WHC 2014 Notes to 106,426,542 shares of our common stock, or $0.0006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $38,150 and as of March 31, 2014, the total face value of the WHC 2014 Notes outstanding was $49,333.

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes. Therefore, for the period from their issuance to March 31, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $41,662 resulting in a derivative liability balance of $87,703 at March 31, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the WHC 2014 Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$87,703	12 months	0.00045	340%	0.13%

Schaper Notes

In December 2013 we issued a $15,000 8% unsecured convertible note with a private investor and in January 2014 issued an additional $10,000 note under the same terms (together the “Schaper Notes”). The Schaper Notes are due in August and October 2014 and have a conversion price of 50% of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Schaper Notes resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $15,000 for a derivative liability balance of $40,000 at issuance.

The fair value of the Schaper Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
12/3/13	$20,000	9 months	$0.00015	$0.0004	252%	0.12%
1/28/14	$20,000	9 months	$0.0008	$0.0009	278%	0.08%

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes. Therefore, for the period from its issuance to March 31, 2014, the Company has recorded an expense and decreased the previously recorded liabilities by $1,111 resulting in a derivative liability balance of $38,889 at March 31, 2014.

The fair value of Schaper Notes was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$38,889	9 months	$0.000045	260%	0.10%

JSJ Notes

In February 2014 we issued a $25,000 12% unsecured convertible note with a private investor (the “JSJ Convertible Note”). This note is due on August 14, 2014 and is convertible into common stock at 50% of the lowest three closing bid prices for the twenty (20) days immediate preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the JSJ Convertible Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $8,333 for a derivative liability balance of $33,333 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the JSJ Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/19/14	$33,333	9 months	$0.0003	$0.0016	250%	0.08%

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding JSJ Convertible Note. Therefore, for the period from their issuance to March 31, 2014, the Company increased the previously recorded liabilities by $5,556 resulting in a derivative liability balance of $38,889 at March 31, 2014.

The fair value of the JSJ Convertible Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$38,889	9 months	$0.000045	238%	0.07%

LG Funding Notes

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor (the “LG Convertible Note”). This note is due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

We received net proceeds from the LG Convertible Note of $38,000 after debt issuance costs of $2,000. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of March 31, 2014, $167 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Note resulted in an initial debt discount of $40,000 and an initial loss on the valuation of derivative liabilities of $5,000 for a derivative liability balance of $45,000 at issuance.

The fair value of the LG Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/24/14	$45,000	1 year	$0.0008	$0.0021	338%	0.12%

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Note. Therefore, for the period from their issuance to March 31, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $26,111 resulting in a derivative liability balance of $71,111 at March 31, 2014.

The fair value of the LG Convertible Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$71,111	1 year	$0.000045	340%	0.13%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Iconic Notes

In February 2014 we issued a $27,500 5% unsecured convertible note with a private investor (the “Iconic Convertible Note”). This note is due on February 26, 2015 and is convertible into common stock at 50% of the lowest trading price for the twenty-five (25) days immediate preceding the date of conversion.

We received net proceeds from the Iconic Convertible Note of $25,000 after debt issuance costs of $2,500. These debt issuance costs will be amortized over the terms of the Iconic Convertible Notes or such shorter period as the Notes may be outstanding. As of March 31, 2014, $208 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Iconic Convertible Note resulted in an initial debt discount of $27,500 and an initial loss on the valuation of derivative liabilities of $27,500 for a derivative liability balance of $55,000 at issuance.

The fair value of the Iconic Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/3/14	$55,000	1 year	$0.0002	$0.0018	338%	0.12%

At March 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Iconic Convertible Note. Therefore, for the period from their issuance to March 31, 2014, the Company decreased the previously recorded liabilities by $6,111 resulting in a derivative liability balance of $48,889 at March 31, 2014.

The fair value of the Iconic Convertible Note was calculated at March 31, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$48,889	1 year	$0.000045	340%	0.13%

ADAR Convertible Note

On March 31, 2013 we issued a $25,000 8% unsecured convertible note with a private investor (the “ADAR Convertible Note”). This note is due on February 20, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

We received net proceeds from the ADAR Convertible Note of $23,500 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the ADAR Convertible Notes or such shorter period as the Notes may be outstanding. As of March 31, 2014, $0 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the ADAR Convertible Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $55,000 for a derivative liability balance of $80,000 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the ADAR Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/31/14	$80,000	1 year	$0.00045	$0.0008	340%	0.13%

Debentures and convertible notes and interest payable consisted of the following at March 31, 2014:

Short-term liabilities:	March 31, 2014

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300

January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	23,045

2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $22,500 face value net of discount of $21,389	1,111

November Convertible Notes; non-affiliate; interest at 8%; $37,850 face value net of discount of $0	37,850

2013 CareBourn Notes; non-affiliate; interest at 8%; $73,667 face value net of discount of $14,667	59,000

2014 CareBourn Notes; non-affiliate; interest at 8%; $145,000 face value net of discount of $95,833	49,167

Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000

WHC Convertible Notes; non-affiliate; interest at 8%; $54,333 face value net of discount of $51,782	2,551

Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $16,111	8,889

JSJ Notes; non-affiliate; interest at 12%; due August 2014; face value $25,000 net of discount of $18,750	6,250

LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $40,000 net of discount of $36,667	3,333

Iconic Notes; non-affiliate; interest at 5%; due February 2015; face value $27,500 net of discount of $24,063	3,437

ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $25,000 net of discount of $25,000	-

Total short-term convertible notes	$347,933

Interest payable, short-term convertible notes	91,221

Total principal and interest payable, short-term convertible notes	$439,154

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Notes Receivable

At March 31, 2014 there was $138,853 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. During the three months ended March 31, 2014, FFFC was able to repay $13,500 in principal on these loans. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. The Company has allowed for all interest due on these notes and did not record any interest receivable during the three month period ended March 31, 2014. As of March 31, 2013, FFFC owed the Company $254,353 and paid $18,250 against these notes. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of March 31, 2014, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 in accrued interest remained receivable and has been allowed for given management’s assessment that recovery of these amounts is unlikely.

Note 6: Other Expense

Other expense for the three and nine month periods ended March 31, 2014 and 2013 consisted of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
General and administrative	$31,504	$29,227
Salaries and employee benefits	53,846	58,550
Legal and accounting	17,050	8,500
Bad debt expense	-	1,400
Recovery of allowed for debt	(13,500)	(18,250)
Professional services	29,546	43,549
	$118,446	$122,976

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2012 of $118,647. During the three months ended March 31, 2014 an additional expense of $11,253 was recorded for a total accrued balance of $130,170 as of that date. This amount is included on the balance sheets at March 31, 2014 as “payroll liabilities”.

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

Note 9: Capital Stock

Common Stock

During the three month period ended March 31, 2014, we issued a total of 970,770,919 shares of our common stock on the conversion of $210,218 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $379,721 in additional expense for the derivative liability for a total cost to the Company of $589,939 or $0.0006 per share.

During the three month period ended March 31, 2014, we issued 204,180,232 shares of our common stock to a noteholder upon conversion of $19,200 in promissory notes. In addition to the face value of the notes, the Company recorded $219,752 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.0012 per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and March 31, 2014 is as follows:
	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2013	1,130,000	$0.43	$0.07

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at March 31, 2014	1,130,000	$0.43	$0.07

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2014:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	40,000	0.01	2.2 years

$0.20 to $0.80	1,050,000	0.39	2.2 years

$2.00	40,000	2.00	2.7 years

	1,130,000	$0.43	2.3 years

Note 10: Subsequent Events

Subsequent to March 31, 2014, the Company has issued 320,588,523 shares of common stock upon the conversion of $116,620 in principal and interest on certain convertible promissory notes issued by the Company.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2013 and 2012.

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

We have completed the design and engineering modifications necessary and have begun limited production of our Portable Balloon Inflation Systems. In September 2012, the Company received a purchase order from the U.S. Air Force to make certain modifications to a PBIS-2000 previously delivered in 2012. The unit was returned to the Air Force in the first quarter of 2013 and we booked $13,440 in revenue received for this work.

During 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. While the NovoFuel and Genport continue to work together, to date no private financing has been received and no combination or integration of NovoFuel and Genport has taken place.

On closing of a capital investment, if it occurs, NovoFuel common shares are to be allocated to Genport shareholders in exchange for 100% of Genport shares. Although Genport would then be a wholly-owned subsidiary of NovoFuel, Genport, SrL would retain its status as an Italian company under Italian law. Following the closing of the transaction, if it occurs, NovoFuel will have operations in the United States and Italy.

The focus of Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the United States and Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2013 and 2012, we anticipate we will require over the next twelve months approximately $900,000 of additional capital to fund the Company’s operations, not including any financing contemplated for the Novofuel/Genport transaction. This amount also does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as the potential for very minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2013, during 2014 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 65% causing the issuance of shares below market value prices causing substantial and continual dilution to our stockholders.

During the three months ended March 31, 2014, we received a net of $172,373 from our financing activities, primarily from the issuance of notes payable from various sources totaling $203,600 including $180,000 in convertible notes.  This was offset by payments on notes payable totaling $20,227 and note fees of $11,000.  This compared to cash provided by financing activities of $131,210 in the three months ended March 31, 2013 derived from proceeds from the issuance of notes payable totaling $162,830.  This was offset by payments on notes payable of $31,231.

In the three month period ended March 31, 2014, net cash used in operating activities was $99,760.  This compared to net cash used in operating activities of $132,219 for three month period ended March 31, 2013.  The 2014 amount included a $819,996 net loss that included approximately $584,600 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $338,385 related to our convertible notes as well as the beneficial conversion feature for converted promissory notes totaling $219,752 that was partially offset by the change in fair value of the derivative liabilities of $(123,751).  This compares to a net loss of $516,768 in the three months ended March 31, 2013 that included a non-cash loss of approximately $246,300 primarily from non-cash interest expense related to convertible notes of $177,367 along with amortization of discount on debentures payable of $90,513 both related to our convertible debt.

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

 (b) Results of Operations

Three Month Period ended March 31, 2014 vs March 31, 2013

For the three month periods ended March 31, 2014 and 2013, our total revenue was $0 and $13,440, respectively. The revenue in the March 31, 2013 period was received from the US Air Force for modifications to the PBIS-2000 unit delivered to them in 2012. The loss from operations for the three month period ended March 31, 2014 was $202,935 versus $218,397 in the three month period ended March 31, 2013. This decrease in 2014 was primarily the result of a lack of stock compensation cost along with losses associated with the PBIS-2000 modifications in the 2013 period. The losses included $84,407 and $83,854 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $118,446 and $122,976 for “Other” expenses in the three month periods ended March 31, 2014 and 2013, respectively, was comprised of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
General and administrative	$31,504	$29,227
Salaries and employee benefits	53,846	58,550
Legal and accounting	17,050	8,500
Bad debt expense	-	1,400
Recovery of allowed for debt	(13,500)	(18,250)
Professional services	29,546	43,549
	$118,446	$122,976

The “Other” expense during the three months ended March 31, 2013 included a decrease in professional services while most other categories remained relatively stable year to year. The Company recovered $13,500 in bad debt expense from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2014 as compared to $18,250 in the 2013 period..

The company recorded $617,060 in “other expense” during the three months ended March 31, 2014 as compared to $298,371 in the three months ended March 31, 2013. This decrease is the direct result of the adjustments to derivative liabilities related to the Company's various convertible notes including a significant increase in related interest expense as expense related to conversion as well as the issuance of approximately $180,000 in new convertible recorded during the three months ended March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,111,400 of debt outstanding as of March 31, 2014 including convertible debentures and notes with a face value totaling $652,195, which has been borrowed at fixed rates ranging from 6% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2014 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended March 31, 2014, we issued a total of 970,770,919 shares of our common stock on the conversion of $210,218 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $379,721 in additional expense for the derivative liability for a total cost to the Company of $589,939 or $0.0006 per share.

During the three month period ended March 31, 2014, we issued 204,180,232 shares of our common stock to a noteholder upon conversion of $19,200 in promissory notes. In addition to the face value of the notes, the Company recorded $219,752 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.0012 per share.

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

ALUMIFUEL POWER CORPORATION (Registrant)

Date: May 20, 2014	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer