Form 10-Q
period 2014-06-30
AlumiFuel Power Corp
filed 2014-08-14
CIK 1108046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 2014

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

Number of shares of common stock outstanding at July 31, 2014: 2,531,611,417

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Index to Financial Statements
(Unaudited)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Cash	$26,993	$9,872
Prepaid expenses	—	—
Notes receivable (Note 4)	—	—
Work in progress (Note 1)	—	—
Other current assets	—	—

Total current assets	26,993	9,872

Property and equipment, less accumulated depreciation
of $7,479 (2014) and $7,283 (2013) (Note 1)	28	196
Deferred debt issuance costs (Note 4)	6,671	2,082

Total long-term assets	6,699	2,278

Total assets	$33,692	$12,150

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$405,362	$425,346
Accounts payable, other	526,688	524,747
Derivative liability, convertible notes payable (Note 4)	710,104	704,032
Notes payable, related party (Note 3)	14,961	42,868
Notes payable, other (Note 4)	447,453	580,063
Convertible notes payable, net of discount of
$204,758 (2014) and $137,253 (2013) (Note 4)	407,369	390,240
Payroll liabilities (Note 7)	142,017	134,083
Accrued expenses (Note 7)	600,000	500,000
Dividends payable (Note 9)	94,101	78,071
Accrued interest payable:
Interest payable, convertible notes (Note 4)	97,691	93,347
Interest payable, related party notes (Note 3)	7,720	9,180
Interest payable, notes payable other (Note 4)	82,100	65,547

Total current liabilities	3,535,566	3,547,524

Total long-term liabilities	-	-

Total liablities	3,535,566	3,547,524

Commitments and contingencies	—	—

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
404,055 (2014) and 404,055 (2013) shares
issued and outstanding	404,055	404,055
Common stock, $.001 par value; 3,500,000,000 (2014) and
750,000,000 (2013) shares authorized,
2,431,611,417 (2014) and 631,402,195 (2013) shares
issued and outstanding	2,431,611	631,402
Additional paid-in capital	13,695,425	14,322,968
Accumulated deficit	(24,153,782)	(22,939,333)

Total shareholders' deficit of the Company	(7,622,691)	(7,580,908)

Non-controlling interest (Note 1)	4,125,817	4,045,534

Total shareholders' deficit	(3,496,874)	(3,535,374)

Total liabilities and shareholders' deficit	$38,692	$12,150

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue (Note 1)
Reactor sales	$-	$-	$-	13,440
Consulting fees	-	-	-	$-
Total revenue	-	-	-	13,440

Cost of goods sold (Note 1)	-		-	(21,421)

Gross loss	-	-	-	(7,981)

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 3)	83,100	83,215	167,507	167,069
Stock-based compensation (Note 9)	-	239	-	3,239
Depreciation	84	161	168	747
Other (Note 6)	108,501	103,306	226,947	226,282

Total operating costs and expenses	(191,685)	(186,921)	(394,622)	(397,337)

Loss from operations	(191,685)	(186,921)	(394,622)	(405,318)

Other income (expense)
Litigation contingency	-	351,232	-	351,232
Interest (expense) income, amortization
of convertible note discount (Note 4)	(244,023)	(129,953)	(403,071)	(238,866)
Interest expense (Notes 3 & 4)	(41,716)	(26,256)	(299,825)	(51,346)
Fair value adjustment of derivative liabilities (Note 4)	82,972	69,575	(116,931)	(94,792)

	(202,767)	264,598	(819,827)	(33,772)

Loss before income taxes	(394,452)	77,677	(1,214,449)	(439,090)

Income tax provision (Note 8)	-	-	-	-

Net loss	(394,452)	77,677	(1,214,449)	(439,090)

Net loss attributable to non-controlling interest (Note 1)	32,741	17,492	32,741	9,030

Net loss attributable to Company	$(361,711)	$95,169	$(1,181,708)	$(430,060)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding (Notes 1 & 9)	2,201,041,954	39,033,845	1,700,469,737	32,685,292

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Statement of Changes in Shareholders’ Deficit
Six months ended June 30, 2014
(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2013	631,402,195	$631,402	404,055	$405,055	14,322,968	$(22,939,333)	$4,045,534	$(3,535,374)

January through June 2014, issuance of common
stock to convertible noteholders (Notes 4 & 9)	1,553,063,509	1,553,063	-	-	(554,956)	-	-	998,107

January through June 2014, issuance of common	247,145,713	247,146	-	-	23,726	-	-	270,872
stock on conversion of debt (Notes 4 & 9)

January through June 2014, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(16,030)	-	-	(16,030)

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	-	-	(80,283)	-	47,542	(32,741)

Net loss	-	-	-	-	-	(1,214,449)	32,741	(1,181,708)

Balance at June 30, 2014	2,431,611,417	$2,431,611	404,055	$405,055	$13,695,425	$(24,153,782)	$4,125,817	$(3,496,874)

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,214,449)	$(439,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	291,388	228,208
Stock based compensation (Note 9)	-	3,239
Debt issuance costs (Note 4)	6,411	8,553
Beneficial conversion feature (Note 9)	229,806	18,400
Allowance for bad debt (Note 5)	-	-
Recovery of bad debt expense (Note 5)	(38,500)	(39,850)
Depreciation and amortization	168	747
Change in fair value of derivative liability (Note 4)	(61,268)	(73,733)
Amortization of discount on debentures payable (Note 4)	257,616	164,775
Change in non-controlling interest (Note 1)	-	(32,059)
Changes in operating assets and liabilities:
Accounts and other receivables	38,500	39,533
Work in progress	-	18,732
Prepaid expenses and other assets	-	313
Accounts payable and accrued expenses	114,875	(227,524)
Related party payables (Note 3)	10,016	9,266
Dividends payable (Note 9)	(16,030)	16,029
Interest payable	107,005	45,506
Net cash used in operating activities	(274,462)	(258,955)

Cash flows from investing activities:
Purchase of equipment	-	-
Issuance of notes receivable (Note 5)	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	290,000	98,500
Proceeds from notes payable, related (Note 3)	-	18,600
Proceeds from notes payable, other (Note 4)	48,400	196,180
Prodeeds from sales of notes receivable (Note 5)	-	-
Proceeds from sales of common stock (Note 9)	-	-
Proceeds from sales of subsidiary equity (Notes 1 & 9)	-	-
Proceeds from sale of subsidiary stock by parent (Notes 1 & 9)	-	-
Payments under capital leases (Note 7)	-	(389)
Payments on notes payable (Note 4)	(7,910)	(43,959)
Payments on notes payable, related (Note 3)	(27,907)	(4,291)
Payments to placement agents (Note 4)	(11,000)	(4,000)
Payments on convertible notes payable (Note 4)	-	-
Payments on redemption of preferred stock (Note 4)	-	-
Net cash provided by financing activities	291,583	260,641

Net change in cash and cash equivalents	17,121	1,686

Cash and cash equivalents:
Beginning of period	9,872	5,216

End of period	$26,993	$6,902

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,949	$13,291

Noncash financing transactions:
Notes and interest payable converted to stock	$398,526	$109,482

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2014 and 2013 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the nine months ended June 30, 2014, and has an accumulated deficit of $24,153,782 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

AlumiFuel Power International, Inc.

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2013 and June 30, 2014 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at June 30, 2014 as intercompany accounts. At June 30, 2014 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. This represents a non-controlling interest in AFPI that totaled $4,125,817 based on AFPI's outstanding total equity of $9,586,104 at June 30, 2014. In addition, $32,741 in the net loss of AFPI of $78,213 for the six months ended June 30, 2014 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2014 were $-0-.

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

Financial Instruments

At June 30, 2014, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended June 30, 2014 and 2013, as the impact of the potential common shares, which totaled approximately 3,621,384,000 (June 30, 2014) and 342,813,000 (June 30, 2013), would be anti-dilutive and decrease loss per share. Therefore, diluted loss per share presented for six month periods ended June 30, 2014 and 2013 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2014, and no pronouncements were adopted.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 for each of the six months ended June 30, 2014 and 2013. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $42,000 for each of the six months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013, the Company owed $340,392 and $313,392, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the six month periods ended June 30, 2014 and 2013, the Company recorded $2,507 and $2,069, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At June 30, 2014 and 2013, respectively, there was $5,555 and $1,052 payable under the bonus plan.

In the six month periods ended June 30, 2014 and 2013, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the six month periods ended June 30, 2014 and 2013, these management fees totaled $39,000. As of June 30, 2014 and 2013, the Company owed $12,985 and $285, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2014 and $1,200 per month in 2013. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $9,000 the six months ended June 30, 2014 and $7,200 for the same period in 2013. A total of $9,000 and $1,200 in rent expense was accrued but unpaid at June 30, 2014 and 2013, respectively.

Accounts payable to related parties consisted of the following at June 30, 2014:

Management fees, rent and bonus payable to officers	$370,217

Accrued expenses payable to subsidiary officer	30,145

Total accounts payable, related party	$400,362

Related Party Notes Payable

AlumiFuel Power Corporation

At June 30, 2014 and 2013, the Company owed $500 and $0, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest. There was $0 and $0 in accrued interest payable at June 30, 2014 and 2013, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At both June 30, 2014 and 2013, the Company owed the president of APTI $1,511 in loans in demand notes with 8% interest. As of June 30, 2014 and 2013 there was accrued interest payable of $425 and $304, respectively.

At June 30, 2014 and 2013, the Company owed $0 and $12,112, respectively, to a company owned by its president in demand notes with 8% interest. There were payments totaling $13,317 in principal and $451 in accrued interest during the 2014 period and $291 in principal and $9 in interest during the 2013 period to amounts previously owed. There was $0 and $12 in accrued interest payable at June 30, 2014 and 2013, respectively.

At both June 30, 2014 and 2013, the Company owed $5,435 to a company affiliated with its Secretary in demand notes with 8% interest. There was $1,280 and $843 in accrued interest payable at June 30, 2014 and 2013, respectively.

At both June 30, 2014 and 2013, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of June 30, 2014 and 2013, the Company owed $716 and $542, respectively, in accrued interest on these notes.

At both June 30, 2014 and 2013, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand. As of both June 30, 2014 and 2013, $2,087 and $1,687 in accrued interest was payable at those dates, respectively.

At June 30, 2014 and 2013, the Company owed $0 and $9,590 to a corporation affiliated with the Company's officers in demand notes with interest at 8%. A total of $9,590 in principal and $2,008 in interest was repaid during the 2014 period. There was $0 and $1,430 in accrued interest payable on these notes at June 30, 2014 and 2013, respectively.

At both June 30, 2014 and 2013, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%. There was $321 and $293 in accrued interest payable on these notes at June 30, 2014 and 2013, respectively.

At December 31, 2013, the Company owed a corporation owned by the Company's secretary $4,000 and in demand notes with interest of 8% per annum. There was $0 and $4,500 loaned during the six month periods ended June 30, 2014 and 2013, respectively, along with payments of $4,000 in principal and $3 in accrued interest during the 2014 period and $2,500 in principal and $2 in interest during the 2013 period. As a result of these transactions, there was no principal or interest payable on these notes at June 30, 2014 with $2,000 in principal and $2 in interest payable at June 30, 2013.

As of June 30, 2014 the Company owed two companies and an individual affiliated with its officers a total of $2,656 in interest on notes paid in periods prior to 2014. At June 30, 2013, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both June 30, 2014 and 2013.

Total

Total notes and interest payable to related parties consisted of the following at June 30, 2014 and 2013:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013
Notes payable to officers; interest at 8% and due on demand	$500	$500

Notes payable to affiliates of Company officers; interest at 8% and due on demand	14,461	41,016

Notes payable, related party	14,961	41,516

Interest payable related party	7,720	8,088

Total principal and interest payable, related party	$22,861	$49,604

Note 4: Notes Payable

AlumiFuel Power Corporation

At June 30, 2014 and 2013, the Company owed $123,405 and $171,631, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the six months ended June 30, 2014, the trust loaned the Company $28,400; and sold $59,500 in principal on these notes to unaffiliated third parties that became convertible notes. In addition, the trust converted $7,600 of these notes to common stock during the same period. Please see convertible notes below and Note 9 “Capital Stock” below for further information on these transactions. During the six months ended June 30, 2013, the trust loaned the Company $52,200 and sold $18,400 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. The Company made payments on these notes during the six month period ended June 30, 2014 totaling $7,910 in principal and $2,290 in accrued interest. The Company made payments on these notes during the six month period ended June 30, 2013 totaling $17,109 in principal and $12,352 in accrued interest. There was $16,404 and $7,832` in accrued interest payable on these notes at June 30, 2014 and 2013, respectively.

At both June 30, 2014 and 2013, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $6,879 and $4,261 in accrued interest payable on these notes at June 30, 2014 and 2013, respectively.

At June 30, 2014 and 2013, the Company owed an unaffiliated third party $43,086 and $87,088, respectively. These notes are due on demand and carry an interest rate of 8%. There was $33,421 loaned during the six month period ended June 30, 2013. There was $8,026 and $6,127 in accrued interest payable at June 30, 2014 and 2013, respectively.

At June 30, 2014 and 2013, the Company owed an unaffiliated third party $13,000 and $113,000, respectively. There as $113,000 payable on these notes at December 31, 2013 and during the six months ended June 30, 2014, $100,000 of these notes was reissued as a convertible note as explained more fully under “Convertible Notes” below. A total of $13,500 was loaned and repaid during the three month period ended June 30, 2013. These notes carry current interest rates of 8% per annum. As of June 30, 2014 and 2013, there was $20,055 and $13,275 in accrued interest payable on these notes.

As of both June 30, 2014 and 2013, we owed an unaffiliated third party $6,000 in a demand note with 8% interest. During the six months ended June 30, 2014, this note was assigned to a third party and converted to common stock of the Company including the conversion of $6,000 in principal and $1,132 in accrued interest. As of June 30, 2014 and 2013, there was $0 and $705, respectively, in accrued interest payable on this note.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both June 30, 2014 and 2013.

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

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both June 30, 2014 and 2013 of $25,000 with interest payable of $10,275 (2014) and $7,274 (2013).

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both June 30, 2014 and 2013.

At June 30, 2014 the company owed $210,230 from unaffiliated third parties paid in Euros totaling 159,250. This principal amount due was $97,060 as of June 30, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. As of June 30, 2014 and 2013, there was a total of $18,702 and $2,094, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both June 30, 2014 and 2013.

Total

Notes and interest payable to others consisted of the following at June 30, 2014 and 2013:

	2014	2013
Notes payable, non-affiliates; interest at 8% and due on demand	$212,223	$415,451

Notes payable, non-affiliates; interest at 10% and due in March 2014-February 2015	210,230	97,060

Notes payable, non-affiliates; interest at 12% and due on demand	25,000	25,000

Notes payable	447,453	537,511

Interest payable, non-affiliates	82,100	43,327

Total principal and interest payable, other	$529,553	$580,838

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of June 30, 2014.

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

At June 30, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at June 30, 2014.

The fair value of the Debentures was calculated at June 30, 2014 utilizing the following assumptions:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate
$13,333	3 years	$0.000225	430%	.875%

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

As of June 30, 2014, the holders converted the entire $26,100 principal plus $4,565 in accrued interest to 84,094,065 shares of our common stock, or $0.00036 per share. As a result of these transactions, the derivative liability was $0 as of June 30, 2014.

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

We received net proceeds from the 2013 Asher Convertible Notes of $45,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of June 30, 2014, $5,000 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $50,000 and a total initial loss on the valuation of derivative liabilities of $38,500 for a derivative liability balance of $88,500 total at issuance.

During the quarter ended March 31, 2014, the 2013 Asher Convertible Notes holders converted the remaining principal balance of $39,610 plus $2,200 in interest to 228,309,524 shares of our common stock, or $0.00018 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $79,220 taking it to $0.

2014 Asher Convertible Notes

During the six months ended June 30, 2014, the Company entered into a note agreement with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $22,500 on the following dates and in the following amounts (the "2014 Asher Convertible Notes"):

Date of Issue	Amount	Due Date

1/28/14	$22,500	October 22, 2014

The 2014 Asher Convertible Notes are convertible at 50% of the average of the lowest three closing bid prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carry an interest rate of 8% per annum.

We received net proceeds from the 2014 Asher Convertible Notes of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2014 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of June 30, 2014, $1,389 of these costs had been expensed as debt issuance costs.

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

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Notes. Therefore, for the period from its issuance to June 30, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $1,667 resulting in a derivative liability balance of $46,667 at June 30, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of 2015 Asher Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$35,000	9 months	$0.000015	259%	0.09%

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

During the three months ended March 31, 2014, the holders converted the remaining $2,500 in face value plus $222 in interest to 16,009,824 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $4,732 and the balance due on the notes was 0.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2014, the debenture holders converted the remaining balance of $77,519 in face value and $10,443 in interest of the debentures to 353,413,617 shares of our common stock, or $0.00025 per share, fully converting these debentures. As a result of these transactions, the Company recorded a decrease to the derivative liability taking it to $0 and as of June 30, 2014, the total face value of the Debentures outstanding was $0.

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

During the six months ended June 30, 2014, the note holders converted a total of $114,384 in face value and $2,168 in interest of the 2013 CareBourn Notes to 480,909,770 shares of our common stock, or $0.00024 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $204,395 and as of June 30, 2014, the total face value of the 2013 Convertible Notes outstanding was $18,827.

At June 30, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to that date there was an increase of $60,700 to the previously recorded liabilities resulting in a derivative liability balance of $25,102 at June 30, 2014.

The fair value of the 2013 Convertible Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$25,102	6 months	$0.00015	217%	0.07%

2014 CareBourn Notes

During the six months ended June 30, 2014, an institutional investor converted $100,000 in promissory notes due from the Company to a convertible note due September 30, 2014. In addition, our president, converted $85,000 in fees due him from our subsidiary AFPI into convertible notes due February 1, 2014 ($50,000) and October 2, 2014 ($35,000). This investor also loaned the Company an additional $45,000 that is due August 2014 through May 2015. These notes total $230,000 (together the “2014 CareBourn Notes) and all bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the 2014 CareBourn Notes resulted in an initial debt discount of $180,000 and an initial loss on the valuation of derivative liabilities of $239,344 for a derivative liability balance of $419,344 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the 2013 CareBourn Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

1/1/14	$200,000	9 months	$0.0001	$0.0003	258%	0.11%
1/2/14	$70,000	9 months	$0.0001	$0.0003	258%	0.11%
2/18/14	$15,556	6 months	$0.0009	$0.00045	250%	0.07%
5/1/13	$85,455	9 months	$0.0055	$0.035	292%	0.09%
5/30/14	$33,333	9 months	$0.0003	$0.0006	260%	0.07%
6/20/14	$15,000	9 months	$0.0002	0.0003	260%	0.09%

At June 30, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes. For the period from their issuance to that date there was an decrease of $112,677 to the previously recorded liabilities resulting in a derivative liability balance of $306,667 at June 30, 2014.

The fair value of the 2014 CareBourn Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$230,000	9 months	$0.00015	259%	0.09%

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

During the three months ended March 31, 2014, the note holders converted a total of $14,300 in face value and $2,167 in interest of the JMJ Notes to 131,866,680 shares of our common stock, or $0.00012 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $23,833 and as of March 31, 2014, the total face value of the 2013 Convertible Notes outstanding was $0.

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

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to June 30, 2014, the Company has recorded decreased the previously recorded liabilities by $4,762 resulting in a derivative liability balance of $26,667 at June 30, 2014.

The fair value of the Bohn Convertible Note was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$36,667	6 months	$0.000015	218%	0.07%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wexford Convertible Note

In May 2013, we issued a $75,000 convertible note to the former landlord of API as part of a settlement agreement with respect to a Judgment by Confession entered against API in the Court of Common Pleas Philadelphia County in Philadelphia as described more fully in Note 7 - Commitments and Contingencies below. This note was due in May 2014 and carries an interest rate of 8% per annum. This note may be converted at any time beginning on November 30, 2013 into shares of our common stock at the average of the lowest three (3) Trading Prices for the common stock during the ten trading days prior to the Conversion Date. As this note is convertible at market, there is no imbedded derivative and therefore no corresponding derivative liability.

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

During the six months ended June 30, 2014, the note holders converted the remaining balance of $16,212 in face value and $492 in interest of the WHC Notes to 109,130,609 shares of our common stock, or $0.00008 per share. As a result of these transactions, the Company decreased the derivative liability to $0 and as of June 30, 2014, the total face value of the WHC Notes outstanding was $0.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the WHC 2014 Notes was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

3/6/14	93,365	12 months	0.00085	0.0015	338%	0.12%
3/14/14	36,000	12 months	0.0005	0.0014	338%	0.12%

During the six months ended June 30, 2014, the note holders converted a total of $49,600 in face value and $234 in interest due on the WHC 2014 Notes to 120,331,400 shares of our common stock, or $0.0004 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $90,298 and as of June 30, 2014, the total face value of the WHC 2014 Notes outstanding was $20,000.

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes. Therefore, for the period from their issuance to June 30, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $4,000 resulting in a derivative liability balance of $40,000 at June 30, 2014.

The fair value of the WHC 2014 Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	InterestRate

$40,000	12 months	0.00015	280%	0.11%

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes. Therefore, for the period from its issuance to June 30, 2014, the Company has decreased the previously recorded liabilities by $6,667 resulting in a derivative liability balance of $33,333 at June 30, 2014.

The fair value of Schaper Notes was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$33,333	9 months	$0.000015	259%	0.09%

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

The fair value of the JSJ Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate

2/19/14	$33,333	6 months	$0.0003	$0.0016	250%	0.08%

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding JSJ Convertible Note. Therefore, for the period from their issuance to June 30, 2014, the Company decreased the previously recorded liabilities by $6,667 resulting in a derivative liability balance of $26,667 at June 30, 2014.

The fair value of the JSJ Convertible Note was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$26,667	6 months	$0.00015	217%	0.07%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LG Funding Notes

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor (the “LG Convertible Note”). This note is due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In Jun 2014 we issued an additional $25,000 note to this same investor with the same terms and

We received net proceeds from the LG Convertible Note of $38,000 after debt issuance costs of $2,000. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of June 30, 2014, $729 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Note resulted in an initial debt discount of $40,000 and an initial loss on the valuation of derivative liabilities of $5,000 for a derivative liability balance of $45,000 at issuance.

The fair value of the LG Convertible Note was calculated at issue date utilizing the following assumptions:

Issuance Date	Fair Value	Term	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
2/24/14	$45,000	1 year	$0.0008	$0.0021	338%	0.12%
6/19/14	$50,000	1 year	$0.00015	$0.0004	280%	0.11%

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes. Therefore, for the period from their issuance to June 30, 2014, the Company has decreased the previously recorded liabilities by $8,333 resulting in a derivative liability balance of $86,667 at June 30, 2014.

The fair value of the LG Convertible Note was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$86,667	1 year	$0.000015	280%	0.11%

Iconic Notes

In February 2014 we issued a $27,500 5% unsecured convertible note with a private investor (the “Iconic Convertible Note”). This note is due on February 26, 2015 and is convertible into common stock at 50% of the lowest trading price for the twenty-five (25) days immediate preceding the date of conversion.

We received net proceeds from the Iconic Convertible Note of $25,000 after debt issuance costs of $2,500. These debt issuance costs will be amortized over the terms of the Iconic Convertible Notes or such shorter period as the Notes may be outstanding. As of June 30, 2014, $833 of these costs had been expensed as debt issuance costs.

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

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Iconic Convertible Note. Therefore, for the period from their issuance to June 30, 2014, the Company decreased the previously recorded liabilities by $0 resulting in a derivative liability balance of $55,000 at June 30, 2014.

The fair value of the Iconic Convertible Note was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$55,000	1 year	$0.000015	280%	0.11%

ADAR Convertible Note

On June 30, 2013 we issued a $25,000 8% unsecured convertible note with a private investor (the “ADAR Convertible Note”). This note is due on February 20, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

We received net proceeds from the ADAR Convertible Note of $23,500 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the ADAR Convertible Notes or such shorter period as the Notes may be outstanding. As of June 30, 2014, $375 of these costs had been expensed as debt issuance costs.

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

At June 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note. Therefore, for the period from their issuance to June 30, 2014, the Company decreased the previously recorded liabilities by $30,000 resulting in a derivative liability balance of $50,000 at June 30, 2014.

The fair value of the Iconic Convertible Note was calculated at June 30, 2014 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Interest Rate

$50,000	1 year	$0.000015	280%	0.11%

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures and convertible notes and interest payable consisted of the following at June 30, 2014:

Short-term liabilities:	June 30, 2014

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300

2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $22,500 face value net of discount of $12,222	10,278

2013 CareBourn Notes; non-affiliate; interest at 8%; $18,827 face value net of discount of $14,667	18,827

2014 CareBourn Notes; non-affiliate; interest at 8%; $230,000 face value net of discount of $79,722	150,278

Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000

WHC Convertible Notes; non-affiliate; interest at 8%; $20,000 face value net of discount of $12,223	7,777

Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $7,778	17,222

JSJ Notes; non-affiliate; interest at 12%; due August 2014; face value $25,000 net of discount of $6,250	18,750

LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $65,000 net of discount of $50,625	14,375

Iconic Notes; non-affiliate; interest at 5%; due February 2015; face value $27,500 net of discount of $17,188	10,312

ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $25,000 net of discount of $18,750	6,250

Total short-term convertible notes	$407,369

Interest payable, short-term convertible notes	97,691

Total principal and interest payable, short-term convertible notes	$505,060

Note 5: Notes Receivable

At June 30, 2014 there was $113,853 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. During the six months ended June 30, 2014, FFFC was able to repay $38,500 in principal on these loans. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. The Company has allowed for all interest due on these notes and did not record any interest receivable during the six month period ended June 30, 2014. As of June 30, 2013, FFFC owed the Company $206,353 and paid $66,250 against these notes. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of June 30, 2014, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 in accrued interest remained receivable and has been allowed for given management’s assessment that recovery of these amounts is unlikely.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Other Expense

Other expense for the three and nine month periods ended June 30, 2014 and 2013 consisted of the following:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
General and administrative	$20,346	$28,869	$45,354	$58,097
Salaries and employee benefits	53,425	53,698	113,767	112,248
Legal and accounting	16,965	13,155	34,015	21,655
Bad debt expense	-	1,400	-	1,400
Recovery of allowed for debt	(25,000)	(50,800)	(38,500)	(66,250)
Professional services	42,765	56,984	72,311	99,132
	$108,501	$103,306	$226,947	$226,282

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2013 of $134,083. During the six months ended June 30, 2014 an additional expense of $7,934 was recorded for a total accrued balance of $142,017 as of that date. This amount is included on the balance sheets at June 30, 2014 as “payroll liabilities”.

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

In November 2011, the Company determined it could no longer sustain the significant payments under the lease and vacated the premises. On November 30, 2011, API was notified that a Judgment by Confession had been entered against it in the Court of Common Pleas Philadelphia County in Philadelphia, Pennsylvania by Wexford-UCSC II, L.P., its former landlord. The Judgment by Confession assesses total damages of $428,232, which is comprised of the following: $73,995 for unpaid monthly rent, maintenance fees, interest and late charges for the period through November 30, 2011; attorney's fees of $5,000; rent and maintenance charges of $10,020 for December 2011; and the value of future rent payments for the period from January 1, 2012 to December 31, 2014 of $339,217. The complaint alleged a breach of contract and event of default for API related to this lease. As of March 31, 2013, the Company had recorded $67,429 in rent expense that was included in "accounts payable, other" as of that date. The additional judgment amount totaling $360,803 was expensed as "litigation contingency" on our statements of operations and was recorded under the same name as a liability on balance sheets at March 31, 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9: Capital Stock

Common Stock

During the six month period ended June 30, 2014, we issued a total of 1,553,063,509 shares of our common stock on the conversion of $372,194 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $625,914 in additional expense for the derivative liability for a total cost to the Company of $589,939 or $0.00064 per share.

During the six month period ended June 30, 2014, we issued 247,145,713 shares of our common stock to noteholders upon the conversion of $26,332 in promissory notes and accrued interest. In addition to the face value of the notes, the Company recorded $229,806 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $256,138 or $0.0009 per share.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and June 30, 2014 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2013	1,130,000	$0.43	$0.07

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at June 30, 2014	1,130,000	$0.43	$0.07

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2014:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$0.01	40,000	0.01	1.9 years

$0.20 to $0.80	1,050,000	0.39	2.0 years

$2.00	40,000	2.00	2.4 years

	1,130,000	$0.43	2.0 years

Note 10: Subsequent Events

Subsequent to June 30, 2014, the Company has issued 100,000,000 shares of common stock upon the conversion of $10,000 in principal and interest on certain convertible promissory notes issued by the Company.

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

The focus of the combined Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the United States and Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities. Meantime, the Company is currently pursuing potential backup and/or primary power applications for its hydrogen generation technology related to cannabis growing operations.

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

During the six months ended June 30, 2014, we received a net of $291,583 from our financing activities, primarily from the issuance of notes payable from various sources totaling $348,400 including $290,000 in convertible notes. This was offset by payments on notes payable totaling $35,817 and note fees of $11,000. This compared to cash provided by financing activities of $260,641 in the six months ended June 30, 2013 derived from proceeds from the issuance of notes payable totaling $313,280. This was offset by payments on notes payable of $48,250.

In the six month period ended June 30, 2014, net cash used in operating activities was $274,462. This compared to net cash used in operating activities of $258,955 for six month period ended June 30, 2013. The 2014 amount included a $1,214,449 net loss that included approximately $685,621 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $291,388 related to our convertible notes as well as the beneficial conversion feature for converted promissory notes totaling $229,806 that was partially offset by the change in fair value of the derivative liabilities of $(611,268). This compares to a net loss of $439,090 in the six months ended June 30, 2013 that included a non-cash loss of approximately $310,399 primarily from non-cash interest expense related to convertible notes of $228,208 along with amortization of discount on debentures payable of $164,775 both related to our convertible debt.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through debt instruments and equity financing to insure the operation of our business. To the extent that additional capital is raised through the sale of equity or equity related securities such as convertible notes, which is expected to be our primary source of capital, the issuance of such securities has resulted and will continue to result in significant continued dilution to our current shareholders.

(b) Results of Operations

Six Month Period ended June 30, 2014 vs June 30, 2013

For the six month periods ended June 30, 2014 and 2013, our total revenue was $0 and $13,440, respectively. The revenue in the June 30, 2013 period was received from the US Air Force for modifications to the PBIS-2000 unit delivered to them in 2012. The loss from operations for the six month period ended June 30, 2014 was $394,622 versus $405,318 in the six month period ended June 30, 2013. This decrease in 2014 was primarily the result of losses associated with the PBIS-2000 modifications in the 2013 period. The losses included $167,507 and $167,069 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $226,947 and $226,282 for “Other” operating expenses in the six month periods ended June 30, 2014 and 2013, respectively, was comprised of the following:

	Six months ended June 30, 2014	Six months ended June 30, 2013
General and administrative	$45,354	$58,097
Salaries and employee benefits	113,767	112,248
Legal and accounting	34,015	21,655
Bad debt expense	-	1,400
Recovery of allowed for debt	(38,500)	(66,250)
Professional services	72,311	99,132
	$226,947	$226,282

There was very little change in other operating expense totals from 2014 to 2013. The Company experienced a change in the mix of expenses with lower general and administrative expenses as well as professional services expenses in the 2014 period versus the 2013 period. The Company recovered $38,500 in bad debt expense from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2014 as compared to $66,250 in the 2013 period.

The company recorded $819,827 in “other expense” during the six months ended June 30, 2014 as compared to $33,772 in the six months ended June 30, 2013. This significant decrease is the direct result of recording $351,232 for the the settlement of rent payable on the Company’s Philadelphia laboratory in 2013. In addition, adjustments to derivative liabilities related to the Company's various convertible notes including a significant increase in interest expense and amortization of discounts related to conversions during the six months ended June 30, 2014 resulted in an increase of over $500,000 in derivative liability related expense.

Three Month Period ended June 30, 2014 vs June 30, 2013

For both the three month periods ended June 30, 2014 and 2013, our total revenue was $0. The loss from operations for the three month period ended June 30, 2014 was $191,685 versus $196,921 in the three month period ended June 30, 2013. This increase in 2014 was primarily the result of a slight increase in “other” expense as the Company didn’t recover as much bad debt in 2014 versus the same 2013 period. The losses included $83,100 and $83,215 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $108,501 and $103,306 for “Other” operating expenses in the three month periods ended June 30, 2014 and 2013, respectively, was comprised of the following:

	Three months ended June 30, 2014	Three months ended June 30, 2013
General and administrative	$20,346	$28,869
Salaries and employee benefits	53,425	53,698
Legal and accounting	16,965	13,155
Bad debt expense	-	1,400
Recovery of allowed for debt	(25,000)	(50,800)
Professional services	42,765	56,984
	$108,501	$103,306

The “other” operating expense during the three months ended June 30, 2013 included a sligh decrease in general and administrative and professional services expenses while most other categories remained relatively stable year to year. The Company recovered $25,000 in bad debt expense from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2014 as compared to $50,800 in the 2013 period.

The company recorded $202,767 in “other expense” during the three months ended June 30, 2014 as compared to $264,598 in “other income” for the three months ended June 30, 2013. This significant decrease is the direct result of recording $351,232 for the the settlement of rent payable on the Company’s Philadelphia laboratory in 2013. Adjustments to derivative liabilities related to the Company's various convertible notes including a significant increase in interest expense in the 2014 period.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,014,591 of debt outstanding as of June 30, 2014 including convertible debentures and notes with a face value totaling $612,126, which has been borrowed at fixed rates ranging from 8% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2014 disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended June 30, 2014, we issued a total of 582,292,590 shares of our common stock on the conversion of $161,676 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $246,193 in additional expense for the derivative liability for a total cost to the Company of $407,869 or $0.0007 per share.

During the three month period ended June 30, 2014, we issued 42,965,481 shares of our common stock to a noteholder upon conversion of $7,132 in promissory notes and accrued interest. In addition to the face value of the notes, the Company recorded $10,054 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $17,186 or $0.0004 per share.

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
_____________
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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: August 14, 2014	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and
Principal Financial Officer