Form 10-Q
period 2014-09-30
AlumiFuel Power Corp
filed 2014-11-19
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Wyoming	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at November 1, 2014: 3,840,199,334

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash	$932	$9,872

Total current assets	932	9,872

Property and equipment, less accumulated depreciation of $7,479 (2014) and $7,283 (2013) (Note 1)	—	196
Deferred debt issuance costs (Note 4)	3,484	2,082

Total long-term assets	3,484	2,278
Total assets	$4,416	$12,150

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$403,828	$425,346
Accounts payable, other	514,430	524,747
Derivative liability, convertible notes payable (Note 4)	525,562	704,032
Notes payable, related party (Note 3)	17,961	42,868
Notes payable, other (Note 4)	418,153	580,063
Convertible notes payable, net of discount of $133,824 (2014) and $137,253 (2013) (Note 4)	478,928	390,240
Payroll liabilities (Note 7)	146,002	134,083
Accrued expenses (Note 7)	653,846	500,000
Dividends payable (Note 9)	102,248	78,071
Accrued interest payable:
Interest payable, convertible notes (Note 4)	104,801	93,347
Interest payable, related party notes (Note 3)	8,025	9,180
Interest payable, notes payable other (Note 4)	91,862	65,547
Total current liabilities	3,465,646	3,547,524

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; unlimited shares authorized, 404,055 (2014) and 404,055 (2013) shares issued and outstanding	404	404,055
Common stock, $.001 par value; unlimited (2014) and 750,000,000 (2013) shares authorized, 3,690,199,334 (2014) and 631,402,195 (2013) shares issued and outstanding	3,690,199	631,402
Additional paid-in capital	13,153,730	14,322,968
Accumulated deficit	(24,301,793)	(22,939,333)
Total shareholders' deficit of the Company	(7,457,460)	(7,580,908)
Non-controlling interest (Note 1)	3,996,230	4,045,534
Total shareholders' deficit	(3,461,230)	(3,535,374)
Total liabilities and shareholders' deficit	$4,416	$12,150

See accompanying notes to condensed consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue (Note 1)
Reactor sales	$-	$-	$-	$13,440
Consulting fees	-	-	-	-
Total revenue	-	-	-	13,440

Cost of goods sold (Note 1)	-		-	(21,421)

Gross loss	-	-	-	(7,981)

Operating costs and expenses:
Selling, general and administrative expenses
Related party (Note 3)	82,750	83,711	250,257	250,780
Stock-based compensation (Note 9)	-	-	-	3,239
Depreciation	28	84	196	831
Other (Note 6)	42,672	105,380	269,619	331,662
Total operating costs and expenses	(125,450)	(189,175)	(520,072)	(586,512)
Loss from operations	(125,450)	(189,175)	(520,072)	(594,493)
Other income (expense)
Litigation contingency	-	-	-	351,232
Interest expense, amortization of convertible note discounts (Note 4)	(147,634)	(102,159)	(550,705)	(341,025)
Interest expense (Notes 3 & 4)	(25,798)	(34,036)	(325,623)	(85,382)
Derivative liability (Note 4)	(7,136)	(26,678)	(369,123)	(60,835)
Fair value adjustment of derivative liabilities (Note 4)	158,007	15,193	403,063	(45,441)
	(22,561)	(147,680)	(842,388)	(181,451)

Loss before income taxes	(148,011)	(336,855)	(1,362,460)	(775,944)
Income tax provision (Note 8)	-	-	-	-

Net loss	$(148,011)	$(336,855)	$(1,362,460)	$(775,944)

Net loss attributable to non-controlling interest (Note 1)	16,563	21,950	49,304	48,472

Net loss attributable to Company	$(131,448)	$(314,905)	$(1,313,156)	$(727,472)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding (Notes 1 & 9)	1,964,544,725	131,161,731	3,088,724,884	47,407,115

See accompanying notes to condensed consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Nine months ended September 30, 2014

(Unaudited)

	Common stock		Preferred stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2013	631,402,195	$631,402	404,055	$404,055	$14,322,968	$(22,939,333)	$4,045,534	$(3,535,374)

January through September 2014, issuance of common
stock to convertible noteholders (Notes 4 & 9)	2,811,651,426	2,811,651	-	-	(1,621,742)	-	-	1,189,909

January through September 2014, issuance of common	247,145,713	247,146	-	-	23,726	-	-	270,872
stock on conversion of debt (Notes 4 & 9)

January through September 2014, dividends on Series B
Preferred Stock (Note 9)	-	-	-	-	(24,177)	-	-	(24,177)

Equity of AlumiFuel Power International, Inc. subsidiary,
net of non-controlling interest (Note 1)	-	-	-	-	49,304	-	(98,608)	(49,304)

Series B preferred stock adjustment of par value	-	-	-	(403,651)	403,651	-	-	-

Net loss	-	-	-	-	-	(1,362,460)	49,304	(1,313,156)

Balance at September 30, 2014	3,690,199,334	$3,690,199	404,055	$404	$13,153,730	$(24,301,793)	$3,996,230	$(3,461,230)

See accompanying notes to condensed consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,362,460)	$(775,945)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	369,123	254,886
Stock based compensation (Note 9)	-	3,239
Amortization of debt issuance costs (Note 4)	9,598	14,340
Beneficial conversion feature (Note 9)	197,539	18,400
Recovery of bad debt expense (Note 5)	-	(87,200)
Depreciation and amortization	196	831
Change in fair value of derivative liability (Note 4)	(403,063)	(88,926)
Amortization of discount on debentures payable (Note 4)	550,705	266,934
Change in non-controlling interest (Note 1)	-	(42,655)
Changes in operating assets and liabilities:
Accounts and other receivables	-	60,321
Work in progress	-	18,732
Prepaid expenses and other assets	-	314
Accounts payable and accrued expenses	160,450	(157,067)
Related party payables (Note 3)	13,481	28,663
Dividends payable (Note 9)	(24,177)	24,177
Interest payable	137,685	78,929
Net cash used in operating activities	(350,923)	(382,027)

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	315,000	131,000
Proceeds from notes payable, related (Note 3)	3,000	24,600
Proceeds from notes payable, other (Note 4)	70,800	268,600
Prodeeds from sales of notes receivable (Note 5)	-	25,000
Payments under capital leases (Note 7)	-	(389)
Payments on notes payable (Note 4)	(7,910)	(49,959)
Payments on notes payable, related (Note 3)	(27,907)	(4,678)
Payments to placement agents (Note 4)	(11,000)	(6,500)
Payments on convertible notes payable (Note 4)	-	(5,000)
Net cash provided by financing activities	341,983	382,674

Net change in cash and cash equivalents	(8,940)	647

Cash and cash equivalents:
Beginning of period	9,872	5,216

End of period	$932	$5,863

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,949	$13,353

Noncash financing transactions:
Notes and interest payable converted to stock	$479,656	$109,482

See accompanying notes to condensed consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and nine month periods ended September 30, 2014 and 2013 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Effective September 5, 2014, the Company changed is state of Domicile from Nevada to Wyoming. On September 18, 2014, the Company received notice that the Wyoming Secretary of State had accepted an amendment to its articles of incorporation through which the number of shares of authorized common and preferred stock of the Company went from 3,500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock, to unlimited shares of $0.001 par value common stock and unlimited shares of $0.001 par value preferred stock.

In February 2014, the Company announced plans to change its strategic direction. In addition, the Company announced that it has formed a new subsidiary, Bitcoin Capital Corporation, to pursue early stage opportunities in Bitcoin and other cryptocurrency. As of the filing of this report, Bitcoin Capital Corporation has not begun operating and the Company has put this plan on hold indefinitely given changes in the market for Bitcoins subsequent to that announcement. The Company also announced that its board of directors had approved a name change to AFPW Holdings, Inc. although the name change has not yet been completed.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the nine months ended September 30, 2014, and has an accumulated deficit of $24,301,793 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2013 and September 30, 2014 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at September 30, 2014 as intercompany accounts. At September 30, 2014 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,996,230 is included in the Company’s condensed consolidated balance sheet at September 30, 2014. In addition, $49,304 of the net loss of AFPI of $117,782 for the nine months ended September 30, 2014 has been attributed to the non-controlling interest of those stockholders.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 30, 2014 were $-0-.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying stock options, warrants, and convertible promissory notes are not considered in the calculations for the periods ended September 30, 2014 and 2013, as the impact of the potential common shares, which totaled approximately 11,360,684,000 (September 30, 2014) and 1,108,963,000 (September 30, 2013), would be anti-dilutive. Therefore, diluted loss per share presented for nine month periods ended September 30, 2014 and 2013 is equal to basic loss per share.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2014, and no pronouncements were adopted.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 3: Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $90,000 for each of the nine months ended September 30, 2014 and 2013. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $99,000 for each of the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, the Company owed $372,262 and $326,392, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the nine month periods ended September 30, 2014 and 2013, the Company recorded $2,757 and $3,280, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At September 30, 2014 and 2013, respectively, there was $250 and $2,264 payable under the bonus plan.

In the nine month periods ended September 30, 2014 and 2013, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the nine month periods ended September 30, 2014 and 2013, these management fees totaled $58,500. As of September 30, 2014 and 2013, the Company owed $18,485 and $4,185, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2014 and $1,200 per month in 2013. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $13,500 the nine months ended September 30, 2014 and $10,800 for the same period in 2013. A total of $500 and $2,400 in rent expense was accrued but unpaid at September 30, 2014 and 2013, respectively.

Accounts payable to related parties consisted of the following at September 30, 2014:

Management fees, rent and bonus payable to officers	$372,512

Accrued expenses payable to subsidiary officer	31,316
Total accounts payable, related party	$403,828

Related Party Notes Payable

AlumiFuel Power Corporation

At September 30, 2014 and 2013, the Company owed $500 and $0, respectively, to its president for loans made to it from time-to-time in demand notes with 8% interest. There was $10 and $18 in accrued interest payable at September 30, 2014 and 2013, respectively.

At both September 30, 2014 and 2013, the Company owed the president of APTI $1,511 in loans in demand notes with 8% interest. As of September 30, 2014 and 2013 there was accrued interest payable of $456 and $335, respectively.

At September 30, 2014 and 2013, the Company owed $0 and $17,725, respectively, to a company owned by its president in demand notes with 8% interest. There were payments totaling $13,317 in principal and $451 in accrued interest during the 2014 period and $18,365 in principal and $185 in interest during the 2013 period to amounts owed. There was $0 and $242 in accrued interest payable at September 30, 2014 and 2013, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

At both September 30, 2014 and 2013, the Company owed $5,435 to a company affiliated with its Secretary in demand notes with 8% interest. There was $1,389 and $953 in accrued interest payable at September 30, 2014 and 2013, respectively.

At both September 30, 2014 and 2013, the Company owed $2,165 in principal in certain promissory notes issued to a partnership affiliated with the Company’s president with interest rate of 8% and due on demand. As of September 30, 2014 and 2013, the Company owed $759 and $585, respectively, in accrued interest on these notes.

At both September 30, 2014 and 2013, the Company owed a partnership affiliated with its president and secretary $5,000 in a note with an interest rate of 8% per annum and due on demand. As of both September 30, 2014 and 2013, $2,188 and $1,787 in accrued interest was payable at those dates, respectively.

At September 30, 2014 and 2013, the Company owed $0 and $9,590 to a corporation affiliated with the Company's officers in demand notes with interest at 8%. A total of $9,590 in principal and $2,008 in interest was repaid during the 2014 period. There was $0 and $1,430 in accrued interest payable on these notes at September 30, 2014 and 2013, respectively.

At both September 30, 2014 and 2013, the Company owed $350 to a corporation affiliated with the Company's officers in demand notes with an interest rate of 8%. There was $328 and $300 in accrued interest payable on these notes at September 30, 2014 and 2013, respectively.

At December 31, 2013, the Company owed a corporation owned by the Company's secretary $4,000 and in demand notes with interest of 8% per annum. There was $3,000 and $4,500 loaned during the nine month periods ended September 30, 2014 and 2013, respectively, along with payments of $4,000 in principal and $3 in accrued interest during the 2014 period and $2,500 in principal and $2 in interest during the 2013 period. As a result of these transactions, there was $3,000 in principal and $4 in interest payable on these notes at September 30, 2014 with $2,000 in principal and $42 in interest payable at September 30, 2013.

As of September 30, 2014 the Company owed two companies and an individual affiliated with its officers a total of $2,656 in interest on notes paid in periods prior to 2014. At September 30, 2013, the Company owed two companies affiliated with its officers a total of $2,365 in interest on notes paid in periods prior to 2012.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both September 30, 2014 and 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Total

Total notes and interest payable to related parties consisted of the following at September 30, 2014 and 2013:

	2014	2013
Notes payable to officers; interest at 8% and due on demand	$3,500	$2,011

Notes payable to affiliates of Company officers; interest at 8% and due on demand	14,461	45,118

Notes payable, related party	17,961	45,129

Interest payable related party	8,025	8,912

Total principal and interest payable, related party	$27,786	$56.041

Note 4: Notes Payable

AlumiFuel Power Corporation

At September 30, 2014 and 2013, the Company owed $87,205 and $183,731, respectively, to an unaffiliated trust at an interest rate of 8% and due on demand. During the nine months ended September 30, 2014, the trust loaned the Company $43,900; and sold $111,200 in principal on these notes to unaffiliated third parties that became convertible notes. In addition, the trust converted $7,600 of these notes to common stock during the same period. Please see convertible notes below and Note 9 “Capital Stock” below for further information on these transactions. During the nine months ended September 30, 2013, the trust loaned the Company $74,200 and sold $28,300 in principal on these notes to an unaffiliated third party that converted that balance to common stock of the Company. The Company made payments on these notes during the nine month period ended September 30, 2014 totaling $5,695 in principal and $2,290 in accrued interest. The Company made payments on these notes during the nine month period ended September 30, 2013 totaling $17,018 in principal and $12,352 in accrued interest. There was $18,308 and $11,335 in accrued interest payable on these notes at September 30, 2014 and 2013, respectively.

At both September 30, 2014 and 2013, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $7,539 and $4,921 in accrued interest payable on these notes at September 30, 2014 and 2013, respectively.

At September 30, 2014 and 2013, the Company owed an unaffiliated third party $43,086 and $99,588, respectively. These notes are due on demand and carry an interest rate of 8%. There was $40,921 loaned during the nine month period ended September 30, 2013. There was $8,895 and $7,749 in accrued interest payable at September 30, 2014 and 2013, respectively.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

At September 30, 2014 and 2013, the Company owed an unaffiliated third party $13,000 and $113,000, respectively. There as $113,000 payable on these notes at December 31, 2013 and during the nine months ended September 30, 2014, $100,000 of these notes was reissued as a convertible note as explained more fully under “Convertible Notes” below. A total of $19,500 was loaned and repaid during the three month period ended September 30, 2013. These notes carry current interest rates of 8% per annum. As of September 30, 2014 and 2013, there was $20,317 and $17,257 in accrued interest payable on these notes.

As of both September 30, 2014 and 2013, we owed an unaffiliated third party $0 and $6,000 in a demand note with 8% interest. During the six months ended June 30, 2014, this note was assigned to a third party and converted to common stock of the Company including the conversion of $6,000 in principal and $1,132 in accrued interest. As of September 30, 2014 and 2013, there was $0 and $826, respectively, in accrued interest payable on this note.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both September 30, 2014 and 2013.

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

AlumiFuel Power International, Inc.

In February 2011, an unaffiliated third party loaned the Company $75,000. This note called for a payment of $50,000 in thirty days with a balance due no later than 90 days from its issuance and carries and interest rate of 12% per annum. The $50,000 was repaid during the quarter ended June 30, 2011. No further payments have been made on this note leaving a balance due at both September 30, 2014 and 2013 of $25,000 with interest payable of $11,030 (2014) and $8,030 (2013).

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both September 30, 2014 and 2013.

At September 30, 2014 the company owed $217,130 from unaffiliated third parties paid in Euros totaling 164,250. This principal amount due was $133,980 as of September 30, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. Certain of these notes are beyond their maturity date and are therefore in default. As of September 30, 2014 and 2013, there was a total of $24,014 and $5,367, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both September 30, 2014 and 2013.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Total

Notes and interest payable to others consisted of the following at September 30, 2014 and 2013:

	2014	2013
Notes payable, non-affiliates; interest at 8% and due on demand	$176,023	$415,451

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	97,060

Notes payable, non-affiliates; interest at 12% and due on demand	25,000	25,000

Notes payable	418,153	537,511

Interest payable, non-affiliates	91,862	43,327

Total principal and interest payable, other	$510,015	$580,838

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of September 30, 2014.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

Among other terms of the offering, the Debentures were originally due in January 2013, but were extended to December 31, 2013. The Debentures are convertible at a conversion price equal to 75% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

At September 30, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date, the Company has recorded an expense and decreased the previously recorded liabilities by $506,190 resulting in a derivative liability balance of $4,903 at September 30, 2014.

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

As of September 30, 2014, the holders converted the entire $26,100 principal plus $4,565 in accrued interest to 84,094,065 shares of our common stock, or $0.00036 per share. As a result of these transactions, the derivative liability was $0 as of September 30, 2014.

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

We received net proceeds from the 2013 Asher Convertible Notes of $45,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of September 30, 2014, $5,000 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

2014 Asher Convertible Notes

During the nine months ended September 30, 2014, the Company entered into a note agreement with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $22,500 on the following dates and in the following amounts (the "2014 Asher Convertible Notes"):

Date of Issue	Amount	Due Date
1/28/14	$22,500	October 22, 2014

The 2014 Asher Convertible Notes are convertible at 50% of the average of the lowest three closing bid prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carry an interest rate of 8% per annum.

We received net proceeds from the 2014 Asher Convertible Notes of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs will be amortized over the terms of the 2014 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of September 30, 2014, $1,389 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2014 Asher Convertible Notes resulted in total initial debt discounts of $22,500 and a total initial loss on the valuation of derivative liabilities of $17,500 for a derivative liability balance of $45,000 total at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

During the three months ended September 30, 2014, the holders converted a total of $21,000 in face value of the note to 210,000,000 shares of our common stock, or $0.0001 per share. As a result of this transaction, the Company recorded a decrease to the derivative liability of $43,556 and the balance due on the notes was $1,500.

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Notes. Therefore, for the period from its issuance to September 30, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $1,667 resulting in a derivative liability balance of $2,420 at September 30, 2014.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2014, the note holders converted a total of $133,211 in face value and $7,071 in interest of the 2013 CareBourn Notes to 795,502,370 shares of our common stock, or $0.00018 per share. As a result of the total conversion of these notes, the Company recorded a decrease to the derivative liability of $242,034 and as of September 30, 2014, the total face value of the 2013 Convertible Notes outstanding was $0.

2014 CareBourn Notes

During the nine months ended September 30, 2014, an institutional investor converted $100,000 in promissory notes due from the Company to a convertible note due September 30, 2014. In addition, our president, converted $85,000 in fees due him from our subsidiary AFPI into convertible notes due February 1, 2014 ($50,000) and October 2, 2014 ($35,000). This investor also loaned the Company an additional $45,000 that is due August 2014 through May 2015. These notes total $230,000 (together the “2014 CareBourn Notes) and all bear interest at 8% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the 2014 CareBourn Notes resulted in an initial debt discount of $180,000 and an initial loss on the valuation of derivative liabilities of $239,344 for a derivative liability balance of $419,344 at issuance.

During the nine months ended September 30, 2014, the note holders converted a total of $2,500 in face value the 2014 CareBourn Notes to 50,000,000 shares of our common stock, or $0.00005 per share. As a result of the total conversion of these notes, the Company recorded a decrease to the derivative liability of $3,333 and as of September 30, 2014, the total face value of the 2013 Convertible Notes outstanding was $227,500.

At September 30, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes. For the period from their issuance to that date there was an decrease of $172,609 to the previously recorded liabilities resulting in a derivative liability balance of $246,734 at September 30, 2014.

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

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to September 30, 2014, the Company has recorded decreased the previously recorded liabilities by $9,215 resulting in a derivative liability balance of $22,214 at September 30, 2014.

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

During the nine months ended September 31, 2014, WHC purchased additional notes totaling $101,300 from one of our third party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2104 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the WHC 2014 Notes resulted in an initial debt discount of $146,300 and an initial loss on the valuation of derivative liabilities of $66,901 for a derivative liability balance of $213,201 at issuance.

During the nine months ended September 30, 2014, the note holders converted a total of $56,248 in face value and $234 in interest due on the WHC 2014 Notes to 253,291,400 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability totaling $44,798 and as of September 30, 2014, the total face value of the WHC 2014 Notes outstanding was $90,052.

At Sepotember 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes. Therefore, for the period from their issuance to September 30, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $121,061 resulting in a derivative liability balance of $98,788 at September 30, 2014.

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

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes. Therefore, for the period from its issuance to September 30, 2014, the Company has decreased the previously recorded liabilities by $13,500 resulting in a derivative liability balance of $26,500 at September 30, 2014.

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

During the three months ended September 30, 2014, the note holders converted a total of $16,500 in face value of the JSJ Notes to 330,000,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $17,600 and as of September 33, 2014, the total face value of the 2013 Convertible Notes outstanding was $8,500.

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding JSJ Convertible Note. Therefore, for the period from their issuance to September 30, 2014, the Company decreased the previously recorded liabilities by $23,356 resulting in a derivative liability balance of $9,977 at September 30, 2014.

LG Funding Notes

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor (the “LG Convertible Note”). This note is due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In Jun 2014 we issued an additional $25,000 note to this same investor with the same terms and

We received net proceeds from the LG Convertible Note of $38,000 after debt issuance costs of $2,000. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of September 30, 2014, $729 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Note resulted in an initial debt discount of $40,000 and an initial loss on the valuation of derivative liabilities of $5,000 for a derivative liability balance of $45,000 at issuance.

During the three months ended September 30, 2014, the note holders converted a total of $10,600 in face value and $452 in accrued interest of the LG Funding Notes to 22,1035,317 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $14,133 and as of September 33, 2014, the total face value of the 2013 Convertible Notes outstanding was $54,400.

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes. Therefore, for the period from their issuance to September 30, 2014, the Company has decreased the previously recorded liabilities by $35,852 resulting in a derivative liability balance of $59,148 at September 30, 2014.

Iconic Notes

In February 2014 we issued a $27,500 5% unsecured convertible note with a private investor (the “Iconic Convertible Note”). This note is due on February 26, 2015 and is convertible into common stock at 50% of the lowest trading price for the twenty-five (25) days immediate preceding the date of conversion.

We received net proceeds from the Iconic Convertible Note of $25,000 after debt issuance costs of $2,500. These debt issuance costs will be amortized over the terms of the Iconic Convertible Notes or such shorter period as the Notes may be outstanding. As of September 30, 2014, $1,458 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Iconic Convertible Note resulted in an initial debt discount of $27,500 and an initial loss on the valuation of derivative liabilities of $27,500 for a derivative liability balance of $55,000 at issuance.

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding Iconic Convertible Note. Therefore, for the period from their issuance to September 30, 2014, the Company decreased the previously recorded liabilities by $26,125 resulting in a derivative liability balance of $28,875 at September 30, 2014.

ADAR Convertible Note

On June 30, 2013 we issued a $25,000 8% unsecured convertible note with a private investor (the “ADAR Convertible Note”). This note is due on February 20, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

We received net proceeds from the ADAR Convertible Note of $23,500 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the ADAR Convertible Notes or such shorter period as the Notes may be outstanding. As of September 30, 2014, $750 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the ADAR Convertible Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $55,000 for a derivative liability balance of $80,000 at issuance.

At September 30, 2014 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note. Therefore, for the period from their issuance to September 30, 2014, the Company decreased the previously recorded liabilities by $54,000 resulting in a derivative liability balance of $26,000 at September 30, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Debentures and convertible notes and interest payable consisted of the following at September 30, 2014:

Short-term liabilities:	September 30, 2014

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000

January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300

2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $250	1,250

2014 CareBourn Notes; non-affiliate; interest at 8%; $227,500 face value net of discount of $20,555	206,945

Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000

Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000

WHC Convertible Notes; non-affiliate; interest at 8%; $90,052 face value net of discount of $59,137	30,915

Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $1,111	23,889

JSJ Notes; non-affiliate; interest at 12%; due August 2014; face value $8,500 net of discount of $0	8,500

LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $54,400 net of discount of $29,958	24,442

Iconic Notes; non-affiliate; interest at 5%; due February 2015; face value $27,500 net of discount of $10,313	17,187

ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $25,000 net of discount of $12,500	12,500

Total short-term convertible notes	478,928

Interest payable, short-term convertible notes	104,801

Total principal and interest payable, short-term convertible notes	583,729

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Note 5: Notes Receivable

At September 30, 2014 there was $69,853 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. During the nine months ended September 30, 2014, FFFC was able to repay $82,500 in principal on these loans. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. The Company has allowed for all interest due on these notes and did not record any interest receivable during the nine month period ended September 30, 2014. As of September 30, 2013, FFFC owed the Company $185,403 and paid $62,200 against these notes. Given the uncertainty of payments on these notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense.

As of September 30, 2014, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 in accrued interest remained receivable and has been allowed for given management’s assessment that recovery of these amounts is unlikely.

Note 6: Other Expense

Other expense for the three and nine month periods ended September 30, 2014 and 2013 consisted of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
General and administrative	$17,611	$30,852	$62,965	$88,949
Salaries and employee benefits	59,463	59,863	173,231	172,111
Legal and accounting	5,573	4,780	39,587	26,435
Bad debt expense	-	-	-	-
Recovery of allowed for debt	(44,000)	(20,950)	(82,500)	(87,200)
Professional services	4,025	30,835	76,336	331,662
	$42,672	$105,380	$269,619	$331,662

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2013 of $134,083. During the nine months ended September 30, 2014 an additional expense of $12,762 was recorded for a total accrued balance of $146,002 as of that date. This amount is included on the balance sheets at September 30, 2014 as “payroll liabilities”.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

Note 9: Capital Stock

Common Stock

During the nine month period ended September 30, 2014, we issued a total of 2,811,651,426 shares of our common stock on the conversion of $479,656 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $736,286 in additional expense for the derivative liability for a total cost to the Company of $1,212,942 or $0.00043 per share.

During the nine month period ended September 30, 2014, we issued 247,145,713 shares of our common stock to noteholders upon the conversion of $26,332 in promissory notes and accrued interest. In addition to the face value of the notes, the Company recorded $229,806 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $256,138 or $0.0009 per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and September 30, 2014 is as follows:

	Warrants	Weighted- average exercise price	Weighted- average grant date fair value
Outstanding and exercisable at December 31, 2013	1,130,000	$0.43	$0.07

Outstanding and exercisable at September 30, 2014	1,130,000	$0.43	$0.07

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of September 30, 2014:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted- average remaining life

$0.01	40,000	0.01	1.7 years
$0.20 to $0.80	1,050,000	0.39	1.8 years
$2.00	40,000	2.00	2.2 years
	1,130,000	$0.43	1.9 years

Note 10: Subsequent Events

Subsequent to September 30, 2014 and up to the filing of this report, the Company issued 150,000,000 shares of common stock upon the conversion of $7,500 in principal on a convertible promissory note issued by the Company.

On November 19, 2014 the Company effected a 1 for 250 reverse split of its common stock following which a total of 3,806,173,270 shares of issued and outstanding pre-split common stock became 15,224,802 shares of post-split common stock.

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

We have completed the design and engineering modifications necessary and have begun limited production of our Portable Balloon Inflation Systems. In September 2012, the Company received a purchase order from the U.S. Air Force to make certain modifications to a PBIS-2000 previously delivered in 2012. The unit was returned to the Air Force in the first quarter of 2013 and we booked $13,440 in revenue received for this work. We have not sold any units since 2012.

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

The focus of the combined Novofuel would be to pursue and capture backup and portable power applications and business opportunities in the United States and Europe. The new entity would pursue the engineering development of an integrated 5kW backup power system for telecom facilities. Meantime, the Company is currently pursuing potential backup and/or primary power applications for its hydrogen generation technology related to cannabis growing operations. To date, we have had no revenue from any of the Novofuel operations.

NovoFuel's principal technology continues to be hydrogen generation on-site and on demand for such applications as feeding fuel cells to provide electricity, filling weather balloons for upper atmosphere readings, and providing power for unmanned undersea vehicle propulsion and surveillance operations. Government users typically are the early adopters of new technologies, and that is the case with NovoFuel's technology. However, with recent federal budget cuts, the procurement process and new technology R&D funding relating to NovoFuel's systems have come to a virtual standstill. This has caused the company to focus on backup power applications for selected commercial applications, where there is a real demand and funding available for renewable energy solutions. Two notable examples are 5kW backup power hydrogen fuel cells for telecom rooftop cell towers, and a hybrid array of renewable energy components for medical cannabis cultivation -- now the fastest growing market in North America, surpassing mobile phones.

Renewable Energy Applications. The Company believes most promising initiative currently being pursued by NovoFuel involves the integration of hybrid Renewable Energy Systems (RES) to support medical cannabis cultivation. NovoFuel's RES Power Station application is intended to include wind turbines, solar panels, large format lithium-ion batteries, hydrogen fuel cells when necessary, and a real-time energy management and control module. The initial thrust into this market focuses on establishing a pilot site in Michigan for proof of concept, which is presently being developed.

At the present time, cannabis growing for medicinal purposes is legalized in 23 U.S. states, and there is pending legislation to follow suit in approximately 10 other states. Cannabis growing is legalized throughout Canada. This has become a major growth industry, with billions of dollars expected to be expended over the next several years. This rapid growth and energy intensive profile have triggered a serious problem regarding the use of local grid power to assure successful cultivation – involving special lights, heat, air conditioning, dehumidifiers, driers and other ancillary equipment for indoor locations. Even a typical one room indoor facility can use up to 10kW of power daily, which can be a tremendous burden on the local power utilities. The most scholarly treatment of this issue is a report written by Evan Mills, PhD, of the University of California and the DOE: “Energy up in Smoke: The Carbon Footprint of Indoor Cannabis Production.” (http://evan-mills.com/energy-associates/Indoor.html).

Renewable Energy Systems are the fastest growing power source globally (6% per year) -- expected to increase by 40% and comprise 25% of gross power generation by 2018. (See "Renewable Energy Medium-Term Market Report 2013 -- Market Trends and Projections to 2018", International Energy Agency, 2013; and "Solar Energy Use in U.S. Agriculture", USDA, April 2011).

In implementing its RES initiatives, NovoFuel has entered into formalized partnership agreements with the following companies which each contribute specialized expertise towards the design, fielding and integration of renewable energy systems to complement and supplement grid power, aimed at enhancing the production and optimizing the efficiency of medical cannabis cultivation:

•

ARE Telecom & Wind, Inc. (“ARE”) provides the systems engineering and integration of the RES Power Station encompassing a 10 kW mini wind turbine, a 12 kW solar panel array, and a site security monitoring module. To support all of these components, ARE has a patented highly cost-effective system featuring a self-rising pole and foundation structure.

•	A Michigan-based electrical contractor will provide onsite systems engineering and project management.

•

Genport, srl of Italy provides the optimal RES systems design solution based on the energy requirements and environmental position of a particular site, as well as a large format 18 kW lithium-ion battery for buffer, energy storage and backup power functions, and a real-time energy management & control module which assures fail-safe uninterruptable power to enable successful cultivation of the sensitive cannabis plant. A fuel cell using NovoFuel's unique hydrogen generation technology is not required for the Michigan pilot site.

Under NovoFuel's direction and oversight, all required steps for completing the installation of the Michigan-based RES pilot site are underway. NovoFuel is also currently engaged in a dialogue with other local Michigan entities which would enhance the scope and visibility of NovoFuel’s RES pilot site project. It should be noted that NovoFuel's RES Power Station is also ideally suited to serve hydroponic crop cultivation -- which is the larger family of agricultural applications that includes cannabis growing.

The average cost of utility grid power in the U.S. is $0.13 kWh; however, cannabis cultivators rely on diesel/gasoline generators to provide fail-safe backup power at a cost of $0.81 kWh. The NovoFuel Power Station off-grid RES solution has a cost ranging from $0.18-0.30 kWh depending on the particular site. In addition, the environmentally friendly RES wind and solar components qualify for tax incentives which further reduce the cultivators' costs.

PATENT APPROVAL. NovoFuel has been notified by the U.S. Patent and Trademark office (USPTO) that the provisional patent on its hydrogen generation technology has been allowed, and will be issued as a U.S. patent within several months following receipt of the necessary fees. At that time, the USPTO will assign a number to the new patent.

The omnibus provisional patent application, "METHODS AND APPARATUS FOR CONTROLLED PRODUCTION OF HYDROGEN USING ALUMINUM-BASED WATER-SPLIT REACTIONS", was filed in 2009, and went through a comprehensive review by the USPTO. The approved patent embodies 48 specific claims which are applications-oriented, focusing on the practical aspects of controlling the aluminum powder-water reaction in NovoFuel's cartridge-based hydrogen generation system used in such applications as feeding fuel cells for backup power and filling weather balloons.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2013 and 2012, we anticipate we will require over the next twelve months approximately $1,050,000 of additional capital to fund the Company’s operations, not including any financing contemplated for the Novofuel/Genport transaction. This amount also does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments; as well as the potential for very minimal cash flows from operations through the production of PBIS reactors and the resultant sales of AlumiFuel cartridges. As in 2013, during 2014 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 55% causing the issuance of shares below market value prices causing substantial and continual dilution to our stockholders.

During the nine months ended September 30, 2014, we received a net of $341,983 from our financing activities, primarily from the issuance of notes payable from various sources totaling $388,800 including $315,000 in convertible notes. This was offset by payments on notes payable totaling $35,817 and note fees of $11,000. This compared to cash provided by financing activities of $382,674 in the nine months ended September 30, 2013 derived from proceeds from the issuance of notes payable totaling $424,200. This was offset by payments on notes payable of $54,637.

In the nine month period ended September 30, 2014, net cash used in operating activities was $350,923. This compared to net cash used in operating activities of $382,027 for nine month period ended September 30, 2013. The 2014 amount included a $1,362,460 net loss that included approximately $571,746 in non-cash charges and credits to operating assets and liabilities primarily from non-cash interest expense of $369,123 and amortization of discount on debentures payable of $465,250 related to our convertible notes. This compares to a net loss of $775,945 in the nine months ended September 30, 2013 that included a non-cash loss of approximately $330,849 primarily from non-cash interest expense related to convertible notes of $254,885 along with amortization of discount on debentures payable of $266,934 both related to our convertible debt.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through debt instruments and equity financing to insure the operation of our business. To the extent that additional capital is raised through the sale of equity or equity related securities such as convertible notes, which is expected to be our primary source of capital, the issuance of such securities has resulted, and will continue to result, in significant continued dilution to our current shareholders.

(b) Results of Operations

Nine Month Period ended September 30, 2014 vs September 30, 2013

For the nine month periods ended September 30, 2014 and 2013, our total revenue was $0 and $13,440, respectively. The revenue in the September 30, 2013 period was received from the US Air Force for modifications to the PBIS-2000 unit delivered to them in 2012. The loss from operations for the nine month period ended September 30, 2014 was $520,072 versus $594,493 in the nine month period ended September 30, 2013. This decrease in 2014 was primarily the result of losses associated with the PBIS-2000 modifications in the 2013 period as well as significantly lower professional services costs in the 2014 period as the Company relied less on outside consultants. The losses included $250,257 and $250,780 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $269,619 and $331,662 for “Other” operating expenses in the nine month periods ended September 30, 2014 and 2013, respectively, was comprised of the following:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
General and administrative	$62,965	$88,949
Salaries and employee benefits	173,231	172,111
Legal and accounting	39,587	26,435
Bad debt expense	-	-
Recovery of allowed for debt	(82,500)	(87,200)
Professional services	76,336	131,367
	$269,619	$331,662

The Company experienced lower general and administrative expenses as well as a significant decrease in professional services expenses in the 2014 period versus the 2013 period as the Company worked to lower its costs. All other expense categories remained relatively stable year-to-year. This is a trend the Company believes will continue through year-end.

The company recorded $842,388 in “other expense” during the nine months ended September 30, 2014 as compared to $181,451 in the nine months ended September 30, 2013. This significant increase is the direct result of recording $351,232 for the the settlement of rent payable on the Company’s Philadelphia laboratory in 2013. In addition, adjustments to derivative liabilities related to the Company's various convertible notes including a significant increase in interest expense and amortization of discounts related to conversions during the nine months ended September 30, 2014 resulted in an increase of over $300,000 in derivative liability related expense. The Company currently has approximately $613,000 in face value of convertible debt so it is anticipated similar losses related to derivative liabilities will continue for the foreseeable future.

Three Month Period ended September 30, 2014 vs September 30, 2013

For both the three month periods ended September 30, 2014 and 2013, our total revenue was $0. The loss from operations for the three month period ended September 30, 2014 was $125,450 versus $189,175 in the three month period ended September 30, 2013. This decrease in 2014 was primarily the result of a decrease in “other” expense as described more fully below. The losses included $82,750 and $83,711 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties.

A total of $42,672 and $105,380 for “Other” operating expenses in the three month periods ended September 30, 2014 and 2013, respectively, was comprised of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013
General and administrative	$17,611	$30,852
Salaries and employee benefits	59,463	59,863
Legal and accounting	5,573	4,780
Bad debt expense	-	-
Recovery of allowed for debt	(44,000)	(20,950)
Professional services	4,025	30,835
	$42,672	$105,380

The “other” operating expense during the three months ended September 30, 2013 included a significant decrease in general and administrative and professional services expenses. The Company recovered approximately $23,000 in increased bad debt expense from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2014 which also contributed to the lower expense. While it is difficult to predict quarter-to-quarter, the Company is trying to lower general and administrative and professional services costs.

The company recorded $22,561 in “other expense” during the three months ended September 30, 2014 as compared to $147,680 in “other expense” for the three months ended September 30, 2013. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company’s convertible notes. In addition, the Company issued fewer notes in the third quarter ended September 30, 2014 resulting in lower derivative liability expense. The Company does not necessarily believe this will be a trend moving forward given its need to issue convertible debt to cover its operating costs while working to exploit its unique hydrogen technology in the form of meaningful revenues.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,048,867 of debt outstanding as of September 30, 2014 including convertible debentures and notes with a face value totaling $612,752, which has been borrowed at fixed rates ranging from 8% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of September 30, 2014 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended September 30, 2014, we issued a total of 1,258,587,917 shares of our common stock on the conversion of $81,429 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $110,372 in additional expense for the derivative liability for a total cost to the Company of $407,869 or $0.00015 per share.

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

ALUMIFUEL POWER CORPORATION (Registrant)

Date: November 19, 2014	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

