Form 10-K
period 2014-12-31
AlumiFuel Power Corp
filed 2015-04-15
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _____________ to _____________.

Commission File Number 333-57946

ALUMIFUEL POWER CORPORATION
(Name of small business issuer in its charter)

WYOMING	88-0448626
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111

(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code: (303) 796-8940

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐Yes ☒ No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2015 was $130,500, based on the last sale price of the issuers common stock ($0.0002 per share) as reported by the OTCPink Martketplace.

The Registrant had 652,615,131 shares of common stock outstanding as of March 31, 2015.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General development of business.

We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc. Effective September 5, 2014, the Company changed its corporate domicile from Nevada to Wyoming.

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

In February 2010, the Company formed its new subsidiary, AlumiFuel Power International, Inc. ("AFPI"). In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. The Company also purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock. As of December 31, 2014, we owned 39,599,879 shares of AFPI common stock or 58% of the shares outstanding.

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

PATENT APPROVAL. NovoFuel has been notified by the U.S. Patent and Trademark office (USPTO) that the provisional patent on its hydrogen generation technology has been allowed, and U.S. Patent No. 8,974,765 was issued on March 10, 2015. The omnibus provisional patent application, "METHODS AND APPARATUS FOR CONTROLLED PRODUCTION OF HYDROGEN USING ALUMINUM-BASED WATER-SPLIT REACTIONS", was filed in 2009, and went through a comprehensive review by the USPTO. The approved patent embodies 48 specific claims which are applications-oriented, focusing on the practical aspects of controlling the aluminum powder-water reaction in NovoFuel's cartridge-based hydrogen generation system used in such applications as feeding fuel cells for backup power and filling weather balloons.

In their opinion letter for the fiscal year ended December 31, 2014, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

(b)	Financial information about segments.

Through December 31, 2014, we operated in only one industry segment.

(c)	Narrative description of business.

AlumiFuel Power Corporation is a company that during 2014 operated primarily through its subsidiary NovoFuel. We are an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. Hydrogen generated by our products can fill inflatable devices such as weather balloons, feed fuel cells for portable and back-up power, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. This unique technology is based on the exothermic chemical reaction of aluminum powder and water. The Company intends to operate as much as possible utilizing path-to-market partners for each target application to help keep its overhead and infrastructure costs down.

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

However, with recent federal budget cuts, the procurement process and new technology R&D funding relating to the Company’s systems have come to a virtual standstill. This has caused the company to focus on backup power applications for selected commercial applications, where there is a real demand and funding available for renewable energy solutions. Two notable examples are 5kW backup power hydrogen fuel cells for telecom rooftop cell towers, and a hybrid array of renewable energy components (wind, solar, lithium-ion battery, fuel cells and energy management and control systems) for cannabis cultivation -- an enormous and rapidly growing multi-billion dollar market. In fact, medical marijuana is now the fastest growing market in North America, surpassing mobile phones.

We believe our technology is different because:

•	Tomorrow’s fuel today; hydrogen generated on-demand, on-site, off-grid

•	No storage or delivery issues as with other hydrogen generation processes

•	No reformers

•	No hydrogen processors

•	No electrolysis

•	No post-production compression or storage

•	No expensive new hydrogen infrastructure required

•	Novel packaging of aluminum powder & additives into cartridges

•	Inserting cartridge and water into portable generator produces .999 pure hydrogen

•	Cost-effective total system life cycle

•	Abundant, inexpensive raw materials (aluminum + additives)

•	Low-cost production

•	Novel and efficient hydrogen generation process - no energy consumption in creating or compressing hydrogen

•	Commercially usable neutral byproducts – spent powder is recyclable

•	Environmentally friendly and safe

•	Non-toxic, impurity-free products throughout life-cycle

•	Pollution-free, safe and manageable production processes

•	Clean burn - no harmful emissions; no carbon monoxide, carbo dioxide, or sulfur compounds produced

•	Reaction initiated under ambient conditions - no external energy input required

•	Competitive advantages

•	Generates 1.2 cubic meters of hydrogen per 1kg of aluminum – 95% efficiency is 10% better than for methanol reforming

•	None of methanol’s highly toxic or inflammable qualities

•	Demonstrated gravimetric hydrogen storage capacity of 10% is equivalent to methanol without the safety/handling downsides

•	No toxic/hazardous/corrosive disposal or transportation issues with fuel (active or spent) as with other hydrogen generation technologies

•	No degradation in production of hydrogen by cartridges during lifetime storage testing

•	Very high usable energy densities – 3.2kWh/l and 3.1kWh/kg – up to 5X greater energy density than Lithium-ion batteries

•	Practical ability to engineer reactions at required scales and durations

•	Can displace current technologies/products

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

In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. On closing of a capital investment, NovoFuel common shares were to be allocated to Genport shareholders in exchange for 100% of Genport shares. As of the date of this report, this financing has not been completed and the Company cannot guarantee it will be completed thereby finalizing this transaction.

At the present time, marijuana growing for medicinal purposes is legalized in 23 U.S. states, and there is pending legislation to follow suit in some 10 other states. Two states, Washington and Colorado, have also legalized it for recreational purposes, and two more, Oregon and Alaska, are expected to do so by November; many other states are considering similar legislation. Marijuana growing is legalized throughout Canada.

This has become a major growth industry, with billions of dollars expected to be expended over the next several years. Growers range from mom-and-pop operations to large greenhouse facilities. This rapid growth and energy intensive profile have triggered a serious problem regarding the use of local grid power to assure successful cultivation – involving special lights, heat, air conditioning, dehumidifiers, driers and other ancillary equipment for indoor locations, and massive irrigation for outdoor operations. Even a typical one room indoor facility can use up to 10kW of power daily, which can be a tremendous burden on the local power utilities; this situation has already caused power outages and brown-outs in certain Colorado municipalities. A 2011 study on energy use in the industry shows that the energy consumption will be over 1% of national electricity consumption and create greenhouse gas pollution equivalent to that of 3 million automobiles. This can expect to increase as the industry becomes more fully developed.

As an increasing number of states gear up for medical and recreational marijuana programs, and as Canada implements the Marijuana for Medical Purposes Regulations (MMPR) program, warehouses and secure indoor gardening facilities are expanding operations to meet the industry’s expected growth. Some communities have already taken steps to require cannabis grow operations to be powered by renewable energy sources to lessen the industry’s carbon footprint.

This rapidly expanding growing industry has led to the introduction of entirely new marijuana product applications such as the use of the stalks and stems to make paper, a cheaper and "greener" approach than using wood as the feed stock. This development has raised the stakes with big players, such as the tobacco companies, are now exploring entering this arena, and traditional farmers are considering cannabis as a profitable and easy-to-grow new crop. The ability to get carbon credits from the federal government and to get tax credits under the Farm Bill for growing a new commodity, adds to the attractiveness of this new crop for farmers.

In response to the enormous and rapidly expanding energy requirements of legal cannabis growers in the U.S. and Canada, NovoFuel conducted a network modeling analysis to determine optimized Renewable Energy System (RES) solutions for cannabis cultivation -- using hybrid "plug and play" systems. The analysis used sophisticated micro grid modeling tools to assess on and off-grid applications encompassing solar panel and mini-wind turbine power systems, large format lithium-ion batteries for energy storage and backup, inverters and converters, and, where applicable, hydrogen fuel cells – all integrated on a real-time basis by a world-class energy management & control software system which provides the power electronics for all RES components.

The analysis resulted in the development of a range of optimized hybrid RES configurations for various cultivation scenarios, and the design of a pilot RES solution for a specific location in Michigan (one of the now 23 US states to legalize medical marijuana). In the Michigan pilot site solution, off-grid Renewable Energy Systems would provide 52% of the total required energy load on site, supplementing and reducing the reliance on local utility grid power. For the Michigan site, specific commercially available hardware has been selected for the initial design, subject to modification in the final design. According to the NovoFuel plan, once the pilot configuration is fully tested out, installed, and passes site acceptance, comparable RES solutions would be expanded to other locations and other states, as well as Canada. In this process, as is the case in Michigan, NovoFuel would actively work with growers and electric power contractors in the local areas. NovoFuel believes it can field cost-effective solutions with prices that are competitive with traditional fossil-fuel based power systems. This entire process will take a significant amount of capital, however, and there is no assurance the Company will be successful in raising the funds necessary for the pilot site, research and development, and implementation of any successful solutions.

As previously mentioned, RES solutions are also ideal to power irrigation for large scale outdoor cannabis cultivation and other farming, mining and oilfield applications, where the required energy can be provided totally or partially off-grid, with a reduced life-cycle cost over a 20-year period. RES components are thought to be roughly one-fifth the cost of comparable fossil-fuel generators, eliminate harmful emissions, and lessen the need for foreign oil. Apart from specific applications, renewable energy systems are the fastest growing power source globally (6% per year) -- expected to increase by 40% and comprise 25% of gross power generation by 2018.

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

Although we have done the work necessary to locate a pilot site in Oceana County, Michigan to build an operating RES system, there is no assurance we will be able to raise the funds necessary to complete installation of the necessary components or if we do, that the system will function as intended such that a commercially viable product will be produced.

As of June 2014, the average cost of energy provided by local utilities for residences in the US is $.013/kWh. The comparable cost using a 25 kW diesel Genset is $0.81/kWh, while the average cost of RES solutions ranges from $0.18/kWh to $0.30/kWh depending on the site location and the specific RES components used. The larger the cultivation facility, the cheaper the total RES energy bill per kilowatt hour is expected to be.

RES Versus the Grid:

•	Ideal to cover operations in remote areas with limited or no access to grid power

•	Provides backup power to assure continuous operations during grid outages

•	Provides extended runtimes for operations when necessary

•	Dynamic real-time on-site energy management, with power converter, failsafe protection and remote diagnostics & control enabling remote maintenance

•	“Green” energy sources eliminate the harmful emissions emanating from fossil-fuels used by utility companies, reduce the power load for local utilities, and lessen the need for foreign oil

RES Versus Diesel Gensets

•	Easy installation and day-to-day operations

•	Dynamic real-time on-site energy management, with power converter, failsafe protection and remote diagnostics & control enabling remote maintenance

•	Lower O&M costs

•	No fuel deliveries

•	Eliminates noise factors inherent with diesel Gensets

•	“Green” energy sources eliminate the harmful emissions emanating from fossil-fuels

At the present time, there is no known industry player who is focusing on the energy aspect of cannabis cultivation (as opposed to development, cultivation and distribution of the product itself).

The Hydrogen Economy

Current applications include selected utility vehicles, and back-up, auxiliary, portable and remote power generation. Although Honda Motor Corporation has produced a vehicle for lease in California, it is anticipated a mass market for automotive applications won't occur until later in this decade. Current public perception is that the hydrogen economy is tied to the automotive market. The Company believes the following must occur to commercialize automotive applications: volume manufacturing, lower cost and increased reliability of hydrogen fuel cells must be achieved; automakers must adopt the increased use of fuel cells; a new fuel distribution infrastructure including bulk hydrogen production plants near dispersed customers, (e.g. service stations) must be built.

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

Portable Power applications, including emergency response, man-portable soldier power, battery charger, emergency medical equipment power, outdoor mobile camera surveillance, entertainment mobile power and recreational power, represent a $3.3 billion market in the near term. As each year passes, hydrogen fuel cells capture an increasingly larger share of this market from older technologies such as fossil-fuel gensets and batteries. Moreover, novel hybrid solutions can involve a combination of fuel cells and lithium-ion batteries. The ArcView Group characterizes the current market as follows: "The US national legal marijuana market value is now assessed at $1.53 billion (2013), comprising all states that have active and open sales of cannabis to people legally allowed to possess it under state law. The national market is projected to grow 68 percent from current levels to $2.57 billion by 2014.

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

Research and Development

We have not expensed any monies on direct research and development costs during the past two years. Any research and development costs incurred in the future will not include the day-to-day operating costs associated with our operations but will include expenses for laboratory supplies, design and development costs not directly related to the manufacturing process of our products. We have been working in 2014 on initiatives to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations, and will only expend further research and development costs in anticipation of future new products, if any. It is anticipated that any products developed for any new initiatives will require significant research and development expenditures and other related costs. There is no assurance the Company will be able to fund those costs at the times and in the amounts necessary to further product development in these area.

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

The market price of our common stock fluctuates significantly.

The market price of our common shares fluctuates significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

•	significant and sustained dilution from increases in our shares outstanding primarily from issuances related to convertible notes and debentures

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

Trading of our common stock is limited and changes to the OTCPink Marketplace.

Trading of our common stock is conducted on the OTC Markets Group's OTCPink. This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

We generated only $13,400 in revenues in 2013 and none in 2014. While it is possible we may generate limited revenues from the sale of our PBIS portable balloon inflation devices and may have income from other projects in the future, any revenues generated from those sales in the fiscal year ending December 31, 2015, which is not currently anticipated, will not be sufficient to fund our operating needs during 2015 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders. Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments convertible into shares of our common stock, which has had, and will have, a substantial dilutive effect on our stockholders. During 2013 and 2014, our primary source of financing was from the issuance of convertible debt that resulted in significant and sustained increases in our shares outstanding. This trend will continue for the foreseeable future. We have completed two reverse stock splits in the two fiscal years ended December 31, 2014 and 2013, and it is highly likely additional reverse stock splits may be required due to continued common stock issuances from convertible notes as well as to meet loan covenants related to those notes.

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

We have raised capital through the use of convertible debt instruments that causes substantial and sustained dilution to our stockholders.

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 60% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused significant dilution to our stockholders and will continue to do so in 2015 and the foreseeable future. As of December 31, 2014, we had approximately $662,500 in convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial and sustained dilution to our stockholders. Accordingly, we may need to effect further reverse splits of our common stock in the future due to significant increases in common shares outstanding as well as the trading market of our common stock to meet loan covenants for our lenders.

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

We cannot guarantee that we will be able to continue to develop commercially viable hydrogen power generation and portable power products on the timetable we anticipate, or at all. The continued commercialization of hydrogen power generation products require substantial technological advances to improve the efficiency, functionality, durability, reliability, cost and performance of these products and to develop commercial volume manufacturing processes for these products. Developing the technology for high-volume commercialization may require substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on acceptable terms to pursue commercialization plans on a larger scale. In addition, before any new product can be released to market, it must be subjected to numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond our control. If these field tests reveal technical defects or reveal that our potential products do not meet performance goals, including useful life, reliability, and durability, our commercialization schedule could be delayed, and potential purchasers may decline to purchase future systems and products.

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

The execution of our business plan poses many challenges and is based on a number of assumptions. We cannot assure you that we will be able to execute our business plan. Narrowing the scope of our development activities may not accelerate product commercialization. If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans. We also cannot assure that we will complete any transaction with Genport resulting from the Memorandum of Understanding signed in October 2013 as it requires us to raise at least $4.5 million dollars in order to complete any potential business combination. Such funds have not been raised to date and it is not contemplated that such funds can be raised in the foreseeable future. In addition, we will need significant funds to further our current initiatives related to cannabis grow and oilfield operations and there is no assurance we will be successful in raising such funds on a timeframe and in amounts necessary to further those operations, if at all.

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

The hydrogen power generation systems we currently market as well as portable power solutions we hope to market are sold in markets that are still emerging or may be subject to governmental spending cutbacks. As a result, we do not know whether end-users will want to use those products. The development of a mass market for the hydrogen power generation technology may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the future cost of raw materials used by our systems, regulatory requirements, consumer perceptions of the safety of any developed products and related fuels, and consumer reluctance to buy a new product.

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

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or any other technology that we may develop or acquire in the future. In March 2015, we were issued by the U.S. Patent & Trademark Office (USPTO) a hydrogen generation patent as U.S. Patent No. 8,974,765 entitled "METHODS AND APPARATUS FOR CONTROLLED PRODUCTION OF HYDROGEN USING ALUMINUM-BASED WATER-SPLIT REACTIONS". Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. In addition, significant financial resources could be required to defend against any suits brought against us claiming our infringement of others’ intellectual property rights. We may not have the financial resources to bring or defend such suits and if it such suits emerge, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

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

We will face significant competition.

As alternative energy technologies including hydrogen power generation and portable power technologies have the potential to replace existing power products, competition for those products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies, including other types of alternative energy technologies. Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers. These manufacturers use proven and widely accepted technologies such as internal combustions engines and turbines as well as coal, oil and nuclear powered generators.

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

The Company's subsidiary AFPI was traded on the Deutsche Börse Frankfurt First Quotation Board until December 2012 under the symbol "9AP" at which time the Deutsche Börse Group closed the First Quotation board on which 9AP traded. Therefore, at present, there is no trading market for AFPI's common stock. While the Company had identified the GXG Markets as an alternative market, it is cost prohibitive and there other regulatory hurdles therefore there is no assurance that a listing will be successful on that or any other acceptable stock exchange and if not, that the Company can find a suitable market for listing of AFPI's common stock. As a result, the Company may no longer be able to pursue funding opportunities utilizing AFPI and the shareholders of AFPI may not ever be able to trade their common stock.

ITEM 2. PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. During 2013 we paid $1,200 per month for these facilities, which increased to $1,500 in January 2014. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2015.

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

The Company's subsidiaries NovoFuel and APTI currently lease an executive office in the Philadelphia area on a month-to-month basis for a current monthly rent of $260 with associated fees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

Our common stock is not listed on any exchange; however, market quotes for the Company’s common stock (under the symbol “AFPW”) may be obtained from the OTC Markets "Pink" platform (“OTCPink”). The OTCPink is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCPink) for the Company’s common stock. Effective on April 24, 2013, the Company effectuated a 1 for 200 reverse stock split and as a result, all sales prices for periods prior to April 24, 2013 have been restated to reflect that reverse stock split. Effective on November 19, 2014, the Company effectuated a 1 for 250 reverse stock split and as a result, all sales prices for periods from April 24, 2013 to November 18, 2014 have been restated to reflect that reverse stock split.

	Price
	High	Low
Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.025	$0.0014
Quarter ended September 30, 2014	$0.10	$0.025
Quarter ended June 30, 2014	$0.375	$0.025
Quarter ended March 30, 2014	$0.675	$0.025

Fiscal year ended December 31, 2013
Quarter ended December 31, 2013	$0.30	$0.025
Quarter ended September 30, 2013	$3.15	$0.125
Quarter ended June 30, 2013	$14.78	$0.60
Quarter ended March 30, 2013	$10.00	$5.00

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

 (b) Holders

The number of record holders of our common stock as of March 31, 2015, was 142 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name at a brokerage firm.

(c) Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

We have the following securities authorized for issuance under our equity compensation plans as of December 31, 2014, including options issued under our 2009 Stock Incentive Plan approved by our security holders effective May 26, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	173	$2,050	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	173	$2,050	-0-

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2014 to December 31, 2014 we issued 8,701,776 shares of our common stock upon the conversion of $15,994 in principal on our various convertible notes and debentures. In addition, $16,329 was recorded for additional derivative liability and interest expense for a total cost to the Company of $32,323 or $0.004 per share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013.

The independent auditors’ reports on our financial statements for the years ended December 31, 2014 and 2013 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2014.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

For the fiscal year ended December 31, 2014 and 2013, the financial statements include the results of the Company and its subsidiaries NovoFuel, API, HPI, AFPI, and APTI.

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

During 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. While the NovoFuel and Genport continue to work together, to date no private financing has been received and no combination or integration of NovoFuel and Genport has taken place. There is no assurance this will take place and the Company is moving forward with its plans assuming it will note occur.

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

Although we have done the work necessary to locate a pilot site in Oceana County, Michigan to build an operating RES system, there is no assurance we will be able to raise the funds necessary to complete installation of the necessary components or if we do, that the system will function as intended such that a commercially viable product will be produced.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2014 and 2013, we anticipate we will require over the next twelve months approximately $800,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2014, during 2015 we anticipate a majority of our capital resources will come from the issuance of convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial and sustained dilution to our stockholders.

During the year ended December 31, 2014, we received a net of $374,383 from our financing activities, primarily from the issuance of convertible and other notes payable totaling $432,700. These amounts were offset by approximately $45,000 in payments on various notes payable. This is compared to cash provided by financing activities of $428,112 in the year ended December 31, 2013 primarily from the issuance of convertible and other notes payable totaling approximately $517,000.

In the year ended December 31, 2014, net cash used in operating activities was $383,283. This compared to net cash used in operating activities of $423,456 for same period in 2013. The 2014 amount included a $1,541,958 net loss that included approximately $$734,000 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding. The 2013 amount included a $1,285,585 net loss that included approximately $622,000 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding.

We can make no assurance that we will be successful in raising the funds necessary for our working capital requirements as suitable financing may not be available and we may not have the ability to sell either equity or debt securities under acceptable terms or in amounts sufficient to fund our needs. Our inability to access various capital markets or acceptable financing could have a material effect on our commercialization efforts, results of operations and deployment of our business strategies and severely threaten our ability to operate as a going concern. This includes raising the $4.5 million necessary to move forward with the equity exchange between NovoFuel and Genport, which there is no assurance we can complete; nor funds necessary to build a pilot site in Michigan for our RES project.

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

(b) Results of Operations

The Company’s results of operations for the periods ended December 31, 2014 and 2013 reported include the consolidated operations of the Company and its subsidiaries NovoFuel, HPI, API and AFPI with the elimination of applicable intercompany accounts.

Year ended December 31, 2014

For the years ended December 31, 2014 and 2013, our total revenue was $0 and $13,440, respectively. The revenue in the December 31, 2013 period was received from the US Air Force for modifications to the PBIS-2000 unit delivered to them in 2012. The loss from operations for the year ended December 31, 2014 was $671,102 versus $771,046 in the year ended December 31, 2013. This decrease in 2014 was primarily the result of losses associated with the PBIS-2000 modifications in the 2013 period as well as significantly lower professional services costs in the 2014 period as the Company relied less on outside consultants. The losses included $332,917 and $334,065 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties, which did not change appreciably and is not anticipated to change in 2015.

The balance of $345,989 and $424,846 for “other” SG&A expenses in the periods ended December 31, 2014 and December 31, 2013 was comprised of the following:

	Year ended December 31, 2014	Year ended December 31, 2013
General and administrative	$109,698	$128,889
Legal and accounting	42,921	29,611
Professional services	80,909	175,974
Bad debt expense	1,961	11,122
Bad debt recovery	(89,500)	(120,750)
Salaries	200,000	200,000
	$345,989	$424,846

The Company experienced lower general and administrative expenses as well as a significant decrease in professional services expenses in the 2014 period versus the 2013 period as the Company worked to lower its costs. All other expense categories remained relatively stable year-to-year. This is a trend the Company believes will continue in 2015, although there is no assurance the Company will see appreciable amounts from bad debt recovery as there is no guarantee of any payments from FastFunds.

The company recorded $862,856 in “other expense” during the year ended December 31, 2014 as compared to $497,539 in the year ended December 31, 2013. This significant increase was primarily the result of the gain of $351,232 for the settlement of rent payable on the Company’s Philadelphia laboratory in 2013. Adjustment to derivative liabilities related to the Company's various convertible notes increased roughly $13,000 in 2014 versus 2013. The Company currently has approximately $662,500 in face value of convertible debt so it is anticipated similar losses related to derivative liabilities will continue in 2015 and for the foreseeable future.

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

The company recorded $(497,539) in “other income (expense)” during the year ended December 31, 2013 as compared to $(1,164,935) in the year ended December 31, 2012. This decrease is primarily attributed to a decrease in fair value adjustments of derivative liabilities for changes to the value of convertible notes in 2013. The 2013 amount also included $351,232 gained from the settlement of litigation related to our former Philadelphia office location. Interest expense was slightly higher in the 2013 period at $(182,443) versus $(126,966) in 2012 with the addition of accretion for our Series B preferred stock in the 2013 period as restated. We also saw a significant decrease in fair value adjustment of derivative liabilities in the 2013 period.

(c) Off-Balance sheet arrangements

During the fiscal year ended December 31, 2014, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,076,941 of debt outstanding as of December 31, 2014 including convertible debentures and notes with a face value totaling $662,522, which has been borrowed at fixed rates ranging from 5% to 12%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants Valuation Analyst Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of Alumifuel Power Corporation

We have audited the accompanying balance sheet of Alumifuel Power Corporation as of December 31, 2014, and the related statements of operations, stockholder’s deficit, and cash flows for the year then ended. Alumifuel Power Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Alumifuel Power Corporation’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alumifuel Power Corporation as of December 31, 2014, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

April 15, 2015

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

To the Board of Directors and Shareholders

AlumiFuel Power Corporation

West Palm Beach, Florida

Report of Independent Registered Public Accounting Firm

We have audited the consolidated balance sheet of AlumiFuel Power Corporation as of December 31, 20113 and the related consolidated statements of operations, statement of shareholders’ deficit and cash flows for the year ending December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As stated in Note 3 of the financial statements, the class B preferred stock was reclassified from equity to debt. This restatement changes the liabilities and equity section totals but total liabilities and equity remain the same.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AlumiFuel Power Corporation as of December 31, 2013, and, the consolidated results of operations, statement of shareholders’ deficit and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/S/ R.R. Hawkins and Associates International, a PC

April 14, 2014

April 14,2015 for the restatement

Los Angeles, CA

5777 W. Century Blvd. , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
		(Restated)

Assets
Cash	$972	$9,872

Total current assets	972	9,872

Property and equipment, less accumulated depreciation of $7,479 (2014) and $7,283 (2013) (Note 1)	—	196
Deferred debt issuance costs (Note 4)	4,473	2,082

Total long-term assets	4,473	2,278

Total assets	$5,445	$12,150

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$467,759	$425,346
Accounts payable, other	518,349	524,747
Derivative liability, convertible notes payable (Note 3)	567,905	704,032
Notes payable, related party (Note 3)	21,461	42,868
Notes payable, other (Note 3)	392,953	580,063
Convertible notes payable, net of discount of $114,221 (2014) and $92,772 (2013) (Note 3)	548,301	390,240
Payroll liabilities (Note 7)	150,059	134,083
Accrued expenses (Note 7)	700,000	500,000
Dividends payable (Note 6)	110,395	78,071
Accrued interest payable:
Interest payable, convertible notes (Note 3)	129,386	93,347
Interest payable, related party notes (Note 2)	8,310	9,180
Interest payable, notes payable other (Note 3)	89,724	65,547

Total current liabilities	3,704,602	3,547,524

Series B preferred stock obligation, net (Note 6)	661,648	586,311

Shareholders’ deficit: (Notes 1 & 6)
Preferred stock, $.001 par value; unlimited shares authorized	—	—
Common stock, $.001 par value; unlimited (2014) and 750,000,000 (2013) shares authorized, 23,463,415 (2014) and 2,525,609 (2013) shares issued and outstanding	23,463	2,526
Additional paid-in capital	16,303,784	14,951,844
Accumulated deficit	(24,663,547)	(23,121,589)

Total shareholders' deficit of the Company	(8,336,300)	(8,167,219)

Non-controlling interest (Note 1)	3,975,495	4,045,534

Total shareholders' deficit	(4,360,805)	(4,121,685)

Total liabilities and shareholders' deficit	$5,445	$12,150

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
		(Restated)

Revenue (Note 1)
Reactor sales	$-	$13,440
Total revenue	-	13,440

Cost of goods sold (Note 1)	-	(21,421)

Gross loss	-	(7,981)

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 2)	332,917	334,065
Stock-based compensation (Note 6)	-	3,239
Depreciation	196	915
Other (Note 4)	345,989	424,846

Total operating costs and expenses	(679,102)	(763,065)

Loss from operations	(679,102)	(771,046)

Other income (expense)
Litigation contingency (Note 7)	-	351,232
Interest expense, amortization of convertible note discounts (Note 3)	(626,404)	(401,225)
Interest expense (Notes 2 & 3)	(215,346)	(182,443)
Fair value adjustment of derivative liabilities (Note 3)	(21,106)	(265,103)

	(862,856)	(497,539)

Loss before income taxes	(1,541,958)	(1,268,585)

Income tax provision (Note 8)	-	-

Net loss	$(1,541,958)	$(1,268,585)

Net loss attributable to non-controlling interest (Note 1)	70,039	64,979

Net loss attributable to Company	$(1,471,919)	$(1,203,606)

Basic and diluted loss per common share	$(0.16)	$(3.62)

Weighted average common shares outstanding (Notes 1 & 6)	9,107,871	332,845

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Deficit

Years Ended December 31, 2014 and 2013

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit
Balance at December 31, 2012 (Restated)	88,954	$89	$14,565,657	$(21,853,004)	$3,526,880	$(3,760,378)

May 2013, Reverse stock split (1 for 200)
shares issued for fractional shares (Note 6)	3	-	-	-	-	-

January through December 2013, issuance of common
stock to convertible noteholders (Notes 3 & 6)	2,429,292	2,429	891,049	-	-	893,478

January through December 2013, issuance of common stock on conversion of debt (Notes 3 & 6)	7,360	8	36,792	-	-	36,800

January through December 2013, dividends on Series B
Preferred Stock (Note 6)	-	-	(32,324)	-	-	(32,324)

January through December 2013, issuance of warrants
to purchase common stock (Note 6)	-	-	3,239	-	-	3,239

Issuance of equity by AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	5,700	-	-	5,700

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	(518,269)	-	453,675	(64,594)

Net loss	-	-	-	(1,268,585)	64,979	(1,203,606)

Balance at December 31, 2013 (Restated)	2,525,609	$2,526	$14,951,844	$(23,121,589)	$4,045,534	$(4,121,685)

January through December 2014, issuance of common
stock upon conversion of convertible debt (Notes 3 & 6)	20,936,964	20,937	474,849	-	-	495,786

Reclassification of derivative liabilities upon conversion	-	-	807,052	-	-	807,052
of convertible debt (Note 3)

November 2014, Reverse stock split (1 for 250)
shares issued for fractional shares (Note 6)	842	-	-	-	-	-

Equity of AlumiFuel Power International,
Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	70,039	-	(140,078)	(70,039)

Net loss	-	-	-	(1,541,958)	70,039	(1,471,919)

Balance at December 31, 2014	23,463,415	$23,463	$16,303,784	$(24,663,547)	$3,975,495	$(4,360,805)

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
		(Restated)

Cash flows from operating activities:
Net loss	$(1,541,958)	$(1,268,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 6)	-	274,886
Stock based compensation (Note 6)	-	3,239
Amortization of debt issuance costs (Note 3)	11,109	16,758
Beneficial conversion feature (Note 6)	-	18,400
Allowance for bad debt (Note 5)	-	9,900
Accretion of Series B preferred stock (Note 6)	75,338	75,336
Recovery of bad debt expense (Note 5)	-	(95,750)
Depreciation and amortization (Note 1)	196	915
Change in fair value of derivative liability (Note 3)	21,106	49,900
Amortization of discount on debentures payable (Note 3)	626,404	327,134
Change in non-controlling interest (Note 1)	-	(58,564)
Changes in operating assets and liabilities:
Accounts and other receivables	-	94,594
Work in progress	-	18,732
Prepaid expenses and other assets	-	313
Accounts payable and accrued expenses	244,580	(115,505)
Related party payables (Note 2)	77,413	88,706
Dividends payable (Note 6)	32,324	32,324
Interest payable	70,205	103,811
Net cash used in operating activities	(383,283)	(423,456)

Cash flows from financing activities:
Proceeds from convertible notes (Note 3)	331,000	151,000
Proceeds from notes payable, related (Note 2)	15,500	36,100
Proceeds from notes payable, other (Note 3)	86,200	329,516
Payments under capital leases (Note 7)	-	(389)
Payments on notes payable (Note 3)	(7,910)	(56,176)
Payments on notes payable, related (Note 2)	(36,907)	(20,439)
Payments to placement agents (Note 3)	(13,500)	(6,500)
Payments on convertible notes payable (Note 3)	-	(5,000)
Net cash provided by financing activities	374,383	428,112

Net change in cash and cash equivalents	(8,900)	4,656

Cash and cash equivalents:
Beginning of year	9,872	5,216

End of year	$972	$9,872

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,984	$17,447

Noncash financing transactions:
Notes and interest payable converted to stock	$479,656	$343,088
Reclassification of derivative liabilities upon conversion of convertible debt	$807,052	$495,786

See accompanying notes to consolidated financial statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation (the “Company”) was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc. Effective September 5, 2014, the Company changed its corporate domicile from Nevada to Wyoming.

The Company operates primarily through its subsidiaries, NovoFuel, Inc. (“Novofuel”), AlumiFuel Power, Inc., a Colorado corporation ("API"), AlumiFuel Power Technologies, Inc., a Colorado corporation ("APTI") and AlumiFuel Power International, Inc. ("AFPI"), a Canadian corporation. The Company is an early production stage renewable energy company whose processes generate hydrogen gas and heat through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. The Company's hydrogen generation feeds fuel cells for backup and portable power, provides lift gas for weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its hydrogen/heat output is also being designed and developed to power fuel cell-based and turbine-based undersea propulsion and auxiliary power systems. In addition, NovoFuel has embarked on a new initiative to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations. The Company has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

In February 2014, the Company announced plans to change its strategic direction. In addition, the Company announced that it had formed a new subsidiary, Bitcoin Capital Corporation, to pursue early stage opportunities in Bitcoin and other cryptocurrency. As of the filing of this report, Bitcoin Capital Corporation has not begun operating and the Company has put this plan on hold indefinitely given certain changes in the market for Bitcoins subsequent to that announcement. The Company also announced that its board of directors had approved a name change to AFPW Holdings, Inc. although the name change has not yet been completed.

The financial statements contained herein for the years ended December 31, 2014 and 2013 comprise the consolidated financial statement of the Company and its subsidiaries NovoFuel, API, APTI, AFPI, and HPI Partners, LLC ("HPI").

On November 19, 2014, the Company effected a 1 for 250 reverse split of its common stock following which a total of 3,840,199,334 shares of issued and outstanding pre-split common stock became 15,360,797 shares of post-split common stock. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

Formation of NovoFuel, Inc.

In 2013, the Company transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, NovoFuel, Inc. in exchange for 12,000,000 shares of Novofuel common stock; 2,000,000 of which were allocated to the Company’s majority-owned subsidiary, AFPI, in exchange for the return of the European intellectual property and marketing rights back to the Company for use by NovoFuel. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. On closing of a capital investment, NovoFuel common shares were to be allocated to Genport shareholders in exchange for 100% of Genport shares. As of the date of this report, this financing has not been completed and the Company cannot guarantee it will be completed thereby finalizing this transaction.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As of December 31, 2013, AFPI had issued a total of 19,611,864 shares of its common stock in the private placements, warrant exercises, stock issued to consultants and noteholders and stock issued to officers and directors in exchange for fees. As a result of these transactions, the total number of AFPI shares outstanding at December 31, 2013 was 68,111,864 shares.

As a result a result of various transactions that occurred prior to December 31, 2012, the Company owned 39,984,494 shares of AFPI common stock as of that date. During the year ended December 31, 2013, the Company paid 384,615 shares of AFPI common stock to the trustee of its German bank accounts in payment of fees resulting in the Company owning 39,599,879 shares of AFPI common stock at December 31, 2013 and 2014, respectively.

The Company maintains a custody account for our cash and securities in Germany that had a cash balance of $437and $583 at December 31, 2014 and 2013, respectively, and is reflected as Cash on our consolidated balance sheet.

In December 2012, the Deutsche Börse Frankfurt Stock Exchange closed the First Quotation Board, the exchange on which AFPI's common stock traded. The Company has investigated, and will continue to investigate, alternative markets on which to present AFPI’s common stock for listing, however, as of the date of the filing of this report no such exchange has been identified that management believes will serve the interest of the Company or its shareholders.

Going Concern

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history. The Company’s future success will be dependent upon its ability to market its products including its portable balloon inflation devices including the PBIS-1000 (of which the Company sold three units in 2010) and the PBIS-2000 (of which the Company delivered one unit to the U.S. Air Force in 2012, which unit the Air Force returned to the Company in the fourth quarter of 2012 to make certain paid improvements, which totaled $13,440 in revenue during 2013). In addition, this is dependent on the Company developing products based on its new initiative to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations, which will require a substantial capital investment.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2014 and 2013 were $-0-.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Office equipment, furniture and vehicles	5 years
Computer hardware and software	3 years
Leasehold improvements	7 years

The Company's property and equipment consisted of the following at December 31, 2014 and 2013:

	Cost		Accumulated Depreciation		Balance
	2014	2013	2014	2013	2014	2013
Equipment	$5,799	$5,799	$5,799	$5,799	$0	$0
Furniture	1,680	1,680	1,680	1,484	0	196

Total	$7,479	$7,479	$7,479	$7,283	$0	$196

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2014 and 2013, respectively, was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at December 31, 2014 and 2013 as intercompany accounts. At December 31, 2014 and 2013 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of those dates. At December 31, 2014 a non-controlling interest in AFPI that totaled $3,975,495 is included in the Company’s consolidated balance sheet. In addition, $70,039 of the net loss of AFPI of $167,314 for the year ended December 31, 2014 has been attributed to the non-controlling interest of those stockholders. Similarly, for the year ended December 31, 2013, the non-controlling interest totaled $4,045,534 with $64,979 of AFPI’s total net loss of $155,227 attributed to the non-controlling interest of those stockholders.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The Company has determined that its derivative liabilities comprised of convertible notes payable fall under Level 2.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2014 and 2013, as the impact of the potential common shares, which totaled approximately 909,480,260 (December 31, 2014) and 29,704,895 (December 31, 2013), would be anti-dilutive, but not decrease loss per share. Therefore, diluted loss per share presented for the years ended December 31, 2014 and 2013 is equal to basic loss per share.

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

In the fourth quarter ended December 31, 2012, the U.S. Air Force returned the PBIS-2000 unit to the Company to make certain paid design improvements. The work was completed in the first quarter of 2013 and the unit was returned to the Air Force at that time. Expenditures made during the fourth quarter of 2012 on this project was reflected as "Work in progress" on our balance sheets and was offset against the revenue received in the first quarter of 2013 totaling $13,440.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Restatement

The Company is restating its previously issued consolidate financial statements as of and for the year ended December 31, 2013 to corrects its accounting for Series B Preferred Stock. The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. The following summarizes the impact on the Company’s financial statements for the year ended December 31, 2013:

	As Reported	Adjustment	Restated
Series B Preferred Stock Obligation	$-	$586,311	$586,311
Total Liabilities
Total stockholders’ deficiciency	$(7,580,908)	$(586,311)	$8,167,219

	As Reported	Adjustment	Restated
Interest expense	$(107,107)	$(75,336)	$(182,443)
Net loss	$(1,193,249)	$(75,336)	$(1,268,585)
Net loss attributable to non-controlling interest	$64,979	$-	64,979
Net loss attributable to AlumiFuel stockholders	$(1,128,270)	$(75,336)	$(1,203,606)
Net loss per share	$(3.39)	$(0.23)	$(3.62)

Recent Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2014, and no pronouncements were adopted.

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services compensation for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2014 and 2013. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing management compensation of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company owed $434,862 and $369,692, respectively to its officers for management services compensation.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2014 and 2013, the Company recorded $2,917 and $4,065, respectively to a corporation controlled by Messrs. Fong and Olson under this bonus program. At December 31, 2014 and 2013, respectively, there was $410 and $3,048 payable under the bonus plan.

In the years ended December 31, 2014 and 2013, APTI paid a management fee of $6,500 per month to a company controlled by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the years ended December 31, 2014 and 2013, these management fees totaled $78,000. As of December 31, 2014 and 2013, the Company owed $27,485 and $14,485 in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2014 and $1,200 per month in 2013. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $18,000 and $14,400 for the years ended December 31, 2014 and 2013, respectively. A total of $5,500 and $700 in rent expense was accrued but unpaid at December 31, 2014 and 2013.

Accounts payable to related parties consisted of the following at December 31, 2014 and 2013:

	2014	2013
Management compensation and related expenses payable to officers	$434,862	$396,171

Bonus payable to officers	410	3,048

Rent payable to affiliate of officers	-	-

Accrued other expenses payable to officers	32,487	26,127

Total accounts payable, related party	$467,759	$425,346

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the years ended December 31, 2014 and 2013:

Notes Payable – Related Parties and Affiliates:

Principal balance 12/31/12	$27,207
Notes issued 2013	36,100
Notes repaid 2013	(20,439)
Principal balance 12/31/13	42,868
Notes issued 2014	15,500
Notes repaid 2014	(36,907)
Principal balance 12/31/14	$21,461

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

HPI Partners, LLC

In periods prior to December 31, 2012, HPI received loans from Company officers or their affiliates that were repaid in prior periods. Accrued interest due totaling $235 remained unpaid on these paid notes as of both December 31, 2014 and 2013.

Total notes and interest payable to related parties consisted of the following at December 31, 2014 and 2013:

	2014	2013
Notes payable to officers; interest at 8% and due on demand	$1,512	$1,512

Notes payable to affiliates of Company officers; interest at 8% and due on demand	19,949	41,356

Notes payable, related party	21,461	42,868

Interest payable related party	8,310	9,180

Total principal and interest payable, related party	$29,771	$34,215

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to an unaffiliated trust, Gulfstream 1998 Irrevocable Trust. All notes bear an interest rate of 8% and are due on demand. As of December 31, 2012, $154,850 in principal and $9,301 in interest was outstanding on these notes. During the year ended, 2013, the trust loaned the Company $76,700 and sold $38,300 in principal on these notes to unaffiliated third parties that converted that balance to convertible notes and/or common stock of the Company. In addition, the Trust was repaid $23,236 in principal and $13,535 in interest during 2013. Please see note Note 6 Capital Stock below for further information on the note sale and conversion transactions. As of December 31, 2013, $170,014 in principal and $13,641 in interest remained unpaid. During the year ended December 31, 2014, the trust loaned the Company an additional $58,800; and sold $126,300 in principal on these notes to unaffiliated third parties that became convertible notes. In addition, the trust converted $7,600 of these notes to common stock during the same period. The Company made payments on these notes during the year ended December 31, 2014 totaling $7,910 in principal and $2,290 in accrued interest. There was $87,004 and $20,091 in accrued interest payable on these notes at December 31, 2014.

As of December 31, 2012, $32,732 in principal was outstanding on a demand promissory note from an unaffiliated third party with interest payable at 8%. During the years ended December 31, 2014 and 2013, no further transactions occurred leaving a principal balance of $32,732 with interest due of $8,199 and $5,581 as of December 31, 2014 and 2013, respectively.

As of December 31, 2012, the Company owed an unaffiliated third party $144,351. The notes to this party are due on demand and bear interest at 8% per annum. An additional $43,087 was loaned during the year ended December 31, 2013. During the year ended December 31, 2013, $144,351 of these notes was purchased by a unaffiliated third parties and became convertible notes. As a result of these transactions, there was $43,087 in principal due this party at December 31, 2014 and 2013, respectively with $9,763 and $6,316 in accrued interest payable at those same dates.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At December 31, 2012, the Company owed a total of $126,440 to CareBourn Capital, an unaffiliated third party. These notes carried interest rates of 8% for 100,000, 60% for $13,000 and 36% for $13,440 of the principal balance. The $13,440 was repaid in 2013 upon receipt of payment by the U.S. Air Force on the design improvements being made to the PBIS-2000 unit shipped during 2012. As a result of these transactions, the principal balance on these notes was $113,000 and interest payable of $19,539 at December 31, 2013. During the year ended December 31, 2014, $100,000 of these notes was reissued as a convertible note and appears under Convertible Notes below. As a result of these transactions there was $13,000 in principal and $20,583 in accrued interest payable as of December 31, 2014.

During the year ended December 31, 2012, the Company borrowed $6,000 from an unaffiliated third party. This note carried interest at a rate of 8% and was due on demand. No principal or interest was repaid on this note during the year ended December 31, 2012 leaving a principal balance of $6,000 and interest payable of $467 as of that date. No further transactions took place in 2013 leaving a principal balance due of $6,000 with interest payable of $947 at December 31, 2013. During the year ended December 31, 2014, this note was assigned to a third party and converted to common stock of the Company including the conversion of $6,000 in principal and $1,132 in accrued interest leaving no balance due on this note.

Certain notes for which all principal was paid in previous years have interest payable balances. This amounted to $57 at both December 31, 2014 and 2013, respectively.

Many of the Company's notes issued to unaffiliated third parties contain provisions allowing them to be converted to common stock of the Company at market price on the date of conversion.

AlumiFuel Power, Inc.

Certain notes for which all principal was paid in previous years have interest payable balances. This amounted to $1,050 at both December 31, 2014 and 2013, respectively.

AlumiFuel Power International, Inc.

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both December 31, 2014 and 2013.

As of December 31, 2012 there was a balance due an unaffiliated third party of $25,000 at with an interest rate of 12% issued prior to December 31, 2011. No payments were made in 2013 leaving a principal balance due at December 31, 2013 of $25,000 with accrued interest payable of $8,786. During the quarter ended December 31, 2014, this note and accrued interest was assigned to CareBourn Capital and converted to a new convertible promissory note as explained more fully under Convertible Notes below.

At December 31, 2014 the company had issued $217,130 to unaffiliated third parties paid in Euros totaling Euro 164,250. The principal amount due was $190,230 as of December 31, 2013. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding if AFPI's common stock begins trading again. A majority of these notes are beyond their maturity date and are therefore in default. As of December 31, 2014 and 2013, there was a total of $29,329 and $8,978, respectively, in interest payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

HPI Partners, LLC

In periods prior to 2012, the Company issued various notes payable to unaffiliated third parties through HPI. These notes were also repaid in the periods prior to December 31, 2012 leaving interest payable of $647 at December 31, 2014 and 2013.

Notes and interest payable to others consisted of the following at December 31, 2014 and 2013:

	2014	2013
Notes payable, non-affiliates; interest at 8% and due on demand	$175,823	$389,833

Notes payable, non-affiliates; interest at 10% and due one year from issuance	217,130	190,230
	392,953	580,063

Interest payable, non-affiliates	89,724	65,547

Total principal and interest payable, other	$482,677	$645,610

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

Among other terms of the offering, the Debentures were originally due in January 2013, extended to December 31, 2013. The Debentures are convertible at a conversion price equal to 75% of the lowest closing bid price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The debt issuance costs of $188,810 were amortized over the three year term of the Debentures so that as of December 31, 2013, all $188,810 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

As of December 31, 2012, the total face value of the Debentures outstanding was $47,000 following conversions in previous periods.

During the year ended December 31, 2013, the debenture holders converted a total of $37,000 in face value of the debentures to 9,867 shares of our common stock, or $3.75 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $49,333 and as of December 31, 2013, the total face value of the Debentures outstanding was $10,000.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. Therefore, for the period from their issuance to that date, the Company has recorded an expense and decreased the previously recorded liabilities by $492,857 resulting in a derivative liability balance of $13,333 at December 31, 2013.

At December 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the year ended December 31, 2014, the Company has recorded income of $8,379 and decreased the previously recorded liabilities resulting in a derivative liability balance of $4,954 at December 31, 2014.

January 2012 Convertible Notes

In January 2012 the Company issued two convertible notes of $25,000 each for a total of $50,000 to an unaffiliated third party investor. These notes are due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor it convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 96,000 shares were issued at a conversion price of $0.0125 per share. The principal balance of these notes was $48,300 and $50,000 as of December 31, 2014 and 2013, respectively.

January 2012 Interest Note

In January 2012, the Company converted a total of $26,100 in interest payable on $75,000 in notes of the Company and AFPI to an unaffiliated note holder to a convertible note. This note was due in January 2013 and carries an interest rate of 8% per annum. The note is convertible into shares of our common stock at a 50% discount to the lowest three trading prices in the ten days prior to conversion.

The beneficial conversion feature (an embedded derivative) included in the January 2012 Interest Note resulted in an initial debt discount of $26,100 and an initial loss on the valuation of derivative liabilities of $11,186 for a derivative liability balance of $37,286 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding January 2012 Interest Note. As a result, for the period from their issuance to December 31, 2013, the Company has recorded an adjustment and increased the previously recorded liabilities by $14,914 resulting in a derivative liability balance of $52,200 at December 31, 2013.

During the year ended December 31, 2014, the holders converted the entire $26,100 principal plus $4,565 in accrued interest to 336,376 shares of our common stock, or $0.09 per share. As a result of these transactions, the derivative liability was $0 as of December 31, 2014.

September 2012 Convertible Note

In September 2012 the Company issued $35,000 of 6% unsecured convertible debenture with a private investor (the “Sept Debenture”). The Sept Debenture was due in September and was convertible at 50% of the lowest closing bid price per of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion. Debt issuance costs totaling $11,500 were amortized over the period the loan was outstanding. The beneficial conversion feature (an embedded derivative) included in the Sept Debenture resulted in an initial debt discount of $35,000 and an initial loss on the valuation of derivative liabilities of $35,000 for a derivative liability balance of $70,000 at issuance.

During the year ended December 31, 2013, the note holder converted the entire $35,000 in face value of the Sept Debenture to 47,442,640 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $70,000.

October 2012 Convertible Notes

In October 2012 we issued $10,000 of 8% unsecured convertible debenture with a private investor that were convertible at 50% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion. As of December 31, 2012, the balance remaining on these notes was $2,980.

The beneficial conversion feature (an embedded derivative) included in the October Notes resulted in an initial debt discount of $10,000 and an initial loss on the valuation of derivative liabilities of $10,000 for a derivative liability balance of $20,000 at issuance.

During the three months ended March 31, 2013, the holders converted the remaining $2,980 in face value plus $920 in interest to 311,993 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $10,000 and the balance due on the notes was $0.

October/November Convertible Notes

In October and November 2012 a private investor purchased a total of $139,600 in existing notes from a third party note holder (together the “October/November Notes”). The notes were amended to include a maturity date that is nine months from the amendment date or July/August 2013 and have an 8% interest rate. The October/November Notes were convertible at 50% of the lowest closing bid price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the October/November Notes resulted in an initial debt discount of $139,600 and an initial loss on the valuation of derivative liabilities of $143,000 for a derivative liability balance of $282,600 at issuance. As of December 31, 2012, the total face value of the Debentures outstanding was $125,000 following conversions in previous periods.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During year ended December 31, 2013, the note holders converted a total of $46,901 in face value of the October/November Notes to 447,000 shares of our common stock, or $0.105 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $66,962 and as of December 31, 2013, the total face value of the October/November Notes outstanding was $77,519.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the period from their issuance to December 31, 2012, there was an $126,962 decrease to the previously recorded liabilities resulting in a derivative liability balance of $155,638 at December 31, 2013.

During the year ended December 31, 2014, the debenture holders converted the remaining balance of $77,519 in face value and $10,443 in interest of the debentures to 1,413,655 shares of our common stock, or $0.0625 per share, fully converting these debentures. As a result of these transactions, the Company recorded a decrease to the derivative liability taking it to $0 and as of December 31, 2014, the total face value of the Debentures outstanding was $0.

2012 and 2013 Asher Convertible Notes

During the six month period ended June 30, 2012, the Company entered into four separate note agreements with an institutional investor for the issuance of convertible promissory notes in the aggregate amount of $134,000.

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

The 2012 and 2013 Asher Convertible Notes were convertible at 50% of the average of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion with an interest rate of 8% per annum.

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

We received net proceeds from the 2013 Asher Convertible Notes of $45,000 after debt issuance costs of $5,000 paid for lender legal fees. These debt issuance costs were amortized over the terms of the 2013 Asher Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2013, $3,541 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $50,000 and a total initial loss on the valuation of derivative liabilities of $38,500 for a derivative liability balance of $88,500 total at issuance.

As of December 31, 2012, the total face value of the 2012 Asher Convertible Notes outstanding was $105,900 following conversions in previous periods.

During the year ended December 31, 2013, the 2012 Asher Convertible Notes holders converted the remaining $105,900 principal and $7,960 in interest to 589,806 shares of our common stock, or $0.175 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $230,167.

During the year ended December 31, 2013, the 2013 Asher Convertible Notes holders converted a total of $10,390 in principal to 389,523 shares of our common stock, or $0.025 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $17,317 and as of December 31, 2013, the total face value of the 2012 Asher Convertible Notes outstanding was $39,610.

During the year ended December 31, 2014, the 2013 Asher Convertible Notes holders converted the remaining principal balance of $39,610 plus $2,200 in interest to 913,238 shares of our common stock, or $0.045 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $79,220 taking it to $0.

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

During the year ended December 31, 2013, the note holders converted a total of $26,000 in face value of the February 2013 Notes to 13,852,300 shares of our common stock, or $0.0019 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $52,000 and as of December 31, 2013, the total face value of the February 2013 Notes outstanding was $0.

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

Notes to Condensed Consolidated Financial Statements

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding May 2013 Notes totaling $2,500. Therefore, for the period from their issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $268 resulting in a derivative liability balance of $5,000 at December 31, 2013.

During the year ended December 31, 2014, the holders converted the $2,500 in face value plus $222 in interest to 64,039 shares of our common stock, or $0.015 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $4,732 and the balance due on the notes was 0.

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

During the year ended December 31, 2013, the note holders converted a total of $17,140 in face value of the 2013 CareBourn Notes to 240,400 shares of our common stock, or $0.075 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $30,256 and as of December 31, 2013, the total face value of the 2013 Convertible Notes outstanding was $133,211.

At December 31, 2013, the Company revalued the derivative liability balance of the remaining outstanding 2013 Convertible Notes. For the period from their issuance to that date there was an increase of $24,387 to the previously recorded liabilities resulting in a derivative liability balance of $266,421 at December 31, 2013.

During the year ended December 31, 2014, the note holders converted a total of $133,211 in face value and $7,071 in interest of the 2013 CareBourn Notes to 3,182,010 shares of common stock, or $0.045 per share. As a result of the total conversion of these notes, the Company recorded a decrease to the derivative liability of $242,034 and as of December 31, 2014, the total face value of the 2013 Convertible Notes outstanding was $0.

2014 CareBourn Notes

During the year ended December 31, 2014, an institutional investor, CareBourn Capital, converted $100,000 in promissory notes due from the Company into a convertible note due September 30, 2014. In addition, our president, converted $85,000 in fees due him from our subsidiary AFPI into convertible notes due February 1, 2014 ($50,000) and October 2, 2014 ($35,000), which were acquired by this investor. This investor also loaned the Company an additional $70,000 that is due August 2014 through July 2015. These notes total $255,000 (together the “2014 CareBourn Notes) bear interest at 8%-12% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three closing prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the 2014 CareBourn Notes resulted in an initial debt discount of $205,000 and an initial loss on the valuation of derivative liabilities of $72,950 for a derivative liability balance of $277,950 at issuance.

During the year ended December 31, 2014, the note holders converted a total of $4,711 in face value of the 2014 CareBourn Notes to 2,021,000 shares of our common stock, or $0.002 per share. As a result of the total conversion of these notes, the Company recorded a decrease to the derivative liability of $5,135 and as of December 31, 2014, the total face value of the 2014 CareBourn Notes outstanding was $250,289.

At December 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes. For the period from their issuance to that date there was no change in the fair value of the previously recorded liabilities resulting in a derivative liability balance of $272,815 at December 31, 2014.

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

During the year ended December 31, 2013, the note holders converted a total of $2,200 in face value of the 2013 CareBourn Notes to 88,000 shares of our common stock, or $0.025 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $3,667 and as of December 31, 2013, the total face value of the 2013 Convertible Notes outstanding was $14,300.

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding JMJ Convertible Note. Therefore, for the period from their issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $7,847 resulting in a derivative liability balance of $23,833 at December 31, 2013.

During the year ended December 31, 2014, the note holders converted a total of $14,300 in face value and $2,167 in interest of the JMJ Notes to 527,467 shares of our common stock, or $0.03 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $23,833 and as of December 31, 2014, the total face value of the 2013 Convertible Notes outstanding was $0.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At December 31, 2013 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from its issuance to December 31, 2013, the Company has recorded an expense and increased the previously recorded liabilities by $8,571 resulting in a derivative liability balance of $40,000 at December 31, 2013.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to December 31, 2014, the Company decreased the previously recorded liabilities by $30,133 resulting in a derivative liability balance of $9,867 at December 31, 2014.

Wexford Convertible Note

In May 2013, we issued a $75,000 convertible note to the former landlord of API as part of a settlement agreement with respect to a Judgment by Confession entered against API in the Court of Common Pleas Philadelphia County in Philadelphia as described more fully in Note 7 - Commitments and Contingencies below. This note is due in May 2014 and carries an interest rate of 8% per annum. This note may be converted at any time beginning on November 30, 2013 into shares of our common stock at the average of the lowest three (3) Trading Prices for the common stock during the ten trading days prior to the Conversion Date. As this note is convertible at market, there is no imbedded derivative and therefore no corresponding derivative liability. As of both December 31, 2014 and 2013, the entire balance of $75,000 on this note remained outstanding.

WHC Capital Notes

During the year ended December 31, 2013, an unaffiliated institutional investor purchased three notes totaling $19,900 from a third party note holders and issued a new note in the amount of $10,000 for a total of $29,900 in amounts due (the "WHC Notes"). The WHC Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in June 2014.

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

During the year ended December 31, 2014, the note holders converted the remaining balance of $16,212 in face value and $492 in interest of the WHC Notes to 436,552 shares of our common stock, or $0.02 per share. As a result of these transactions, the Company decreased the derivative liability to $0 and as of December 31, 2014, the total face value of the WHC Notes outstanding was $0.

During the year ended December 31, 2014, WHC purchased additional notes totaling $101,300 from one of our third party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2104 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the WHC 2014 Notes resulted in an initial debt discount of $146,300 and an initial loss on the valuation of derivative liabilities of $17,556 for a derivative liability balance of $163,856 at issuance.

During the year ended December 31, 2014, the note holders converted a total of $57,565 in face value and $234 in interest due on the WHC 2014 Notes to 1,891,356 shares of our common stock, or $0.03 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability totaling $51,645 and as of December 31, 2014, the total face value of the WHC 2014 Notes outstanding was $88,736.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes. Therefore, for the period from their issuance to December 31, 2014, the Company has recorded an expense and increased the previously recorded liabilities by $64,472 resulting in a derivative liability balance of $99,384 at December 31, 2014.

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

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes. Therefore, for the year ended December 31, 2014, the Company has increased the previously recorded liabilities by $3,500 resulting in a derivative liability balance of $26,500 at December 31, 2014.

2014 Asher Convertible Note

In January, 2014, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the aggregate amount of $22,500.

The 2014 Asher Convertible Note is convertible at 50% of the average of the lowest three closing bid prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion and carries an interest rate of 8% per annum.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

We received net proceeds from the 2014 Asher Convertible Note of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs were amortized over the nine month term of the 2014 Asher Convertible Note and of December 31, 2014, all of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2014 Asher Convertible Note resulted in total initial debt discounts of $22,500 and a total initial loss on the valuation of derivative liabilities of $1,800 for a derivative liability balance of $24,300 total at issuance.

During the year ended December 31, 2014, the holder converted a total of $21,000 in face value of the note to 840,000 shares of our common stock, or $0.025 per share. As a result of this transaction, the Company recorded a decrease to the derivative liability of $22,680 and the balance due on the notes was $1,500.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note. Therefore, for the period from its issuance to December 31, 2014, there was no change in the fair value of the previously recorded liabilities resulting in a derivative liability balance of $1,620 at December 31, 2014.

JSJ Notes

In February 2014 the Company issued a $25,000 12% unsecured convertible note with a private investor (the “JSJ Convertible Note”). This note is due on August 14, 2014 and is convertible into common stock at 50% of the lowest three closing bid prices for the twenty (20) days immediate preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the JSJ Convertible Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $1,500 for a derivative liability balance of $26,500 at issuance.

During the year ended December 31, 2014, the note holders converted a total of $18,377 in face value of the JSJ Notes to 2,066,015 shares of our common stock, or $0.009 per share. As a result of these transactions the total face value of the JSJ Notes outstanding was $6,623.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding JSJ Convertible Note. Therefore, for the period from their issuance to December 31, 2014, the Company decreased the previously recorded liabilities by $19,480 resulting in a derivative liability balance of $7,020 at December 31, 2014.

LG Funding Notes

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor. This note is due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In June 2014 we issued an additional $25,000 note to this same investor with the same terms and conditions (the “LG Convertible Notes”)

We received net proceeds from the LG Convertible Note of $61,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $2,567 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Notes resulted in an initial debt discount of $65,000 and an initial loss on the valuation of derivative liabilities of $5,200 for a derivative liability balance of $70,200 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During the year ended December 31, 2014, the note holders converted a total of $10,600 in face value and $452 in accrued interest of the LG Funding Notes to 884,141 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $11,448 and as of December 31, 2014, the total face value of the LG Funding Notes outstanding was $54,400.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes. Therefore, for the period from their issuance to December 31, 2014, the Company has decreased the previously recorded liabilities by $11,448 resulting in a derivative liability balance of $58,752 at December 31, 2014.

Iconic Notes

In February 2014 the Company issued a $27,500 5% unsecured convertible note with a private investor (the “Iconic Convertible Note”). This note is due on February 26, 2015 and is convertible into common stock at 50% of the lowest trading price for the twenty-five (25) days immediate preceding the date of conversion.

The Company received net proceeds from the Iconic Convertible Note of $25,000 after debt issuance costs of $2,500. These debt issuance costs will be amortized over the terms of the Iconic Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $2,135 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Iconic Convertible Note resulted in an initial debt discount of $27,500 and an initial loss on the valuation of derivative liabilities of $1,375 for a derivative liability balance of $28,875 at issuance.

In November 2014 the lender declared an event of default on the note for failure to maintain sufficient shares of the Company’s common stock in reserve for issuance under the note. As a result, the Company incurred $9,664 in default fees that are added to the principal balance of the note. In addition, the interest rate for the remaining balance of the note increased to 20%.

During the three months ended December 31, 2014, the note holder converted a total of $1,350 in face value of the Iconic Notes to 1,928,571 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,418 and as of December 31, 2014, the total face value of the Iconic Notes outstanding was $35,814.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Iconic Convertible Note resulting in a derivative liability balance of $63,766 at December 31, 2014.

ADAR Convertible Note

On June 30, 2013 the Company issued a $25,000 8% unsecured convertible note with a private investor (the “ADAR Convertible Note”). This note is due on February 20, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

The Company received net proceeds from the ADAR Convertible Note of $23,500 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the ADAR Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $1,238 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the ADAR Convertible Note resulted in an initial debt discount of $25,000 and an initial loss on the valuation of derivative liabilities of $2,000 for a derivative liability balance of $27,000 at issuance.

During the year ended December 31, 2014, the note holder converted a total of $7,500 in face value of the Adar Convertible Notes to 600,000 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $8,100 and as of December 31, 2014, the total face value of the Adar Notes outstanding was $17,500.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $18,900 at December 31, 2014.

Beaufort Notes

In November 2014 the Company issued a $16,000 unsecured convertible note with a private investor (the “Beaufort Note”). This note is due in May 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In addition, this investor also purchased $15,100 in promissory notes from the Gulfstream Trust for a total amount of notes outstanding of $31,100, which is convertible into common stock at 60% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.. The Beaufort Note accrues 5% interest only if it remains unpaid at maturity and only for the amount then owing at maturity through the payment date.

The Company received net proceeds from the Beaufort Note of $12,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the Beaufort Note or such shorter period as the Note may be outstanding. As of December 31, 2014, $583 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the Beaufort Notes resulted in an initial debt discount of $31,100 and an initial loss on the valuation of derivative liabilities of $1,244 for a derivative liability balance of $32,344 at issuance.

During the year ended December 31, 2014, the note holders converted a total of $1,739 in face value of the LG Funding Notes to 2,728,000 shares of our common stock, or $0.0006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,656 and as of December 31, 2014, the total face value of the Beaufort Notes outstanding was $29,361.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $30,535 at December 31, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Convertible notes payable, net of discounts; and interest payable consisted of the following at December 31, 2014 and 2013:

December 31, 2014

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $250	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $250,289 face value net of discount of $28,333	221,956
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $88,739 face value net of discount of $39,528	49,211
Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $1,111	25,000
JSJ Notes; non-affiliate; interest at 12%; due August 2014; face value $6,623 net of discount of $0	6,623
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $54,400 net of discount of $16,358	38,042
Iconic Notes; non-affiliate; interest at 5%; due February 2015; face value $35,814 net of discount of $3,438	32,376
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $4,357	13,125
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $29,261 net of discount of $22,192	7,169
Total convertible notes, net of discount	548,301

Discount on convertible notes	114,221

Total convertible notes payable	662,522

Interest payable, convertible notes	129,386

Total convertible notes payable and accrued interest payable	$791,908

December 31, 2013

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	10,000
2012 & 2013 Convertible Notes; non-affiliate, interest at 8%; due May 2012-April 2014; $39,610 face value net of discount of $18,650	20,960
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	50,000
January 2012 Interest Note; non-affiliate; interest at 8%; due January 2013; $26,100 face value net of discount of $0	26,100
October 2012 Convertible Notes; non-affiliate; interest at 8%; due October 2013; $5,480 face value net of discount of $938	4,542
October/November Convertible Notes; non-affiliate; interest at 8%; $82,299 face value net of discount of $0	78,099
2013 CareBourn Notes; non-affiliate; interest at 6-8%; due August 2013 to August 2014; $133,211 face value net of discount of $44,000	89,211
JMJ Convertible Notes; non-affiliate; interest at 12%; due June 2014; $14,300 face value net of discount of $3,667	10,633
Bohn Convertible Note; non-affiliate; interest at 8%; due November 2013; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Note; non-affiliate; interest at 8%; $16,212 face value net of discount of $12,184	4,028
Schaper Note; non-affiliate; interest at 8%; due August 2014; face value $15,000 net of discount of $13,333	1,667
Total convertible notes, net of discount	$390,240

Discount on convertible notes	92,772

Total convertible notes payable	483,012

Interest payable, convertible notes	93,347

Total convertible notes payable, net of discount, and accrued interest payable	$576,359

NOTE 4. OTHER SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Other selling general and administrative expense for the years ended December 31, 2014 and 2013 consisted of the following:

	Year ended December 31, 2014	Year ended December 31, 2013
General and administrative	$109,698	$128,889
Legal and accounting	42,921	29,611
Professional services	80,909	175,974
Bad debt expense	1,961	11,122
Recovery of allowed for debt	(89,500)	(120,750)
Salaries	200,000	200,000
	$345,989	$424,846

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5. NOTES RECEIVABLE

At December 31, 2014 and 2013, there were $62,853 and $152,353 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. Of this amount, $1,900 was advanced in 2013. During the years ended December 31, 2014 and 2013, FFFC was able to repay $89,500 and $120,750, respectively, in principal on these loans. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $1,900 in the year ended December 31, 2013 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period. The Company has allowed for all interest due on these notes and did not record any interest receivable during the years ended December 31, 2014 and 2013. Given the uncertainty of payments on these notes, if payments of interest are received they are considered interest income that is offset against interest expense.

As of December 31, 2014 and 2013, the Company had $8,000 due from a then affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $2,023 and $1,222 in accrued interest remained receivable at December 31, 2014 and 2013, respectively. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. Accordingly, the Company recorded bad debt expense of $9,383 in the year ended December 31, 2013 that is included in other selling, general and administrative expenses on the Company’s statement of operations for each period. The Company also recorded bad debt expense of $1,222 in interest owed as of September 30, 2013, which is considered interest income and offset against income expense; and is no longer recording interest receivable on these notes.

NOTE 6. CAPITAL STOCK

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

On January 23, 2014, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company increased the authorized capital stock of the Company from 760,000,000 shares to 3,510,000,000 shares, of which 10,000,000 shares may be preferred stock having the voting powers, designations, preferences, limitations, restrictions and relative rights as determined by the board of directors from time to time.

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

On November 19, 2014, the Company effected a 1 for 250 reverse split of its common stock following which a total of 3,840,199,334 shares of issued and outstanding pre-split common stock became 15,360,797 shares of post-split common stock. As a result of the reverse split, the number of shares outstanding and per share information for all prior periods presented have been retroactively restated to reflect the new capital structure.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Common Stock

During the year ended December 31, 2013, we issued a total of 2,429,292 shares of our common stock on the conversion of $447,941 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $445,537 in additional expense for the derivative liability for a total cost to the Company of $893,478 or $0.37 per share.

During the year ended December 31, 2013, we issued 7,360 shares of our common stock to a noteholder upon conversion of $18,400 in promissory notes. In addition to the face value of the notes, the Company recorded $18,400 in additional expense for the difference between the conversion price ($0.25) and the market price on the issuance dates for a total cost to the Company of $36,800 or $0.20 per share.

During the year ended December 31, 2014, we issued a total of 19,948,381 shares of our common stock on the conversion of $479,656 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company recorded $736,286 in additional expense for the derivative liability for a total cost to the Company of $1,212,942 or $0.00043 per share.

During the year ended December 31, 2014, we issued 988,533 shares of our common stock to noteholders upon the conversion of $26,332 in promissory notes and accrued interest. In addition to the face value of the notes, the Company recorded $244,540 in additional expense for the difference between the conversion price and the market price on the issuance dates for a total cost to the Company of $270,872 or $0.0009 per share.

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

There were 404,055 shares of our Series B Preferred Stock outstanding at December 31, 2014 and 2013. There were $110,395 and $78,071 in dividends payable on our Series B Preferred stock at December 31, 2014 and 2013, respectively, including $32,324 in dividends accrued in each of the years then ended.

The Company is restating its previously issued consolidated financial statements as of and for the year ended December 31, 2013 to corrects its accounting for Series B Preferred Stock. The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Warrants

In March 2013, we issued a total of 600 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $50.00 per share. These warrants were valued at $3,000 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the year ended December 31, 2013.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
3/7/13	$3,000	3 years	$0.25	$0.25	275%	0.38%

In May 2013, we issued a total of 160 warrants to an unaffiliated third party that are exercisable for a period of three years at an exercise price of $2.50 per share. These warrants were valued at $239 based upon the Black Scholes option pricing model, which amount is included in "stock based compensation" in the year ended December 31, 2013.

Issuance Date	Fair Value	Term	Conversion Price	Market Price on Grant Date	Volatility Percentage	Interest Rate
5/14/13	$239	3 years	$2.50	$1.50	287%	0.25%

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and December 31, 2014 is as follows:

A summary of the activity of the Company’s outstanding warrants at December 31, 2013 and December 31, 2014 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at December 31, 2012	3,760	$100.00	$50.00

Granted	760	4.00	4.25
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2013	4,520	$107.00	$17.50

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2014	4,520	$107.00	$17.50

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2014:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$2.50	160	$2.50	1.4 years
$75.00-$200.00	4,200	96.43	1.8 years
$500.00	160	500.00	1.9 years
	4,520	$0.43	1.7 years

Stock Options

On March 4, 2009, our board of directors authorized our 2009 Stock Incentive Plan which was amended on May 6, 2009 and approved by our stockholders effective on May 26, 2009. The plan allows for the issuance of up to 400 shares of our common stock through one or more incentive grants including stock options, stock appreciation rights, stock awards, restricted stock issuances and performance shares to officers, directors, employees and consultants of the Company. The plan is administered by our board of directors.

All options outstanding at December 31, 2014 are fully vested and exercisable. A summary of outstanding stock option balances under 2009 Stock Incentive Plan at December 31, 2013 and at December 31, 2014 is as follows:

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31, 2012	400	$3,750.00	1.7	$0

Options expired	-	-	-	-
Options granted	-	-	-	-
Outstanding at December 31, 2013	400	$3,750.00	0.8	$0

Options expired	(227)
Options granted	-	-	-	-

Outstanding at December 31, 2014	173	$2,050.00	0.2	$0

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 7. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance. During the year ended December 31, 2013, the Company recorded additional estimated penalty and interest expense of $15,436 for an estimated balance due at that date of $134,083. During the year ended December 31, 2014, the Company recorded additional estimated penalty and interest expense of $15,976 for an estimated balance due at that date of $150,059. This amount is included on the balance sheets at December 31, 2014 and 2013 as “payroll liabilities”.

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

We reached a Settlement Agreement with Wexford-UCSC II, L.P. in May 2013. Pursuant to the terms of the Settlement Agreement, the Company paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 3 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. As a result of this settlement, we recorded a gain of $351,232 as of December 31, 2013, listed as litigation contingency under "other income (expense" on our statements of operations for the difference between the total assessed damages of $428,232 and the settlement amount valued at $77,000.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 8. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2014 and 2013:

	For the year ended December 31,	For the year ended December 31
	2014	2013
U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2014, deferred tax assets consisted of a net tax asset of $9,889,530, due to operating loss carry forwards of $25,600,648, which was fully allowed for, in the valuation allowance of $9,889,530. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2014 was $1,027,530 based on the $8,862,000 reported by the Company at December 31, 2013. The net operating loss carry forward expires through the year 2034.

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

NOTE 9. SUBSEQUENT EVENTS

During the period from January 1, 2015 to March 31, 2015, the Company has issued 685,772,412 shares of common stock from the conversion of promissory notes totaling $137,528 in principal and $4,278 in interest for a total of $141,806.

During the period from January 1, 2015 to March 31, 2015, the Company has received $92,500 from the issuance of $101,000 in convertible notes payable.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2014, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	79	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	49	Secretary	May 2005

(c) Significant employees

Not applicable.

(d) Family relationships

None.

(e) Business experience

HENRY FONG

Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with operations of ancillary businesses service the cannabis industry, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. (“PBIC”), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. From July 2010 to September 2013, Mr. Fong was President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. Since June 2012, Mr. Fong has been an officer and a director of Greenfield Farms Food, Inc., a publicly-traded pizza restaurant company. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

THOMAS B. OLSON

Mr. Olson has been secretary of the Company since May 2005. From March 2002 until December 2010, Mr. Olson was the secretary of China Nuvo Solar Energy, Inc., a publicly traded company developing alternative energy solutions. From June 2004 to September 2011, Mr. Olson was the Secretary of FastFunds Financial Corporation, a publicly traded company with operations of ancillary businesses service the cannabis industry. Mr. Olson has been an officer of Equitex 2000, Inc., a privately held entity since its inception in 2001. Mr. Olson has attended Arizona State University and the University of Colorado at Denver.

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

 (b) Compensation discussion and analysis

The Board of Directors has estimated the value of management compensation for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for the years ended December 31, 2013 and 2012. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for each of the years ended December 31, 2014 and 2013. As of December 31, 2014, the Company owed $434,862 to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2014 and 2013, the Company recorded $2,917 and $4,065, respectively to a corporation controlled by Messrs. Fong and Olson under this bonus program. At December 31, 2014 and 2013, respectively, there was $410 and $3,048 payable under the bonus plan.

(c)  Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2014 and 2013, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong
President & Director;	2014	$96,000	$2,334	0	$90,000	$188,334
Principal Executive Officer & Principal Accounting Officer	2013	$96,000	$3,252	0	$90,000	$189,252

David J. Cade President,	2014	$200,000	0	0	$0	$200,000
AlumiFuel Power Technologies, Inc. & NovoFuel, Inc.	2013	$200,000	0	0	$0	$200,000

(d) Grants of plan based awards table

There were no grants made to officers in the years ended December 31, 2014 or 2013.

(e) Narrative disclosure to summary compensation table and grants

For Mr. Fong in 2014 and 2013, in addition to management compensation and bonus as discussed above, other compensation represents management compensation to Mr. Fong from AFPI of $90,000, which was accrued, but unpaid in 2014.

For 2014 and 2013, Mr. Cade’s compensation included only his accrued salary, which was accrued, but unpaid, in both years.

 (f) Outstanding equity awards at fiscal year end table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexer-cised Options (#) Exer-cisable	Number of Securities Under-lying Unexer-cised Options (#) Unexer-cisable	Equity Incentive Plan Awards: Number of Securities Under-lying Unexer-cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Securities That Have Not Vested (#)	Market Value of Securities That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Securities or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Securities or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Henry Fong	19,463	0	0	$2,050	3/11/2015	0	$0	0	$0

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

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2015 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Number of Options Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Henry Fong (3) 7315 East Peakview Ave Englewood, CO 80111	162	154,405	78	240	0.00%

Thomas B. Olson (4) 7315 East Peakview Ave Englewood, CO 80111	9	98,938	38	47	0.00%

David J. Cade (5) 2 Bala Plaza, Ste 300 Bala Cynwyd, PA 19004	3	138,462	300	303	0.00%

All Executive Officers and Directors as a Group (3 persons) (3)(4)(5)	174	391,805	416	590	0.00%

_________________

(1)

As of March 31, 2015, 652,615,131 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

32

(2)

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred"). The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock. In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company’s common stock for the 10 trading days immediately preceding the conversion. There is a Mandatory Conversion Date of July 12, 2016. At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof. If all shares of Series B Preferred were to be converted to shares of common stock as of March 31, 2015, a total of 7,770,288,462 shares would be issued to the Company's officers and directors giving them effective control of the Company. The Series B Preferred also carries voting rights on an "as if converted" basis providing for effective control of the Company by the above named officers.

(3)

In addition to securities owned directly by Mr. Fong, these amounts also consist of: 162 common shares and 64,191 Series B Preferred shares held by a limited liability corporation in which Mr. Fong is the majority member; 29,500 shares Series B Preferred held by a corporation in which Mr. Fong has voting and dispositive powers; and 78 shares exercisable under our 2009 Stock Incentive Plan. These shares do not include any shares held by Mr. Fong's spouse of which he disclaims any beneficial ownership.

(4)

In addition to securities owned directly by Mr. Olson, these amounts consist of: 6 common shares held by a limited liability corporation in which Mr. Olson is the sole member; 3 common shares held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest; 61,700 shares of Series B Preferred owned by two corporations in which Mr. Olson has voting and dispositive powers; and 38 shares exercisable under our 2009 Stock Incentive Plan.

(5)	Includes a warrant to purchase up to 300 shares of common stock.

(6)	Information provided in Schedule 13G Filing dated March 6, 2015.

(c) Changes in control

We are not aware of any arrangements that could result in a change in control of the Company. The current officers of the Company maintain effective control of the Company through their ownership of the Company's Series B Preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We paid $1,200 per month for use of office space in 2013 and $1,500 per month in 2014. This fee includes the use of business machines, telephone equipment and other office equipment. The Company also pays a management fee to this corporation of $6,500 per month for services related to the bookkeeping, accounting and corporate governance functions of its subsidiaries.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

R.R. Hawkins & Associates International served as the Company's certifying accountant for the fiscal year ended December 31, 2013. D. Brooks and Associates CPA’s, P.A. served as the Company's certifying accountant for the fiscal year ended December 31, 2014.

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2013 totaled $12,500 and consisted of audit of the Company’s annual financial statements. For the fiscal year ended December 31, 2014, the Company paid R.R. Hawkins & Associates International $4,000 for reviews of the Company's first and second quarter financial statements.

Fees for audit services billed for the fiscal year ended December 31, 2014 will be $8,000 and consisted of audit of the Company’s annual financial statements. For the fiscal year ended December 31, 2014, the Company paid D. Brooks and Associates CPA’s $2,550 for reviews of the Company's third quarter financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2014 or 2013 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2014 or 2013 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2014 and 2013 for products and services provided by the principal accountant, other than the services reported above.

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

3.6

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed September 12, 2012 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 12, 2012)

3.7

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed April 24, 2013 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on April 30, 2013)

3.8

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed October 14, 2013 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on October 18, 2013)

3.9

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed January 23, 2014 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on January 31, 2014)

3.10	Foreign Profit Corporation Articles of Domestication (Wyoming) (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 12, 2014)
3.11	Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 25, 2014)
3.12

Articles of Amendment to Articles of Incorporation of AlumiFuel Power Corporation dated November 3, 2014 (incorporated by reference to exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 18, 2014)

10.1

License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010. (incorporated by reference to exhibit number 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 24, 2010).

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 15, 2015	By:	/s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	/s/ Henry Fong
Henry Fong
Director

