Form 10-Q
period 2015-03-31
AlumiFuel Power Corp
filed 2015-05-15
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2015

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

Number of shares of common stock outstanding at May 5, 2015: 1,430,437,555

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)

Assets
Cash	$1,977	$972
Notes receivable, related parties (Note 5)	23,220	—

Total current assets	25,197	972

Deferred debt issuance costs (Note 4)	9,310	4,473

Total long-term assets	9,310	4,473

Total assets	$34,507	$5,445

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$500,677	$467,759
Accounts payable, other	519,204	518,349
Derivative liability, convertible notes payable (Note 3)	599,879	567,905
Notes payable, related party (Note 4)	14,461	21,461
Notes payable, other (Note 3)	372,953	392,953
Convertible notes payable, net of discount of $145,606 (2015) and $114,211 (2014) (Note 4)	522,150	548,301
Payroll liabilities (Note 7)	154,152	150,059
Accrued expenses (Note 7)	753,846	700,000
Dividends payable (Note 9)	118,365	110,395
Accrued interest payable:
Interest payable, convertible notes (Note 4)	137,873	129,386
Interest payable, related party notes (Note 3)	8,588	8,310
Interest payable, notes payable other (Note 4)	90,562	89,724

Total current liabilities	3,792,710	3,704,602

Series B preferred stock obligation, net (Note 9)	680,482	661,648

Shareholders’ deficit: (Notes 1 & 9)
Preferred stock, $.001 par value; unlimited shares authorized, no shares outstanding	—	—
Common stock, $.001 par value; unlimited shares authorized, 713,237,827 (2015) and 23,463,415 (2014) shares issued and outstanding, respectively	713,236	23,463
Additional paid-in capital	15,911,181	16,303,784
Accumulated deficit	(25,040,458)	(24,663,547)

Total shareholders' deficit of the Company	(8,416,041)	(8,336,300)

Non-controlling interest (Note 1)	3,977,356	3,975,495

Total shareholders' deficit	(4,438,685)	(4,360,805)

Total liabilities and shareholders' deficit	$34,507	$5,445

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Revenue	$-	$-
Total revenue	-	-

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 3)	83,510	84,407
Depreciation	-	84
Other (Note 6)	80,750	118,446

Total operating costs and expenses	(164,260)	(202,937)

Loss from operations	(164,260)	(202,937)

Other (expense)
Stock based compensation (Note 9)	(16,000)	-
Interest expense, amortization of convertible note discounts (Note 4)	(108,979)	(159,048)
Interest expense (Notes 3 & 4)	(54,833)	(258,109)
Fair value adjustment of derivative liabilities (Note 4)	(32,839)	(199,903)

	(212,651)	(617,060)

Loss before income taxes	(376,911)	(819,997)

Income tax provision (Note 8)	-	-

Net loss	$(376,911)	$(819,997)

Net loss attributable to non-controlling interest (Note 1)	16,349	16,231

Net loss attributable to Company	$(360,562)	$(803,766)

Basic and diluted loss per common share	$(0.00)	$(0.14)

Weighted average common shares outstanding (Notes 1 & 9)	240,911,996	5,738,464

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

Three months ended March 31, 2015

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit
Balance at December 31, 2014	23,463,415	$23,463	$16,303,784	$(24,663,547)	$3,975,495	$(4,360,805)

January through March 2015, issuance of common stock upon conversion of convertible debt (Notes 4 & 9)	685,772,412	685,773	(543,967)	-	-	141,806

Reclassification of derivative liabilities upon conversion of convertible debt (Note 4)	-	-	141,225	-	-	141,225

January through March 2015, issuance of common stock for services (Note 9)	4,000,000	4,000	12,000	-	-	16,000

Equity of AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	(1,861)	-	(14,488)	(16,349)

Net loss	-	-	-	(376,911)	16,349	(360,562)

Balance at March 31, 2015	713,235,827	$713,236	$15,911,181	$(25,040,458)	$3,977,356	$(4,438,685)

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(376,911)	$(819,997)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense (Note 9)	-	338,387
Stock based compensation (Note 9)	16,000	-
Amortization of debt issuance costs (Note 4)	3,663	5,515
Beneficial conversion feature (Note 9)	-	219,752
Accretion of Series B preferred stock (Note 9)	18,834	-
Recovery of bad debt expense (Note 5)	(28,100)	(13,500)
Depreciation and amortization (Note 1)	-	84
Change in fair value of derivative liability (Note 4)	31,974	(123,751)
Amortization of discount on debentures payable (Note 4)	108,979	158,111
Changes in operating assets and liabilities:
Accounts and other receivables	23,220	13,500
Prepaid expenses and other assets	-	-
Accounts payable and accrued expenses	67,296	62,250
Related party payables (Note 3)	32,918	42,192
Dividends payable (Note 9)	(7,970)	(7,970)
Interest payable	9,603	25,667
Net cash used in operating activities	(100,495)	(99,760)

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	101,000	180,000
Proceeds from notes payable, other (Note 4)	16,000	23,600
Payments on notes payable (Note 4)	(7,000)	(7,910)
Payments on notes payable, related (Note 3)	-	(12,317)
Payments to placement agents (Note 4)	(8,500)	(11,000)
Net cash provided by financing activities	101,500	172,373

Net change in cash and cash equivalents	1,005	72,613

Cash and cash equivalents:
Beginning of year	972	9,872

End of year	$1,977	$82,485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,015	$2,699

Noncash financing transactions:
Notes and interest payable converted to stock	$141,806	$229,718
Reclassification of derivative liabilities upon conversion of convertible debt	$141,225	$-

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month periods ended March 31, 2015 and 2014 include the financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation. The interim unaudited financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2014, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had no revenue during the three months ended March 31, 2015, and has an accumulated deficit of $25,040,458 from its inception through that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Interim financial data presented herein are unaudited.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2014 and March 31, 2015 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at March 31, 2015 as intercompany accounts. At March 31, 2015 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,977,356 is included in the Company’s condensed consolidated balance sheet at March 31, 2015. In addition, $16,349 of the net loss of AFPI of $39,056 for the three months ended March 31, 2015 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2015 were $-0-.

Stock-based Compensation

The Company has certain stock option plans approved by its stockholders, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans and issuances of options and warrants to consultants in accordance with ASC Topic 718 – Compensation – Stock Compensation. See Note 5. Capital Stock for further information on the Company's stock-based compensation.

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

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying stock options, warrants, and convertible promissory notes are not considered in the calculations for the periods ended March 31, 2015 and 2014, as the impact of the potential common shares, which totaled approximately 12,728,734,175 (March 31, 2015) and 6,249,922 (March 31, 2014), would be anti-dilutive. Therefore, diluted loss per share presented for nine month periods ended March 31, 2015 and 2014 is equal to basic loss per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, “Derivatives and Hedging".

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the nine months ended March 31, 2015, and no pronouncements were adopted.

Note 3: Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 for each of the three months ended March 31, 2015 and 2014. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $33,000 for each of the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company owed $432,142 and $377,892, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the three month periods ended March 31, 2015 and 2014, the Company recorded $1,010 and $1,907, respectively to a corporation owned by Messrs. Fong and Olson under this bonus program. At March 31, 2015 and 2014, respectively, there was $1,420 and $4,955 payable under the bonus plan.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three month periods ended March 31, 2015 and 2014, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the three month periods ended March 31, 2015 and 2014, these management fees totaled $19,500. As of March 31, 2015 and 2014, the Company owed $21,685 and $10,770, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2014 and $1,200 per month in 2014. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $13,500 the three months ended March 31, 2015 and $10,800 for the same period in 2014. A total of $1,500 and $10,000 in rent expense was accrued but unpaid at March 31, 2015 and 2014, respectively.

Accounts payable to related parties consisted of the following at March 31, 2015:

Management fees, rent and bonus payable to officers	$467,032

Accrued expenses payable to subsidiary officer	33,645

Total accounts payable, related party	$500,677

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the three months ended March 31, 2015 and 2014:

Notes Payable – Related Parties and Affiliates:

Principal balance 12/31/14	$21,461
Notes repaid quarter ended 3/31/15	(7,000)
Principal balance 3/31/15	$14,461

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both March 31, 2015 and 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total

Total notes and interest payable to related parties consisted of the following at March 31, 2015 and December 31 2014:

	March 31, 2015	December 31, 2014
Notes payable to officers; interest at 8% and due on demand	$1,511	$1,511

Notes payable to affiliates of Company officers; interest at 8% and due on demand	12,950	19,950

Notes payable, related party	14,461	21,461

Interest payable related party	8,588	8,310

Total principal and interest payable, related party	$23,049	$29,771

Note 4: Notes Payable

AlumiFuel Power Corporation

At March 31, 2015 and 2014, the Company owed $67,005 and $105,405, respectively, to an unaffiliated entity, the Gulfstream 1998 Irrevocable Trust at an interest rate of 8% and due on demand. During the three months ended March 31, 2015, the trust loaned the Company $16,000; and sold $26,000 in principal on these notes to unaffiliated third parties that became convertible debentures. Please see convertible notes below and Note 9 “Capital Stock” below for further information on these transactions. There was $13,126 and $20,091 in accrued interest payable on these notes at March 31, 2015 and December 31, 2014, respectively.

At both March 31, 2015 and 2014, the Company owed $32,732 to an unaffiliated third party with interest payable at 8% and due on demand. There was $8,845 and $6,227 in accrued interest payable on these notes at March 31, 2015 and 2014, respectively.

At March 31, 2015 and 2014, the Company owed an unaffiliated third party $43,086. These notes are due on demand and carry an interest rate of 8%. There was $10,613 and $8,199 in accrued interest payable at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and 2014, the Company owed an unaffiliated third party $13,000. There was $113,000 payable on these notes at December 31, 2014. These notes carry current interest rates of 8% per annum. As of March 31, 2015 and December 312014, there was $20,839 and $20,583 in accrued interest payable on these notes, respectively.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid to an unaffiliated third party leaving an interest balance due of $57. This amount remained unpaid as of both March 31, 2015 and December 31, 2014.

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued prior to 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AlumiFuel Power International, Inc.

At March 31, 2015 and December 31, 2014, the company owed $217,130 from unaffiliated third parties paid in Euros totaling 164,250. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. A majority of these notes are beyond their maturity date and are therefore in default. As of March 31, 2015 and December 31, 2014, there was a total of $35,378 and $29,329, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by third parties. Following those conversions, $647 in interest remained due and payable, which was outstanding at both March 31, 2015 and December 31, 2014.

Total

Notes and interest payable to others consisted of the following at March 31, 2015 and 2014:

	2015	2014
Notes payable, non-affiliates; interest at 8% and due on demand	$155,823	$175,823

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	217,130

Notes payable	372,953	392,953

Interest payable, non-affiliates	90,562	89,724

Total principal and interest payable, other	$463,515	$482,677

Certain of our demand promissory notes issued to unaffiliated third parties contain provisions for conversion to common stock at market price on the date of conversion.

AlumiFuel Power Corporation Convertible Promissory Notes

Convertible Notes and Debentures with Embedded Derivatives:

From time-to-time, the Company issues convertible promissory notes and debentures with conversion features that we have determined represent an embedded derivative as they are convertible into a variable number of shares upon conversion. Accordingly, these notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The Company believes that the aforementioned embedded derivatives meet the criteria of ASC 815 (formerly SFAS 133 and EITF 00-19), and should be accounted for separately as derivatives with a corresponding value recorded as a liability. Accordingly, the fair value of these derivative instruments are recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to the notes in the period in which they are issued. Such discount is capitalized and amortized over the life of the notes. The change in the fair value of the liability for derivative contracts is credited to other income (expense) in the consolidated statements of operations at the end of each quarter. The face amount of the corresponding notes are stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which is recorded using the residual proceeds to the conversion option attributed to the debt.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of March 31, 2015.

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

At March 31, 2015, the Company revalued the derivative liability balance of the remaining outstanding Debentures. For the Three months ended March 31, 2015, the Company has recorded an expense and increased the previously recorded liabilities by $9 resulting in a derivative liability balance of $5,003 at March 31, 2015.

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to an unaffiliated third party investor. These notes were due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor to convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share leaving a balance due at March 31, 2015 of $48,300.

2014 Asher Convertible Notes

In January 2014, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the aggregate amount of $22,500.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,240 at March 31, 2015.

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

During the year ended December 31, 2014, the note holders converted a total of $4,711 in face value of the 2014 CareBourn Notes to 2,021,000 shares of our common stock, or $0.002 per share. As a result of the conversion of these notes, the Company recorded a decrease to the derivative liability and as of December 31, 2014, the total face value of the 2014 CareBourn Notes outstanding was $250,289.

During the period ended March 31, 2015, the note holders converted a total of $35,048 in principal and $2,770 in interest of the 2014 CareBourn Notes to 174,403,015 shares of our common stock, or $0.0002 per share. As a result of the conversion of these notes, the Company recorded a decrease to the derivative liability and as of March 31, 2015, the total face value of the 2014 CareBourn Notes outstanding was $215,241.

At March 31, 2015, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes. For the three months ended March 31, 2015 there was no change in the fair value of the previously recorded liabilities resulting in a derivative liability balance of $242,363 at March 31, 2015.

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

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to March 31, 2015, the Company has recorded increased the derivative liabilities by $3,000 resulting in a derivative liability balance of $23,000 at March 31, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

WHC Capital Notes

During the nine months ended September 30, 2014, WHC purchased notes totaling $101,300 from one of our third party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2014 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

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

During the three months ended March 31, 2015, the note holders converted a total of $10,378 in face value on the WHC 2014 Notes to 44,315,300 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of March 31, 2015, the total face value of the WHC 2014 Notes outstanding was $78,358.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes. For the three months ended March 30, 2015, the Company has decreased the derivative liabilities by $11,623 resulting in a derivative liability balance of $87,761 at March 31, 2015.

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

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes. For the three months ended March 31, 2015, the Company has increased the previously recorded liabilities by $1,029 resulting in a derivative liability balance of $27,529 at March 31, 2015.

JSJ Notes

In February 2014 the Company issued a $25,000 12% unsecured convertible note with a private investor (the “JSJ Convertible Note”). This note was due on August 14, 2014 and is convertible into common stock at 50% of the lowest three closing bid prices for the twenty (20) days immediate preceding the date of conversion.

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

During the quarter ended March 31, 2015, the note holders converted a total of $6,623 in principal and $898 in interest of the JSJ Notes to 84,636,499 shares of our common stock, or $0.0009 per share. As a result of these transactions the total face value of the JSJ Notes outstanding was $0 with $1,204 in accrued interest payable.

LG Funding Notes 2014

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor. This note was due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In June 2014 we issued an additional $25,000 note to this same investor with the same terms and conditions (the “LG Convertible Notes”)

We received net proceeds from the LG Convertible Note of $61,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $2,567 of these costs had been expensed as debt issuance costs.

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

During the quarter ended March 31, 2015, the note holders converted a total of $20,340 in face value and $1,508 in accrued interest of the LG Funding Notes to 884,141 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of March 31, 2015, the total face value of the LG Funding Notes outstanding was $34,060.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes. Therefore, for the period from their issuance to March 31, 2015, the Company has decreased the previously recorded liabilities by $56,226 resulting in a derivative liability balance of $38,774 at March 31, 2015.

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

During the three months March 31, 2015, the note holder converted a total of $35,814 in face value and $1,503 in accrued interest of the Iconic Notes to 130,147,427 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,000 and as of March 31, 2015, the total face value of the Iconic Notes outstanding was $0.

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

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $18,900 at March 31, 2015.

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

During the three months ended March 31, 2015, the note holders converted a total of $13,361 in face value of the Beaufort Notes to 62,295,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of March 31, 2015, the total face value of the Beaufort Notes outstanding was $16,000.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $16,640 at March 31, 2015.

Pure Energy 714 2015 Notes

During the quarter ended March 31, 2015, an unaffiliated institutional investor purchased a note totaling $21,000 in principal and 3,360 in accrued interest from one of our third party note holders and issued a new note in the amount of $24,360 (the "Pure Energy 2015 Note"). The Pure Energy 2015 Note may be converted at any time at a discount to market of 60% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in July 2015.

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Note resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $974 for a derivative liability balance of $25,334 at issuance.

During the three months ended March 31, 2015, the note holders converted a total of $12,150 in face value of the Pure Energy 2015 Note to 113,407,736 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company decreased the derivative liability and as of March 31, 2015, the total face value of the Pure Energy 2015 Note outstanding was $12,210.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes. Therefore, for the period from their issuance to March 30, 2015, the Company decreased the previously recorded liabilities by $12,636 resulting in a derivative liability balance of $12,698 at March 31, 2015.

Black Forest Capital 2015 Notes

During the quarter ended March 31, 2015, an unaffiliated institutional investor purchased notes totaling $15,000 in principal from one of our third party note holders and issued a new note in the amount of $15,000. In addition, this investor loaned the Company an additional $5,000 through a convertible note. These two notes together comprise a principal balance of $20,000 (together the “Black Forest Capital 2015 Notes”). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 10% per annum and are due in March 2016.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the Black Forest Capital 2015 Notes resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $1,100 for a derivative liability balance of $21,100 at issuance.

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of March 31, 2015, $83 of these costs had been expensed as debt issuance costs.

During the three months ended March 31, 2015, the note holders converted a total of $1,413 in face value of the Black Forest Capital 2015 Notes to 28,260,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and as of March 31, 2015, the total face value of the Black Forest Capital 2015 Note outstanding was $18,587.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes. Therefore, for the period from their issuance to March 30, 2015, the Company has recorded an expense and decreased the previously recorded liabilities by $1,470 resulting in a derivative liability balance of $19,630 at March 31, 2015.

CareBourn Capital 2015 Notes

During the three month period ended March 30, 2015 we issued a total of $65,600 in two 12% unsecured convertible notes with a private investor (together the “CareBourn 2015 Notes”). The CareBourn 2015 Notes are due in December 2015 and have a conversion price of 50% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the CareBourn 2015 Notes resulted in an initial debt discount of $64,500 and an initial loss on the valuation of derivative liabilities of $4,354 for a derivative liability balance of $68,854 at issuance.

The Company received net proceeds from the CareBourn 2015 Notes of $58,500 after debt issuance costs of $6,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of March 31, 2015, $333 of these costs had been expensed as debt issuance costs.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes. There was no change for the period from its issuance to March 31, 2015, resulting in a derivative liability balance of $68,854 at March 31, 2015.

LG Capital 2015 Notes

During the three month period ended March 30, 2015 we issued a $31,500 8% unsecured convertible note with a private investor (the “LG 2015 Note”). The LG 2015 Note are due in February 2016 and have a conversion price of 50% of the lowest trading price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the LG 2015 Note resulted in an initial debt discount of $31,500 and an initial loss on the valuation of derivative liabilities of $3,780 for a derivative liability balance of $35,280 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of March 31, 2015, $250 of these costs had been expensed as debt issuance costs.

At March 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG 2015 Note. There was no change for the period from its issuance to March 31, 2015, resulting in a derivative liability balance of $35,280 at March 31, 2015.

Convertible notes payable, net of discounts; and interest payable consisted of the following at March 31, 2015:

March 31, 2015

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $250	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $215,241 face value net of discount of $11,111	204,130
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $78,358 face value net of discount of $15,656	62,702
Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $0	25,000
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $34,060 net of discount of $5,208	28,852
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $64,500 face value net of discount of $61,556	2,944
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $18,587 face value net of discount of $12,962	5,625
LG Capital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $26,250	5,250
Pure Energy 2015 Notes; non-affiliate; interest at 8%; due July 2015; $12,210 face value net of discount of $7,530	4,680
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $5,333	10,667
Total convertible notes, net of discount	522,150

Discount on convertible notes	145,606

Total convertible notes payable	667,756

Interest payable, convertible notes	137,873

Total convertible notes payable and accrued interest payable	$791,908

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Notes Receivable

At March 31, 2015 there was $56,753 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. This amount included $22,000 in new loans made during the quarter ended December 31, 2015 and $34,753 made in periods several years prior. As of March 31, 2014, FFFC owed the Company $138,853 and paid $13,500 against these notes. Given the uncertainty of payments on the older notes, if payments are received they are considered recovery of allowed for debt in the case of principal and recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense. During the three months ended March 31, 2015, FFFC was able to repay $28,100 in principal on these loans. Management of the Company evaluated the likelihood of payment on the older notes and has determined that an allowance of the entire balance due is appropriate. The Company has allowed for all interest due on these notes and did not record any interest receivable during the three month period ended March 31, 2015.

As of March 31, 2015, the Company had $8,000 due from an affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 in accrued interest remained receivable and has been allowed for given management’s assessment that recovery of these amounts is unlikely.

Note 6: Other Expense

Other expense for the three and nine month periods ended March 31, 2015 and 2014 consisted of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
General and administrative	$31,249	$31,504
Salaries and employee benefits	53,846	53,846
Legal and accounting	3,655	17,050
Bad debt expense	-	-
Recovery of allowed for debt	(28,100)	(13,500)
Professional services	20,100	29,546
	$80,750	$118,446

Note 7: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2014 of $150,059. During the three months ended March 31, 2015 an additional expense of $4,057 was recorded for a total accrued balance of $154,152 as of that date. This amount is included on the balance sheets at March 31, 2015 as “payroll liabilities”.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 9: Capital Stock

Common Stock

During the three month period ended March 31, 2015, we issued a total of 685,772,412 shares of our common stock on the conversion of $141,806 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company reclassed $141,225 of derivative liabilities for to additional paid-in capital upon conversion of the related convertible debt.

During the three month period ended March 31, 2015, we issued 4,000,000 shares of our common stock in stock for services valued at $16,000 based on the $0.004 market price for our common stock on the date of grant.

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

There were 404,055 shares of our Series B Preferred Stock outstanding at March 31, 2015 and 2014. There were $118,365 and $86,042 in dividends payable on our Series B Preferred stock at March 31, 2013 respectively, including $7,970 in dividends accrued in each of the three month periods then ended.

The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. Accordingly, $18,835 in accretion was recorded as interest expense for the three month period ended March 31, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2014 and March 31, 2015 is as follows:

	Warrants	Weighted- average exercise price	Weighted- average grant date fair value
Outstanding and exercisable at December 31, 2014	4,520	$107.00	$17.50

Outstanding and exercisable at March 31, 2015	4,520	$107.00	$17.50

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2015:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$2.50	160	$2.50	1.2 years

$75.00 - $200.00	4,200	96.43	1.8 years

$500.00	160	500.00	1.7 years

	4,520	$107.00	1.7 years

Note 10: Subsequent Events

During the period from April 1, 2015 to May 5, 2015, the Company issued 717,201,728 shares of common stock upon the conversion of $34,285 in principal and interest on convertible promissory notes issued by the Company.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised a substantial doubt about our ability to continue as a going concern in their audit reports for the years ended December 31, 2014 and 2013.

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

PATENT APPROVAL. NovoFuel was notified by the U.S. Patent and Trademark office (USPTO) that the provisional patent on its hydrogen generation technology has been allowed, and U.S. Patent No. 8,974,765 was issued on March 10, 2015. The omnibus provisional patent application, "METHODS AND APPARATUS FOR CONTROLLED PRODUCTION OF HYDROGEN USING ALUMINUM-BASED WATER-SPLIT REACTIONS", was filed in 2009, and went through a comprehensive review by the USPTO. The approved patent embodies 48 specific claims which are applications-oriented, focusing on the practical aspects of controlling the aluminum powder-water reaction in NovoFuel's cartridge-based hydrogen generation system used in such applications as feeding fuel cells for backup power and filling weather balloons.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2014 and 2013, we anticipate we will require over the next twelve months approximately $800,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2014, during 2015 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial and continual dilution to our stockholders.

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

(b) Results of Operations

Three Month Period ended March 31, 2015 vs March 31, 2014

For both the three month periods ended March 31, 2015 and 2014, our total revenue was $0. The loss from operations for the three month period ended March 31, 2015 was $164,260 versus $202,937 in the three month period ended March 31, 2014. This decrease in 2015 was primarily the result of a decrease in “other” expense as described more fully below. The losses included $83,510 and $84,407 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $80,750 and $118,446 for “Other” operating expenses in the three month periods ended March 31, 2015 and 2014, respectively, was comprised of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
General and administrative	$31,249	$31,504
Salaries and employee benefits	53,846	53,846
Legal and accounting	3,655	17,050
Bad debt expense	-	-
Recovery of allowed for debt	(28,100)	(13,500)
Professional services	20,100	29,546
	$80,750	$118,446

The “other” operating expense during the three months ended March 31, 2015 included virtually no change in general and administrative and salaries and employee benefits expenses. The Company recovered $14,600 in increased bad debt expense from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2015 which also contributed to the lower expense. Legal and accounting expense was significantly lower in 2015 versus 2014 resulting primarily from lower legal costs. Professional services was also slightly lower due in part to approximately $16,000 in services paid for with shares of the Company’s common stock and included in “stock based compensation” in “other expense” below.

The company recorded $212,651 in “other expense” during the three months ended March 31, 2015 as compared to $617,060 in “other expense” for the three months ended March 31, 2014. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company’s convertible notes primarily from significantly lower interest expense and fair value adjustment of the derivative liabilities.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had approximately $1,055,000 of debt outstanding as of March 31, 2015 including convertible debentures and notes with a face value totaling $667,756, which has been borrowed at fixed rates ranging from 8% to 12%. All of this fixed rate debt is due on demand or is due within one year of issuance.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2015 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended March 31, 2015, we issued a total of 685,772,412 shares of our common stock on the conversion of $141,806 in principal and interest on our various convertible promissory notes, or $0.0002 per share.

During the three month period ended March 31, 2015, we issued 4,000,000 shares of our common stock in stock for services valued at $16,000 based on the $0.004 market price for our common stock on the date of issuance.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	XBRL Interactive Data File. Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION (Registrant)

Date: May 15, 2015	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

