Form 10-Q
period 2015-06-30
AlumiFuel Power Corp
filed 2015-08-19
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to_______

Commission File No. 333-57946

ALUMIFUEL POWER CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Wyoming	88-0448626
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding at August 14, 2015: 2,004,306,651

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Cash	$1,222	$972

Total current assets	1,222	972

Deferred debt issuance costs (Note 4)	5,872	4,473

Total long-term assets	5,872	4,473

Total assets	$7,094	$5,445

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$543,336	$467,759
Accounts payable	514,692	518,349
Derivative liability, convertible notes payable (Note 3)	542,180	567,905
Notes payable, related party (Note 4)	14,561	21,461
Notes payable, other (Note 3)	408,953	392,953
Convertible notes payable, net of discount of
$71,789 (2015) and $114,211 (2014) (Note 4)	543,777	548,301
Payroll liabilities (Note 6)	158,281	150,059
Accrued expenses (Note 6)	800,000	700,000
Dividends payable (Note 8)	126,424	110,395
Accrued interest payable:
Interest payable, convertible notes (Note 4)	148,302	129,386
Interest payable, related party notes (Note 3)	8,877	8,310
Interest payable, notes payable other (Note 4)	99,217	89,724

Total current liabilities	3,908,600	3,704,602

Series B preferred stock obligation, net (Note 8)	699,316	661,648

Commitments and contingencies (Note 6)

Shareholders’ deficit: (Notes 1 & 8)
Preferred stock, $.001 par value; unlimited shares authorized	-	-
Common stock, $.001 par value; unlimited
shares authorized, 1,854,600,355 (2015)
and 23,463,415 (2014) shares
issued and outstanding, respectively	1,854,600	23,463
Additional paid-in capital	14,887,958	16,303,784
Accumulated deficit	(25,318,465)	(24,663,547)

Total shareholders' deficit of the Company	(8,575,907)	(8,336,300)

Non-controlling interest (Note 1)	3,975,085	3,975,495

Total shareholders' deficit	(4,600,822)	(4,360,805)

Total liabilities and shareholders' deficit	$7,094	$5,445

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 3)	82,500	83,100	166,010	167,507
Depreciation	-	84	-	168
General and administrative	66,133	108,501	162,883	226,947

Total operating costs and expenses	(148,633)	(191,685)	(328,893)	(394,622)

Loss from operations	(148,633)	(191,685)	(328,893)	(394,622)

Other income (expense)
Interest expense, amortization
of convertible note discounts (Note 4)	(73,817)	(244,023)	(182,796)	(403,071)
Interest expense (Notes 3 & 4)	(52,879)	(41,716)	(107,712)	(299,825)
Fair value adjustment of derivative liabilities (Note 4)	(2,678)	82,972	(35,517)	(116,931)

	(129,374)	(202,767)	(326,025)	(819,827)

Loss before income taxes	(278,007)	(394,452)	(654,918)	(1,214,449)

Income tax provision (Note 8)	-	-	-	-

Net loss	$(278,007)	$(394,452)	$(654,918)	$(1,214,449)

Net loss attributable to non-controlling interest (Note 1)	16,084	16,510	32,433	32,741

Net loss attributable to Company	$(261,923)	$(377,942)	$(622,485)	$(1,181,708)

Basic and diluted loss per common share	$(0.00)	$(0.04)	$(0.00)	$(0.17)

Weighted average common shares
outstanding (Notes 1 & 8)	1,524,492,688	8,804,168	652,457,103	6,801,879

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Deficit Six months ended June 30, 2015

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2014	23,463,415	$23,463	$16,303,784	$(24,663,547)	$3,975,495	$(4,360,805)

January through June 2015, issuance of common stock upon conversion of convertible debt (Notes 4 & 8)	1,827,136,940	1,827,137	(1,629,838)	-	-	197,299

Reclassification of derivative liabilities upon conversion of convertible debt (Note 4)	-	-	201,602	-	-	201,602

January through June 2015, issuance of common stock for services (Note 8)	4,000,000	4,000	12,000	-	-	16,000

Equity of AlumiFuel Power International, Inc. subsidiary, net of non-controlling interest (Note 1)	-	-	410	-	(32,843)	(32,433)

Net loss	-	-	-	(654,918)	32,433	(622,485)

Balance at June 30, 2015	1,854,600,355	$1,854,600	$14,887,958	$(25,318,465)	$3,975,085	$(4,600,822)

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(654,918)	$(1,214,449)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-cash interest expense	-	291,388
Stock based compensation (Note 8)	16,000	-
Amortization of debt issuance costs (Note 4)	7,101	6,411
Beneficial conversion feature	-	229,806
Accretion of Series B preferred stock (Note 8)	37,668	-
Recovery of bad debt expense (Note 5)	-	(38,500)
Depreciation and amortization (Note 1)	-	168
Change in fair value of derivative liability (Note 4)	35,517	(61,268)
Amortization of discount on debentures payable (Note 4)	182,796	257,616
Changes in operating assets and liabilities:
Accounts and other receivables	-	38,500
Accounts payable and accrued expenses	96,065	114,875
Related party payables (Note 3)	75,577	10,016
Dividends payable (Note 8)	16,029	(16,030)
Interest payable	50,815	107,005
Net cash used in operating activities	(137,350)	(274,462)

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	101,000	290,000
Proceeds from notes payable, other (Note 4)	52,000	48,400
Prodeeds from notes payable, related (Note 3)	100	-
Payments on notes payable (Note 4)	-	(7,910)
Payments on notes payable, related (Note 3)	(7,000)	(27,907)
Payments to placement agents (Note 4)	(8,500)	(11,000)
Net cash provided by financing activities	137,600	291,583

Net change in cash and cash equivalents	250	17,121

Cash and cash equivalents:
Beginning of year	972	9,872

End of period	$1,222	$26,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$5,015	$5,949

Noncash financing transactions:
Notes and interest payable converted to stock	$197,299	$398,526
Reclassification of derivative liabilities upon conversion
of convertible debt	$201,602	$-

See accompanying notes to condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three and six month periods ended June 30, 2015 and 2014 include the condensed consolidated financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Effective September 5, 2014, the Company changed its state of Domicile from Nevada to Wyoming. On September 18, 2014, the Company received notice that the Wyoming Secretary of State had accepted an amendment to its articles of incorporation through which the number of shares of authorized common and preferred stock of the Company went from 3,500,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock, to unlimited shares of $0.001 par value common stock and unlimited shares of $0.001 par value preferred stock.

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

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2014, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had no revenue during the six months ended June 30, 2015, and has an accumulated deficit of $25,318,465 from its inception through that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Interim financial data presented herein are unaudited.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2014 and June 30, 2015 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at June 30, 2015 as intercompany accounts. At June 30, 2015 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,975,085 is included in the Company’s condensed consolidated balance sheet at June 30, 2015. In addition, $32,433 of the net loss of AFPI of $77,479 for the six months ended June 30, 2015 has been attributed to the non-controlling interest of those stockholders.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at June 30, 2015 were $-0-.

Stock-based Compensation

The Company has certain stock option plans approved by its stockholders, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans and issuances of options and warrants to consultants in accordance with ASC Topic 718 - Compensation - Stock Compensation. See Note 8. Capital Stock for further information on the Company's stock-based compensation.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying stock options, warrants, and convertible promissory notes are not considered in the calculations for the periods ended June 30, 2015 and 2014, as the impact of the potential common shares, which totaled approximately 11,786,355,285 (June 30, 2015) and 14,485,537 (June 30, 2014), would be anti-dilutive. Therefore, diluted loss per share presented for the six month periods ended June 30, 2015 and 2014 is equal to basic loss per share.

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with ASC Topic 815, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock". This issue addresses the initial balance sheet classification and measurement of contracts thatare indexed to, and potentially settled in, the Company's stock.Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequentlyaccounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified asequity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remainclassified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included inearnings. The classification of a contract is reassessed at each balance sheet date.

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2015, and no pronouncements were adopted.

Note 3: Related Party

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 for each of the six months ended June 30, 2015 and 2014. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $66,000 for each of the six months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, the Company owed $473,942 and $340,392, respectively to its officers for management services.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the six month periods ended June 30, 2015 and 2014, the Company recorded $1,010 and $2,507, respectively to a corporation owned in part by the Company’s Secretary under this bonus program. At June 30, 2015 and 2014, respectively, there was $1,420 and $5,555 payable under the bonus plan.

In the six month periods ended June 30, 2015 and 2014, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the six month periods ended June 30, 2015 and 2014, these management fees totaled $39,000. As of June 30, 2015 and 2014, the Company owed $18,370 and $12,985, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $9,000 for the six months ended June 30, 2015 and 2014. A total of $0 and $9,000 in rent expense was accrued but unpaid at June 30, 2015 and 2014, respectively.

Accounts payable to related parties consisted of the following at June 30, 2015:

Management fees, rent and bonus payable to officers and their affiliates	$508,532

Accrued expenses payable to subsidiary officer	34,804

Total accounts payable, related party	$543,336

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the six months ended June 30, 2015 and 2014:

Notes Payable - Related Parties and Affiliates:

Principal balance December 31, 2014	$21,461
Notes issued during the six months ended June 30, 2015	100
Notes repaid during the six months ended June 30, 2015	(7,000)
Principal balance June 30, 2015	$14,561

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both June 30, 2015 and 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total notes and interest payable to related parties consisted of the following at June 30, 2015 and December 31 2014:

	June 30, 2015	December 31, 2014
Notes payable to officers; interest at 8% and due on demand	$1,511	$1,511

Notes payable to affiliates of Company officers; interest at 8% and due on demand	13,050	19,950

Notes payable, related party	14,561	21,461

Interest payable related party	8,877	8,310

Total principal and interest payable, related party	$23,438	$29,771

Note 4: Notes Payable

AlumiFuel Power Corporation

At June 30, 2015 and 2014, the Company owed $103,005 and $123,405, respectively, to the Gulfstream 1998 Irrevocable Trust, at an interest rate of 8% and due on demand. During the six months ended June 30, 2015, the trust loaned the Company $52,000; and sold $36,000 in principal on these notes to third parties that became convertible debentures. Please see convertible notes below and Note 9 “Capital Stock” below for further information on these transactions. There was $14,593 and $20,091 in accrued interest payable on these notes at June 30, 2015 and December 31, 2014, respectively.

At both June 30, 2015 and 2014, the Company owed $32,732 with interest payable at 8% and due on demand. There was $9,498 and $6,227 in accrued interest payable on these notes at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and 2014, the Company owed $43,086 on a note payable. These notes are due on demand and carry an interest rate of 8%. There was $11,472 and $8,199 in accrued interest payable at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and 2014, the Company owed $13,000 on a note payable. There was $13,000 payable on these notes at December 31, 2014. These notes carry current interest rates of 8% per annum. As of June 30, 2015 and December 31, 2014, there was $21,099 and $20,583 in accrued interest payable on these notes, respectively.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid leaving an interest balance due of $57. This amount remained unpaid as of both June 30, 2015 and December 31, 2014.

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued prior to 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AlumiFuel Power International, Inc.

At June 30, 2015 and December 31, 2014, the company owed $217,130 that was paid in Euros totaling $164,250. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. A majority of these notes are beyond their maturity date and are therefore in default. As of June 30, 2015 and December 31, 2014, there was a total of $40,801 and $29,329, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity. Following those conversions, $647 in interest remained due and payable, which was outstanding at both June 30, 2015 and December 31, 2014.

Notes and interest payable to others consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Notes payable, non-affiliates; interest at 8% and due on demand	$191,823	$175,823

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	217,130

Notes payable	408,953	392,953

Interest payable, non-affiliates	99,217	89,724

Total principal and interest payable, other	$508,170	$482,677

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of June 30, 2015.

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

At June 30, 2015, the Company revalued the derivative liability balance of the remaining outstanding Debentures resulting in a derivative liability balance of $5,053 at June 30, 2015.

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to J&J Potatoes. These notes were due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor to convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share leaving a balance due at June 30, 2015 of $48,300.

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

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,508 at June 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2015, the note holders converted a total of $57,426 in principal and $3,712 in interest of the 2014 CareBourn Notes to 640,784,415 shares of our common stock, or $0.00008 per share. As a result of the conversion of these notes, the Company recorded a decrease to the derivative liability and as of June 30, 2015, the total face value of the 2014 CareBourn Notes outstanding was $192,863.

At June 30, 2015, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes resulting in a derivative liability balance of $217,114 at June 30, 2015.

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

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note resulting in a derivative liability balance of $23,410 at June 30, 2015.

Wexford Convertible Note

In May 2013, we issued a $75,000 convertible note that remains outstanding to the former landlord of API as part of a settlement agreement with respect to a Judgment by Confession entered against API. This note was due in May 2014 and carries an interest rate of 8% per annum. This note may be converted at any time beginning on November 30, 2013 into shares of our common stock at the average of the lowest three (3) Trading Prices for the common stock during the ten trading days prior to the Conversion Date. As this note is convertible at market, there is no imbedded derivative and therefore no corresponding derivative liability.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2015, the note holders converted a total of $15,614 in face value on the WHC 2014 Notes to 149,045,228 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of June 30, 2015, the total face value of the WHC 2014 Notes outstanding was $73,112.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes resulting in a derivative liability balance of $81,897 at June 30, 2015.

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

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes resulting in a derivative liability balance of $28,027 at June 30, 2015.

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

During the six months ended June 30, 2015, the note holders converted a total of $6,623 in principal and $2,102 in interest of the JSJ Notes to 108,708,299 shares of our common stock, or $0.0008 per share. As a result of these transactions the amounts payable on the JSJ Notes outstanding was $0 at June 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2015, the note holders converted a total of $33,135 in face value and $2,666 in accrued interest of the LG Funding Notes to 327,367,979 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of June 30, 2015, the total face value of the LG Funding Notes outstanding was $21,265.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes resulting in a derivative liability balance of $22,966 at June 30, 2015.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2014, the note holder converted a total of $1,350 in face value of the Iconic Notes to 1,928,571 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,418 and as of December 31, 2014, the total face value of the Iconic Notes outstanding was $35,814.

During the six months June 30, 2015, the note holder converted a total of $35,814 in face value and $1,503 in accrued interest of the Iconic Notes to 130,147,427 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,000 and as of June 30, 2015, the total face value of the Iconic Notes outstanding was $0.

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

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $18,900 at June 30, 2015.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, the note holders converted a total of $1,739 in face value of the LG Funding Notes to 2,728,000 shares of our common stock, or $0.0006 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,656 and as of December 31, 2014, the total face value of the Beaufort Notes outstanding was $29,361.

During the six months ended June 30, 2015, the note holders converted a total of $13,361 in face value of the Beaufort Notes to 62,295,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of June 30, 2015, the total face value of the Beaufort Notes outstanding was $16,000.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $16,640 at June 30, 2015.

Pure Energy 714 2015 Notes

During the quarter ended June 30, 2015, Pure Energy 714 purchased a note totaling $21,000 in principal and $3,360 in accrued interest from one of our third party note holders and issued a new note in the amount of $24,360 (the "Pure Energy 2015 Note"). The Pure Energy 2015 Note may be converted at any time at a discount to market of 60% of the lowest closing price per share of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in July 2015.

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Note resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $974 for a derivative liability balance of $25,334 at issuance.

During the six months ended June 30, 2015, the note holders converted a total of $18,450 in face value of the Pure Energy 2015 Note to 270,907,736 shares of our common stock, or $0.00007 per share. As a result of these transactions, the Company decreased the derivative liability and as of June 30, 2015, the total face value of the Pure Energy 2015 Note outstanding was $5,910.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes resulting in a derivative liability balance of $6,146 at June 30, 2015.

Black Forest Capital 2015 Notes

During the quarter ended March 31, 2015, an institutional investor purchased notes totaling $15,000 in principal from one of our third party note holders and issued a new note in the amount of $15,000. In addition, this investor loaned the Company an additional $5,000 through a convertible note. These two notes together comprise a principal balance of $20,000 (together the “Black Forest Capital 2015 Notes”). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 10% per annum and are due in March 2016.

The beneficial conversion feature (an embedded derivative) included in the Black Forest Capital 2015 Notes resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $1,100 for a derivative liability balance of $21,100 at issuance.

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of June 30, 2015, $333 of these costs had been expensed as debt issuance costs.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2015, the note holders converted a total of $6,894 in face value of the Black Forest Capital 2015 Notes to 137,880,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and as of June 30, 2015, the total face value of the Black Forest Capital 2015 Note outstanding was $13,106.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes resulting in a derivative liability balance of $13,930 at June 30, 2015.

CareBourn Capital 2015 Notes

During the quarter ended March 30, 2015 we issued a total of $64,500 in two 12% unsecured convertible notes with a private investor (together the “CareBourn 2015 Notes”). The CareBourn 2015 Notes are due in December 2015 and have a conversion price of 50% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the CareBourn 2015 Notes resulted in an initial debt discount of $64,500 and an initial loss on the valuation of derivative liabilities of $4,354 for a derivative liability balance of $68,854 at issuance.

The Company received net proceeds from the CareBourn 2015 Notes of $58,500 after debt issuance costs of $6,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of June 30, 2015, $1,667 of these costs had been expensed as debt issuance costs.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes resulting in a derivative liability balance of $70,305 at June 30, 2015.

LG Capital 2015 Notes

During the quarter ended March 31, 2015 we issued a $31,500 8% unsecured convertible note with a private investor (the “LG 2015 Note”). The LG 2015 Note are due in February 2016 and have a conversion price of 50% of the lowest trading price per share of the Company’s common stock for the twenty (20) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the LG 2015 Note resulted in an initial debt discount of $31,500 and an initial loss on the valuation of derivative liabilities of $3,780 for a derivative liability balance of $35,280 at issuance.

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of June 30, 2015, $625 of these costs had been expensed as debt issuance costs.

At June 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG 2015 Note resulting in a derivative liability balance of $35,280 at June 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable, net of discounts; and interest payable consisted of the following at June 30, 2015:

June 30, 2015

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $0	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $192,863 face value net of discount of $2,778	190,085
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $73,122 face value net of discount of $3,386	69,736
Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $0	25,000
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $21,265 net of discount of $0	21,265
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $64,500 face value net of discount of $40,056	24,444
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $13,106 face value net of discount of $6,504	6,602
LG Capital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $18,375	13,125
Pure Energy 2015 Notes; non-affiliate; interest at 8%; due July 2015; $5,910 face value net of discount of $690	5,220
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $0	16,000
Total convertible notes, net of discount	543,777

Discount on convertible notes	71,789

Total convertible notes payable	615,566

Interest payable, convertible notes	148,302

Total convertible notes payable and accrued interest payable	$763,868

Note 5: Notes Receivable

At June 30, 2015 there was $10,023 in loans due the Company from FastFunds Financial Corporation (“FFFC”), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. This amount included $22,000 in new loans made during the quarter ended March 31, 2015 and $34,753 made in periods several years prior. As of December 31, 2014, FFFC owed the Company $62,853. Given the uncertainty of payments on the older notes, if payments are received they are considered recovery of the reserved balances and is recorded in "other income (expense)" in our statements of operations while interest income is offset against interest expense. During the six months ended June 30, 2015, FFFC was able to repay $52,830 in principal on these loans. Management of the Company evaluated the likelihood of payment on the older notes and has determined that an allowance of the entire balance due is appropriate. The Company has reserved for all interest due on these notes and did not record any interest receivable during the six month period ended June 30, 2015.

As of June 30, 2015, the Company had $8,000 due from China Nuvo Solar, a former affiliate of a Company officer. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $1,222 in accrued interest remained receivable and has been allowed for given management’s assessment that recovery of these amounts is unlikely.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2014 of $150,059. During the six months ended June 30, 2015 an additional expense of $8,222 was recorded for a total accrued balance of $158,281 as of that date. This amount is included on the balance sheets at June 30, 2015 as “payroll liabilities”.

We accrue a salary of $200,000 per year for the president and chief executive officer of our subsidiaries API and Novofuel, David Cade. This expense totaled $100,000 for the six month period ended June 30, 2015. There was $800,000 and $700,000 payable to Mr. Cade as of June 30, 2015 and December 31, 2014, respectively.

Note 7: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 8: Capital Stock

Common Stock

During the six month period ended June 30, 2015, we issued a total of 1,827,137 shares of our common stock on the conversion of $197,299 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company re-classified $201,602 of derivative liabilities to additional paid-in capital upon conversion of the related convertible debt.

During the six month period ended June 30, 2015, we issued 4,000,000 shares of our common stock for services valued at $16,000 based on the $0.004 market price for our common stock on the date of grant.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were 404,055 shares of our Series B Preferred Stock outstanding at June 30, 2015 and December 31, 2014. There were $126,424 and $110,395 in dividends payable on our Series B Preferred stock at June 30, 2015 and December 31, 2014, respectively, including $16,029 in dividends accrued in the six month period ended June 30, 2015.

The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. Accordingly, $37,668 in accretion was recorded as interest expense for the six month period ended June 30, 2015.

Warrants

A summary of the activity of the Company’s outstanding warrants at December 31, 2014 and June 30, 2015 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2014	4,520	$107	$17.50

Expired	(600)		80.00

Outstanding and exercisable at June 30, 2015	3,920	$105	$7.58

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of June 30, 2015:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$2.50	160	$2.50	0.9 years

$75.00- $200.00	3,600	92.00	1.7 years

$500.00	160	500.00	1.4 years

	3,920	$105.00	1.5 years

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Subsequent Events

During the period from July 1, 2015 to August 14, 2015, the Company issued 149,706.296 shares of common stock upon the conversion of $6,553 in principal on convertible promissory notes issued by the Company.

Also during the period from July 1, 2015 to August 14, 2015 the Company issued convertible notes payable for $49,500.

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

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, there is substantial doubt about our ability to continue as a going concern.

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

During 2013, we transferred all of the assets related to our hydrogen generation business to a new wholly owned subsidiary, Novofuel, Inc. ("Novofuel") in exchange for 12,000,000 shares of Novofuel common stock. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. While the NovoFuel and Genport continue to work together, to date no private financing has been received and no combination or integration of NovoFuel and Genport has taken place. There is no assurance this will take place and the Company is moving forward with its plans assuming it will not occur.

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

At the present time, cannabis growing for medicinal purposes is legalized in 23 U.S. states, and there is pending legislation to follow suit in approximately 10 other states. Cannabis growing is legalized throughout Canada. This has become a major growth industry, with billions of dollars expected to be expended over the next several years. This rapid growth and energy intensive profile have triggered a serious problem regarding the use of local grid power to assure successful cultivation - involving special lights, heat, air conditioning, dehumidifiers, driers and other ancillary equipment for indoor locations. Even a typical one room indoor facility can use up to 10kW of power daily, which can be a tremendous burden on the local power utilities.

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

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2014 and 2013, we anticipate we will require over the next twelve months approximately $500,000 of additional capital to fund the Company’s operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited condensed consolidated financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2014, during 2015 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial and continual dilution to our stockholders.

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

During the remainder of our fiscal year and for the foreseeable future, we will be concentrating on raising the necessary working capital through debt instruments and equity financing to insure the operation of our business. To the extent that additional capital is raised through the sale of equity or equity related securities such as convertible notes, which is expected to be our primary source of capital, the issuance of such securities has resulted, and will continue to result, in significant sustained dilution to our current shareholders.

RESULTS OF OPERATIONS

Six Month Period ended June 30, 2015 vs June 30, 2014

For both of the six month periods ended June 30, 2015 and 2014, our total revenue was $0. The loss from operations for the six month period ended June 30, 2015 was $312,893 versus $394,622 in the six month period ended June 30, 2014. This decrease in 2015 was primarily the result of a decrease in “general and administrative” expense as described more fully below. The losses included $166,010 and $167,507 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $162,883 and $226,947 for “general and administrative” operating expenses in the six month periods ended June 30, 2015 and 2014, respectively, was comprised of the following:

	Six months ended June 30, 2015	Six months ended June 30, 2014
General and administrative	$62,858	$59,121
Salaries and employee benefits	100,000	100,000
Legal and accounting	16,755	34,015
Bad debt expense	-	-
Recovery of allowed for debt	(52,830)	(38,500)
Stock based compensation	16,000	-
Professional services	20,100	72,311
	$162,883	$226,947

General and administrative expense during the six months ended June 30, 2015 decreased approximately $64,000 from the same period in 2014. The Company recovered $52,830 in bad debt expense from payments received on notes and interest receivable from affiliate FastFunds Financial Corporation in 2015 which contributed to the lower expense. Legal and accounting expense was significantly lower in 2015 versus 2014 resulting primarily from lower legal costs as was professional services, which decreased by approximately $52,000. Stock based compensation increased by $16,000 for professional services paid with shares of common stock.

The company recorded $326,025 in “other expense” during the six months ended June 30, 2015 as compared to $819,827 in “other expense” for the six months ended June 30, 2014. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company’s convertible notes primarily from significantly lower interest expense and fair value adjustment of the derivative liabilities, as well as significantly fewer notes being issued in the 2015 period versus the 2014 period.

Three Month Period ended June 30, 2015 vs June 30, 2014

For both the three month periods ended June 30, 2015 and 2014, our total revenue was $0. The loss from operations for the three month period ended June 30, 2015 was $148,633 versus $191,685 in the three month period ended June 30, 2014. This decrease in 2015 was primarily the result of a decrease in “general and administrative” expense as described more fully below. The losses included $82,500 and $83,100 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $66,133 and $108,501 for “general and administrative” operating expenses in the three month periods ended June 30, 2015 and 2014, respectively, was comprised of the following:

	Three months ended June 30, 2015	Three months ended June 30, 2014
General and administrative	$31,608	$27,616
Salaries and employee benefits	46,155	46,155
Legal and accounting	13,100	16,965
Bad debt expense	-	-
Recovery of allowed for debt	(27,730)	(25,000)
Professional services	-	42,765
	$66,133	$108,501

The “general and administrative” operating expense during the three months ended June 30, 2015 decreased by approximately $42,000. The Company recovered $27,730 in bad debt expense from payments received on related party notes receivable from affiliate FastFunds Financial Corporation in 2015 which contributed to the lower expense. Legal and accounting expense was slightly lower in 2015 versus 2014. Professional services were also significantly lower due in the 2015 period with no expense versus $42,765 in 2015. This trend in professional services is not necessarily indicative of future results.

The company recorded $129,374 in “other expense” during the three months ended June 30, 2015 as compared to $202,767 in “other expense” for the three months ended June 30, 2014. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company’s convertible notes primarily from significantly decreased amortization of convertible discounts from a number of new notes in the 2014 period versus the 2015 period that was offset by a significantly decrease in the fair value of the derivative liabilities in the 2014 period.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of June 30, 2015 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting . Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting . Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended June 30, 2015, we issued a total of 1,141,364,528 shares of our common stock on the conversion of $55,493 in principal and interest on our various convertible promissory notes, or $0.00005 per share.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION (Registrant)

Date: August 19, 2015	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

