Form 10-Q
period 2015-09-30
AlumiFuel Power Corp
filed 2015-11-16
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: SEPTEMBER 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Number of shares of common stock outstanding at November 10, 2015: 2,228,481,617

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Unaudited)

Assets

Cash	$716	$972

Total current assets	716	972

Deferred debt issuance costs (Note 4)	6,414	4,473

Total long-term assets	6,414	4,473

Total assets	$7,130	$5,445

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts and notes payable:
Bank ovedraft	$2,068	-
Accounts payable, related party (Note 3)	596,495	$467,759
Accounts payable	512,725	518,349
Derivative liability, convertible notes payable (Note 3)	671,193	567,905
Notes payable, related parties (Note 4)	14,561	21,461
Notes payable, other (Note 3)	402,948	392,953
Convertible notes payable, net of discount of $72,772 (2015) and $114,211 (2014) (Note 4)	587,817	548,301
Payroll liabilities (Note 5)	162,446	150,059
Accrued expenses (Note 5)	800,000	700,000
Dividends payable (Note 7)	134,572	110,395
Accrued interest payable:
Interest payable, convertible notes (Note 4)	162,888	129,386
Interest payable, related party notes (Note 3)	9,172	8,310
Interest payable, notes payable other (Note 4)	96,650	89,724

Total current liabilities	4,153,535	3,704,602

Series B preferred stock obligation, net (Note 7)	718,151	661,648

Commitments and contingencies (Note 5)

Shareholders' deficit: (Notes 1 & 7)
Preferred stock, $.001 par value; unlimited shares authorized	-	-
Common stock, $.001 par value; unlimited shares authorized, 2,228,481,617 (2015) and 23,463,415 (2014) shares issued and outstanding, respectively	2,228,481	23,463
Additional paid-in capital	14,549,102	16,303,784
Accumulated deficit	(25,569,093)	(24,663,547)

Total shareholders' deficit of the Company	(8,791,510)	(8,336,300)

Non-controlling interest (Note 1)	3,926,954	3,975,495

Total shareholders' deficit	(4,864,556)	(4,360,805)

Total liabilities and shareholders' deficit	$7,130	$5,445

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 3)	82,995	82,750	249,005	250,257
Depreciation	-	28	-	196
General and administrative	15,450	42,672	178,333	269,619

Total operating costs and expenses	(98,445)	(125,450)	(427,338)	(520,072)

Loss from operations	(98,445)	(125,450)	(427,338)	(520,072)

Other income (expense):
Interest expense, amortization of convertible note discounts (Note 4)	(48,517)	(147,634)	(231,313)	(550,705)
Interest expense (Notes 3 & 4)	(54,776)	(25,798)	(162,488)	(325,623)
Fair value adjustment of derivative liabilities (Note 4)	(97,431)	150,871	(132,948)	33,940

	(200,724)	(22,561)	(526,749)	(842,388)

Loss before income taxes	(299,169)	(148,011)	(954,087)	(1,362,460)

Income tax provision (Note 6)	-	-	-	-

Net loss	$(299,169)	$(148,011)	$(954,087)	$(1,362,460)

Net loss attributable to non-controlling interest (Note 1)	16,108	16,563	48,541	49,304

Net loss attributable to Company	$(283,061)	$(131,448)	$(905,546)	$(1,313,156)

Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.11)

Weighted average common shares outstanding (Notes 1 & 7)	2,072,644,134	7,858,179	968,962,520	12,354,900

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders' Deficit

Nine months ended September 30, 2015

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit

Balance at December 31, 2014	23,463,415	$23,463	$16,303,784	$(24,663,547)	$3,975,495	$(4,360,805)

January through September 2015, issuance of common stock upon conversion of convertible debt and accrued interest (Notes 4 & 7)	2,201,018,202	2,201,018	(1,986,202)	-	-	214,816

Reclassification of derivative liabilities upon conversion of convertible debt (Note 4)	-	-	219,520	-	-	219,520

January through September 2015, issuance of common stock for services (Note 7)	4,000,000	4,000	12,000	-	-	16,000

Net loss	-	-	-	(905,546)	(48,541)	(954,087)

Balance at September 30, 2015	2,228,481,617	$2,228,481	$14,549,102	$(25,569,093)	$3,926,954	$(4,864,556)

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(954,087)	$(1,362,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	369,123
Stock based compensation (Note 7)	16,000	-
Amortization of debt issuance costs (Note 4)	9,559	9,598
Beneficial conversion feature	-	197,539
Accretion of Series B preferred stock (Note 7)	56,503	-
Depreciation and amortization (Note 1)	-	196
Change in fair value of derivative liability (Note 4)	132,948	(403,063)
Amortization of discount on debentures payable (Note 4)	231,313	550,705
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	95,267	112,096
Related party payables (Note 3)	128,736	13,481
Dividends payable (Note 7)	24,177	24,177
Interest payable	67,265	137,685
Net cash used in operating activities	(192,320)	(350,923)

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	150,500	315,000
Proceeds from notes payable, other (Note 4)	67,600	70,800
Prodeeds from notes payable, related (Note 3)	2,200	3,000
Payments on notes payable (Note 4)	(9,704)	(7,910)
Payments on notes payable, related (Note 3)	(9,100)	(27,907)
Payments to placement agents (Note 4)	(11,500)	(11,000)
Net cash provided by financing activities	189,996	341,983

Net change in cash and cash equivalents	(2,324)	(8,940)

Cash and cash equivalents:
Beginning of year	972	9,872

End of period	$(1,352)	$932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$15,914	$5,949

Noncash financing transactions:
Notes and interest payable converted to stock	$214,816	$479,656
Reclassification of derivative liabilities upon conversion of convertible debt	$219,520	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and for the three and nine month periods ended September 30, 2015 and 2014 include the condensed consolidated financial statements of AlumiFuel Power Corporation (the "Company") and its subsidiaries HPI Partners, LLC ("HPI"), AlumiFuel Power, Inc. ("API"), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

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

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation.The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2014, notes and accounting policies thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had no revenue during the nine months ended September 30, 2015, and has an accumulated deficit of $25,569,093 from its inception through that date. These factors raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2014 and September 30, 2015 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at September 30, 2015 as intercompany accounts. At September 30, 2015 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,926,954 is included in the Company's condensed consolidated balance sheet at September 30, 2015. In addition, $48,541 of the net loss of AFPI of $115,958 for the nine months ended September 30, 2015 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 30, 2015 were $-0-.

Stock-based Compensation

The Company has certain stock option plans approved by its stockholders, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans and issuances of options and warrants to consultants in accordance with ASC Topic 718 – Compensation – Stock Compensation. See Note 7. Capital Stock for further information on the Company's stock-based compensation.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Fair value of financial instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting information necessary to develop these estimates. Accordingly, the Company's estimates of fair values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The fair values of cash and cash equivalents and accounts payable approximate their carrying amounts because of the short maturities of these instruments.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying stock options, warrants, and convertible promissory notes are not considered in the calculations of diluted loss per share for the periods ended September 30, 2015 and 2014, as the impact of the potential common shares, which totaled approximately 13,695,657,600 (September 30, 2015) and 45,442,800 (September 30, 2014), would be anti-dilutive. Therefore, diluted loss per share presented for the nine month periods ended September 30, 2015 and 2014 is equal to basic loss per share.

Accounting for obligations and instruments potentially settled in the Company's common stock

In connection with any obligations and instruments potentially to be settled in the Company's stock, the Company accounts for the instruments in accordance with ASC Topic 815, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". This issue addresses the initial balance sheet classification and measurement of contracts thatare indexed to, and potentially settled in, the Company's stock.Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequentlyaccounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified asequity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remainclassified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included inearnings. The classification of a contract is reassessed at each balance sheet date.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, "Derivatives and Hedging".

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2015, and no pronouncements were adopted.

Note 3: Related Parties

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $90,000 for each of the nine months ended September 30, 2015 and 2014. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $99,000 for each of the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, the Company owed $512,692 and $342,392, respectively to its officers for management services.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the nine month periods ended September 30, 2015 and 2014, the Company recorded $1,505 and $2,757, respectively to a corporation owned in part by the Company's Secretary under this bonus program. At September 30, 2015 and 2014, respectively, there was $1,915 and $250 payable under the bonus plan.

In the nine month periods ended September 30, 2015 and 2014, APTI paid a management fee of $6,500 per month to a company owned by the Company's officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the nine month periods ended September 30, 2015 and 2014, these management fees totaled $58,500. As of September 30, 2015 and 2014, the Company owed $28,335 and $18,485, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $13,500 for the nine months ended September 30, 2015 and 2014. A total of $0 and $500 in rent expense was accrued but unpaid at September 30, 2015 and 2014, respectively.

Accounts payable to related parties consisted of the following at September 30, 2015:

Management fees, rent and bonus payable to officers and their affiliates	$560,527

Accrued expenses payable to subsidiary officer	35,968

Total accounts payable, related party	$596,495

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the nine months ended September 30, 2015 and 2014:

Notes Payable – Related Parties and Affiliates:

Principal balance December 31, 2014	$21,461
Notes issued during the nine months ended September 30, 2015	100
Notes repaid during the nine months ended September 30, 2015	(7,000)
Principal balance September 30, 2015	$14,561

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity by its officers. Following those conversions, $235 in interest remained due and payable, which was outstanding at both September 30, 2015 and 2014.

Total notes and interest payable to related parties consisted of the following at September 30, 2015 and December 31 2014:

	September 30, 2015	December 31, 2014
Notes payable to officers; interest at 8% and due on demand	$1,511	$1,511

Notes payable to affiliates of Company officers; interest at 8% and due on demand	13,050	19,950

Notes payable, related party	14,561	21,461

Interest payable related party	9,172	8,310

Total principal and interest payable, related party	$23,733	$29,771

Note 4: Notes Payable

AlumiFuel Power Corporation

At September 30, 2015 and 2014, the Company owed $97,000 and $87,205, respectively, to the Gulfstream 1998 Irrevocable Trust, at an interest rate of 8% and due on demand. During the nine months ended September 30, 2015, the trust loaned the Company $67,600; and sold $47,900 in principal on these notes to third parties that became convertible debentures. Please see convertible notes below and Note 7 "Capital Stock" below for further information on these transactions. Also during the nine month period ended September 30, 2015, the Company paid $8,704 in principal and $12,034 in interest payable on these notes. There was $4,760 and $20,091 in accrued interest payable on these notes at September 30, 2015 and December 31, 2014, respectively.

At both September 30, 2015 and 2014, the Company owed $32,732 with interest payable at 8% and due on demand. There was $10,158 and $6,227 in accrued interest payable on these notes at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and 2014, the Company owed $43,086 on a note payable. These notes are due on demand and carry an interest rate of 8%. There was $12,342 and $8,199 in accrued interest payable at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and 2014, the Company owed $13,000 on a note payable due in 2012. There was $13,000 payable on these notes at December 31, 2014. These notes carry current interest rates of 8% per annum. As of September 30, 2015 and December 31, 2014, there was $21,362 and $20,583 in accrued interest payable on these notes, respectively.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid leaving an interest balance due of $57. This amount remained unpaid as of both September 30, 2015 and December 31, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued and settled prior to 2015.

AlumiFuel Power International, Inc.

At September 30, 2015 and December 31, 2014, the company owed $217,130 that was paid in Euros totaling 164,250. These notes are due one year from issuance with an interest rate of 10% and may be converted to AFPI common stock after six months outstanding and if AFPI's common stock begins trading again. A majority of these notes are beyond their maturity date and are therefore in default. As of September 30, 2015 and December 31, 2014, there was a total of $46,274 and $29,329, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity. Following those conversions, $647 in interest remained due and payable, which was outstanding at both September 30, 2015 and December 31, 2014.

Notes and interest payable to others consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Notes payable, non-affiliates; interest at 8% and due on demand	$185,818	$175,823

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	217,130

Notes payable	402,948	392,953

Interest payable, non-affiliates	96,650	89,724

Total principal and interest payable, other	$499,598	$482,677

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the "Debentures"). Of that amount, $10,000 of these debentures remained unpaid as of September 30, 2015.

The beneficial conversion feature (an embedded derivative) included in the Debentures resulted in an initial debt discount of $435,000 and an initial loss on the valuation of derivative liabilities of $71,190 for a derivative liability balance of $506,190 at issuance.

Among other terms of the offering, the Debentures were originally due in January 2013, but were extended to December 31, 2013. The Debentures are convertible at a conversion price equal to 75% of the lowest closing bid price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion.

At September 30, 2015, the Company revalued the derivative liability balance of the remaining outstanding Debentures resulting in a derivative liability balance of $5,103 at September 30, 2015.

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to J&J Potatoes. These notes were due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company's common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor to convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share leaving a principal balance due of $48,300 at December 31, 2014. During the nine month period ended September 30, 2015, these notes were sold to More Capital and agreed to change the conversion terms to reflect a 50% discount to the lowest trading price of the Company's common stock for the ten day period immediately preceding conversion. This resulted in an initial loss on the valuation and a corresponding derivative liability expense of $50,715.

During the nine month period ended September 30, 2015 More Capital converted $4,696 in principal on these notes to 93,916,856 shares of common stock at $0.00005 per share and resulting in a principal balance of $43,604 at September 30, 2015.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding notes resulting in a derivative liability balance of $45,784 at September 30, 2015.

2014 Asher Convertible Notes

In January 2014, the Company entered into a note agreement with an institutional investor for the issuance of a convertible promissory note in the aggregate amount of $22,500.

The 2014 Asher Convertible Note is convertible at 50% of the average of the lowest three closing bid prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion and carries an interest rate of 8% per annum.

We received net proceeds from the 2014 Asher Convertible Note of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs were amortized over the nine month term of the 2014 Asher Convertible Note and as of December 31, 2014, all of these costs had been expensed as debt issuance costs.

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

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,539 at September 30, 2015.

2014 CareBourn Notes

During the year ended December 31, 2014, an institutional investor, CareBourn Capital, converted $100,000 in promissory notes due from the Company into a convertible note due September 30, 2014. In addition, our president, converted $85,000 in fees due him from our subsidiary AFPI into convertible notes due February 1, 2014 ($50,000) and October 2, 2014 ($35,000), which were acquired by this investor. This investor also loaned the Company an additional $70,000 that is due August 2014 through July 2015. These notes total $255,000 (together the "2014 CareBourn Notes) bear interest at 8%-12% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three closing prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

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

During the nine months ended September 30, 2015, the note holders converted a total of $60,536 in principal and $3,712 in interest of the 2014 CareBourn Notes to 703,051,247 shares of our common stock, or $0.00009 per share. As a result of the conversion of these notes, the Company recorded a decrease to the derivative liability and as of September 30, 2015, the total face value of the 2014 CareBourn Notes outstanding was $189,753.

At September 30, 2015, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes resulting in a derivative liability balance of $239,733 at that date.

Bohn Convertible Note

In May 2013 we issued a $20,000 8% unsecured convertible note with a private investor (the "Bohn Convertible Note"). The Bohn Convertible Note is due in November at a conversion price of 75% of the lowest trading price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Bohn Convertible Note resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $11,429 for a derivative liability balance of $31,429 at issuance.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note resulting in a derivative liability balance of $23,814 at September 30, 2015.

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

WHC Capital Notes

During the nine months ended September 30, 2014, WHC purchased notes totaling $101,300 from one of our third party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2014 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

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

During the nine months ended September 30, 2015, the note holders converted a total of $20,614 in face value on the WHC 2014 Notes to 249,053,338 shares of our common stock, or $0.00008 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of September 30, 2015, the total face value of the WHC 2014 Notes outstanding was $68,122.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes resulting in a derivative liability balance of $76,462 at September 30, 2015.

Schaper Notes

In December 2013 we issued a $15,000 8% unsecured convertible note to a private investor, in January 2014 we issued an additional $10,000 note under the same terms and in July 2015 a third note was issued under the same terms (together the "Schaper Notes"). The Schaper Notes are due in August and October 2014, and July 2015 and have a conversion price of 50% of the lowest three trading prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Schaper Notes resulted in an initial debt discount of $41,500 and an initial loss on the valuation of derivative liabilities of $16,320 for a derivative liability balance of $57,820 at issuance.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes resulting in a derivative liability balance of $46,352 at September 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JSJ Notes

In February 2014 the Company issued a $25,000 12% unsecured convertible note with a private investor (the "JSJ Convertible Note"). This note was due on August 14, 2014 and is convertible into common stock at 50% of the lowest three closing bid prices for the twenty (20) days immediate preceding the date of conversion.

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

During the nine months ended September 30, 2015, the note holders converted a total of $6,623 in principal and $2,102 in interest of the JSJ Notes to 108,708,299 shares of our common stock, or $0.0008 per share. As a result of these transactions the amounts payable on the JSJ Notes outstanding was $0 at September 30, 2015.

LG Funding Notes 2014

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor. This note was due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In June 2014 we issued an additional $25,000 note to this same investor with the same terms and conditions (the "LG Convertible Notes").

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

During the nine months ended September 30, 2015, the note holders converted a total of $33,135 in face value and $2,666 in accrued interest of the LG Funding Notes to 327,367,979 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of September 30, 2015, the total face value of the LG Funding Notes outstanding was $21,265.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes resulting in a derivative liability balance of $23,749 at September 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Iconic Notes

In February 2014 the Company issued a $27,500 5% unsecured convertible note with a private investor (the "Iconic Convertible Note"). This note is due on February 26, 2015 and is convertible into common stock at 50% of the lowest trading price for the twenty-five (25) days immediate preceding the date of conversion.

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

In November 2014 the lender declared an event of default on the note for failure to maintain sufficient shares of the Company's common stock in reserve for issuance under the note. As a result, the Company incurred $9,664 in default fees that are added to the principal balance of the note. In addition, the interest rate for the remaining balance of the note increased to 20%.

During the three months ended December 31, 2014, the note holder converted a total of $1,350 in face value of the Iconic Notes to 1,928,571 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,418 and as of December 31, 2014, the total face value of the Iconic Notes outstanding was $35,814.

During the nine months September 30, 2015, the note holder converted a total of $35,814 in face value and $1,503 in accrued interest of the Iconic Notes to 130,147,427 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $55,000 and as of September 30, 2015, the total face value of the Iconic Notes outstanding was $0.

ADAR Convertible Note

On June 30, 2013 the Company issued a $25,000 8% unsecured convertible note with a private investor (the "ADAR Convertible Note"). This note is due on February 20, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.

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

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $19,914 at September 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Beaufort Notes

In November 2014 the Company issued a $16,000 unsecured convertible note with a private investor (the "Beaufort Note"). This note is due in May 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In addition, this investor also purchased $15,100 in promissory notes from the Gulfstream Trust for a total amount of notes outstanding of $31,100, which is convertible into common stock at 60% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion.. The Beaufort Note accrues 5% interest only if it remains unpaid at maturity and only for the amount then owing at maturity through the payment date.

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

During the nine months ended September 30, 2015, the note holders converted a total of $13,361 in face value of the Beaufort Notes to 62,295,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of September 30, 2015, the total face value of the Beaufort Notes outstanding was $16,000.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $16,640 at September 30, 2015.

Pure Energy 714 2015 Notes

During the quarter ended June 30, 2015, Pure Energy 714 purchased a note totaling $21,000 in principal and $3,360 in accrued interest from one of our third party note holders and issued a new note in the amount of $24,360; during the quarter ended September 30, 2015 Pure Energy 714 purchased an additional note totaling $11,900 in principal and $1,139 in interest and issued a new note in the amount of $13,039 (together the "Pure Energy 2015 Notes"). The Pure Energy 2015 Note may be converted at any time at a discount to market of 60% and 55%, respectively, of the lowest closing price per share of the Company's common stock for the thirty (30) and twenty (20) trading days, respectively, immediately preceding the date of conversion as adjusted for splits and other events. These notes have an interest rate of 8% per annum and are due in July 2015 and August 2015.

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Notes resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $14,655 for a derivative liability balance of $39,025 at issuance.

During the nine months ended September 30, 2015, the note holders converted a total of $23,160 in face value of the Pure Energy 2015 Notes to 388,657,736 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company decreased the derivative liability and as of September 30, 2015, the total face value of the Pure Energy 2015 Notes outstanding was $14,239.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes resulting in a derivative liability balance of $15,374 at September 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Black Forest Capital 2015 Notes

During the quarter ended March 31, 2015, an institutional investor purchased notes totaling $15,000 in principal from one of our third party note holders and issued a new note in the amount of $15,000. In addition, this investor loaned the Company an additional $5,000 through a convertible note. These two notes together comprise a principal balance of $20,000 (together the "Black Forest Capital 2015 Notes"). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 10% per annum and are due in March 2016.

The beneficial conversion feature (an embedded derivative) included in the Black Forest Capital 2015 Notes resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $1,100 for a derivative liability balance of $21,100 at issuance.

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of September 30, 2015, $583 of these costs had been expensed as debt issuance costs.

During the nine months ended September 30, 2015, the note holders converted a total of $6,894 in face value of the Black Forest Capital 2015 Notes to 137,880,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and as of September 30, 2015, the total face value of the Black Forest Capital 2015 Note outstanding was $13,106.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes resulting in a derivative liability balance of $14,174 at September 30, 2015.

CareBourn Capital 2015 Notes

During the quarter ended March 30, 2015 we issued a total of $64,500 in two 12% convertible notes with a private investor and in the quarter ended September 30, 2015 an additional $33,000 in a third 12% convertible note (together the "CareBourn 2015 Notes"). The CareBourn 2015 Notes are due in December 2015 and May 2016 and have a conversion price of 50% of the lowest trading price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the CareBourn 2015 Notes resulted in an initial debt discount of $97,500 and an initial loss on the valuation of derivative liabilities of $7,324 for a derivative liability balance of $104,824 at issuance.

The Company received net proceeds from the CareBourn 2015 Notes of $88,500 after debt issuance costs of $9,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of September 30, 2015, $3,500 of these costs had been expensed as debt issuance costs.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes resulting in a derivative liability balance of $106,274 at September 30, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LG Capital 2015 Notes

During the quarter ended March 31, 2015 we issued a $31,500 8% unsecured convertible note with a private investor (the "LG 2015 Note"). The LG 2015 Note are due in February 2016 and have a conversion price of 50% of the lowest trading price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the LG 2015 Note resulted in an initial debt discount of $31,500 and an initial loss on the valuation of derivative liabilities of $3,780 for a derivative liability balance of $35,280 at issuance.

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of September 30, 2015, $1,000 of these costs had been expensed as debt issuance costs.

At September 30, 2015 the Company revalued the derivative liability balance of the remaining outstanding LG 2015 Note resulting in a derivative liability balance of $35,280 at September 30, 2015.

Convertible notes payable, net of discounts; and interest payable consisted of the following at September 30, 2015:

September 30, 2015

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes (More Capital); non-affiliate; interest at 8% due January 2013; outstanding principal of $43,604 face value	43,604
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $0	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $189,753 face value net of discount of $0	189,753
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $68,122 face value net of discount of $0	68,122
Schaper Notes; non-affiliate; interest at 8%; due August 2014 and July 2016; face value $41,500 net of discount of $46,056	29,125
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $21,265 net of discount of $0	21,265
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $97,500 face value net of discount of $40,056	51,444
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $13,106 face value net of discount of $3,841	9,265
LG Capital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $10,500	21,000
Pure Energy 2015 Notes; non-affiliate; interest at 8%; due July 2015 and August; $14,239 face value net of discount of $0	14,239
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $0	16,000
Total convertible notes, net of discount	587,817

Discount on convertible notes	72,772

Total convertible notes payable	660,589

Interest payable, convertible notes	162,888

Total convertible notes payable and accrued interest payable	$823,477

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2014 of $150,059. During the nine months ended September 30, 2015 an additional expense of $12,397 was recorded for a total accrued balance of $162,446 as of that date. This amount is included on the balance sheets at September 30, 2015 as "payroll liabilities".

In previous years we had been accruing a salary of $200,000 per year for the president and chief executive officer of our subsidiaries API and Novofuel, David Cade. The board and Mr. Cade agreed this amount would be reduced to $100,000 for 2015, which was accrued as of June 30, 2015; and reviewed in future periods. This expense therefore totaled $100,000 for the nine month period ended September 30, 2015. There was $800,000 and $700,000 payable to Mr. Cade as of September 30, 2015 and December 31, 2014, respectively.

Note 6: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 7: Capital Stock

Common Stock

During the nine month period ended September 30, 2015, we issued a total of 2,201,018,202 shares of our common stock on the conversion of $214,816 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company re-classified $219,520 of derivative liabilities to additional paid-in capital upon conversion of the related convertible debt.

During the nine month period ended September 30, 2015, we issued 4,000,000 shares of our common stock for services valued at $16,000 based on the $0.004 market price for our common stock on the date of grant.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred"). The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock. In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company's common stock for the 10 trading days immediately preceding the conversion. There is a Mandatory Conversion Date of July 12, 2016. At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof (the "Redemption Price").

There were 404,055 shares of our Series B Preferred Stock outstanding at September 30, 2015 and December 31, 2014. There were $134,572 and $110,395 in dividends payable on our Series B Preferred stock at September 30, 2015 and December 31, 2014, respectively, including $24,177 in dividends accrued in the nine month period ended September 30, 2015.

The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. Accordingly, $56,501 in accretion was recorded as interest expense for the nine month period ended September 30, 2015.

Warrants

A summary of the activity of the Company's outstanding warrants at December 31, 2014 and September 30, 2015 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at December 31, 2014	4,520	$107	$17.50

Expired	(600)		80.00

Outstanding and exercisable at September 30, 2015	3,920	$105	$7.58

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of September 30, 2015:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$2.50	160	$2.50	0.7 years

$75.00 - $200.00	3,600	92.00	1.6 years

$500.00	160	500.00	1.2 years

	3,920	$105.00	1.3 years

Note 8: Subsequent Events

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended December 31, 2014 and 2013.

The independent auditors' reports on our financial statements for the years ended December 31, 2014 and 2013 include a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2014.

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, there is substantial doubt about our ability to continue as a going concern.

NovoFuel's principal technology continues to be hydrogen generation on-site and on demand for such applications as feeding fuel cells to provide electricity, filling weather balloons for upper atmosphere readings, and providing power for unmanned undersea vehicle propulsion and surveillance operations. Government users typically are the early adopters of new technologies, and that is the case with NovoFuel's technology. However, with recent federal budget cuts, the procurement process and new technology R&D funding relating to NovoFuel's systems have come to a standstill. This has caused the company to focus on backup power applications for selected commercial applications, where there is a real demand and funding available for renewable energy solutions. Two notable examples are 5kW backup power hydrogen fuel cells for telecom rooftop cell towers, and a hybrid array of renewable energy components for medical cannabis cultivation -- now the fastest growing market in North America, surpassing mobile phones.

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

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2014 and 2013, we anticipate we will require over the next twelve months approximately $500,000 of additional capital to fund the Company's operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited condensed consolidated financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2014, during 2015 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial and continual dilution to our stockholders.

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

RESULTS OF OPERATIONS

Nine Month Period ended September 30, 2015 vs September 30, 2014

For both of the nine month periods ended September 30, 2015 and 2014, our total revenue was $0. The loss from operations for the nine month period ended September 30, 2015 was $427,338 versus $520,072 in the nine month period ended September 30, 2014. This decrease in 2015 was primarily the result of a decrease in "general and administrative" expense as described more fully below. The losses included $249,005 and $250,257 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $178,333 and $269,619 for "general and administrative" operating expenses in the nine month periods ended September 30, 2015 and 2014, respectively, was comprised of the following:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
General and administrative	$65,168	$62,965
Salaries and employee benefits	120,840	173,231
Legal and accounting	19,755	39,587
Recovery of allowed for debt	(63,530)	(82,500)
Stock based compensation	16,000	-
Professional services	20,100	76,336
	$178,333	$269,619

General and administrative expense during the nine months ended September 30, 2015 decreased approximately $91,286 from the same period in 2014. One significant factor in the lower expense in 2015 versus 2014 is approximately $42,000 in lower salaries in the 2015 period with the cap on the salary of the President of our operating subsidiary at $100,000 in 2015 versus $200,000 in 2016. This took effect in the third quarter of 2015 and therefore will continue in the fourth quarter of 2015 as well. Legal and accounting expense was also significantly lower in 2015 versus 2014 resulting primarily from lower legal costs; as was professional services, which decreased by approximately $56,000 as the company scaled back payments for outside services in 2015. Stock based compensation increased by $16,000 for professional services paid with shares of common stock in the 2015 period.

The company recorded $526,749 in "other expense" during the nine months ended September 30, 2015 as compared to $842,388 in "other expense" for the nine months ended September 30, 2014. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company's convertible notes primarily from significantly lower interest expense and fair value adjustment of the derivative liabilities, as well as significantly fewer notes being issued in the 2015 period versus the 2014 period.

Three Month Period ended September 30, 2015 vs September 30, 2014

For both the three month periods ended September 30, 2015 and 2014, our total revenue was $0. The loss from operations for the three month period ended September 30, 2015 was $98,445 versus $125,450 in the three month period ended September 30, 2014. This decrease in 2015 was primarily the result of a decrease in "general and administrative" expense as described more fully below. The losses included $82,995 and $82,750 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $15,450 and $42,672 for "general and administrative" operating expenses in the three month periods ended September 30, 2015 and 2014, respectively, was comprised of the following:

	Three months ended September 30, 2015	Three months ended September 30, 2014
General and administrative	$16,204	$17,611
Salaries and employee benefits	6,946	59,463
Legal and accounting	3,000	5,573
Recovery of allowed for debt	(10,700)	(44,000)
Professional services	-	4,025
	$15,450	$42,672

The "general and administrative" operating expense during the three months ended September 30, 2015 decreased by approximately $27,222. This decrease was primarily the result of approximately $52,500 in lower salaries in the 2015 period with the cap on the salary of the President of our operating subsidiary at $100,000 in 2015 versus $200,000 in 2016. This took effect in the third quarter of 2015 and therefore will continue in the fourth quarter of 2015 as well. This was partially offset as the Company recovered $10,700 in bad debt expense from payments received on related party notes receivable from affiliate FastFunds Financial Corporation in 2015 versus $44,000 in 2014.

The company recorded $200,724 in "other expense" during the three months ended September 30, 2015 as compared to $22,561 in "other expense" for the three months ended September 30, 2014. This significant increase is the direct result of a significant decrease in the fair value of the Company's derivative liabilities related to convertible notes in the 2014 versus the 2015 period. This was partially offset by lower amortization of discount on the notes in 2015 with fewer note issuances in 2015 versus 2014.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of September 30, 2015 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company's principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our CEO/CFO has evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to the extent possible given the limited personnel resources and technological infrastructure in place to perform the evaluation. Based upon our management's discussions with our auditors and other advisors, our CEO/CFO believe that, during the period covered by this report, such internal controls and procedures were not effective as described below.

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

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities

During the three month period ended September 30, 2015, we issued a total of 373,881,262 shares of our common stock on the conversion of $17,517 in principal and interest on our various convertible promissory notes, or $0.00005 per share.

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: November 16, 2015	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and Principal Financial Officer

