Form 10-K
period 2015-12-31
AlumiFuel Power Corp
filed 2016-04-14
CIK 1108046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ___________ to ___________.

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ Yes     ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes     ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the issuer as of March 31, 2016 was $222,848, based on the last sale price of the issuers common stock ($0.0001 per share) as reported by the OTCPink Martketplace.

The Registrant had 2,228,481,617 shares of common stock outstanding as of March 31, 2016.

Documents incorporated by reference: None

ALUMIFUEL POWER CORPORATION

FORM 10-K

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General development of business.

We were incorporated in the state of Nevada on January 19, 2000 under the name Organic Soils.Com, Inc. Effective September 5, 2014, the Company changed its corporate domicile from Nevada to Wyoming.

Pursuant to an Agreement and Plan of Reorganization dated as of March 24, 2005 (the "Share Exchange Agreement"), by and between Organic Soils.com, Inc. and Inhibetex Therapeutics, Inc., a Colorado corporation ("Inhibetex"), Organic Soils.com, Inc. and Inhibetex entered into a share exchange whereby all of the issued and outstanding capital stock of Inhibetex, on a fully-diluted basis, were exchanged for like securities of Organic Soils.com, Inc., and whereby Inhibetex became a wholly owned subsidiary of Organic Soils.com, Inc. (the "Share Exchange"). The Share Exchange was effective as of May 19, 2005 at which time we also changed our name to Inhibiton Therapeutics, Inc. (the "Registrant" or the "Company").

Pursuant to an Agreement Concerning the Exchange of Securities by and among the Company, HPI Partners, LLC ("HPI"), a Colorado Limited Liability Company, and the Security Holders of HPI Partners, LLC (the "HPI Members") dated March 4, 2009, (the "Share Exchange Agreement"), the parties entered into a share exchange whereby all of the issued and outstanding membership interests of HPI were exchanged for 171,123,297 shares of the Company's $0.001 par value common stock and 418,500 shares of the Company's $0.001 par value Series A Preferred Stock, through which HPI and its wholly-owned subsidiary AlumiFuel Power, Inc. ("API") became a wholly owned subsidiaries of the Company (the "Share Exchange"). The 418,500 shares of the Company's Series A Preferred Stock automatically converted to 34,397,261 shares of the Company's $0.001 par value common stock upon approval by the Company's stockholders of an increase in the number of authorized common shares effective on May 28, 2009. In addition, the HPI Members received warrants to purchase up to 14,302,500 shares of the Company's $0.001 par value common stock, in exchange for a like number of HPI warrants that are exercisable until March 4, 2012 at an exercise price of $0.12 per share. The Share Exchange was effective as of May 5, 2009, upon closing of the transaction among the parties.

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

In February 2010, the Company formed its new subsidiary, AlumiFuel Power International, Inc. ("AFPI"). In connection with the formation of the AFPI, the Company and AFPI executed a License Agreement through which AFPI received certain international marketing rights and the rights to utilize certain intellectual property from the Company for exploitation in countries and territories outside of North America in exchange for 25,000,000 shares of the Company's $0.001 par value common stock. The Company also purchased 15,000,000 shares of AFPI common stock at $0.01 per share. On July 31, 2011, the Company and AFPI executed a Patent Purchase Agreement through which the Company sold AFPI the international patent rights to certain of the Company's intellectual property. In exchange for the sale of these rights, the Company received 7,500,000 shares of AFPI common stock. As of December 31, 2015, we owned 39,599,879 shares of AFPI common stock or 58% of the shares outstanding.

In December 2011, we formed a new wholly owned subsidiary, AlumiFuel Power Technologies, Inc. ("APTI"), but didn't begin significant operations until February 2012. APTI was formed as a separate entity to leverage the Company's hydrogen generation technology to take advantage of potential complimentary technologies.

In December 2012, we formed a new wholly owned subsidiary, NovoFuel, Inc. ("NovoFuel") and in 2013 transferred all of the assets related to our hydrogen generation business to NovoFuel in exchange for 12,000,000 shares of its common stock; 2,000,000 of which were allocated to our majority-owned subsidiary, AFPI, in exchange for the return of the European intellectual property and marketing rights back to the Company for use by NovoFuel. Novofuel was formed as a separate entity in anticipation of executing a transaction with Genport, SrL of Italy. In November 2013, the Company signed an agreement with Genport, SrL of Italy to combine and integrate their technologies, assets and operations into NovoFuel, contingent upon closing of private financing of up to $4,500,000 for the venture. As of the date of this report, this financing has not been completed and Genport has notified the Company it no longer wishes to move forward with the project as planned.

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

In their opinion letter for the fiscal year ended December 31, 2015, our auditors included an explanatory paragraph that disclosed conditions that raise concerns about the Company's ability to continue as a going concern. Please refer to the audited financial statements and accompanying auditors report within this filing.

(b)	Financial information about segments.

Through December 31, 2015, we operated in only one industry segment.

(c)	Narrative description of business.

AlumiFuel Power Corporation is a company that during 2015 operated primarily through its subsidiary NovoFuel. We are an early production stage alternative energy company that generates hydrogen gas and superheated steam through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple niche applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. Hydrogen generated by our products can fill inflatable devices such as weather balloons, feed fuel cells for portable and back-up power, and can replace costly, hard-to-handle and high pressure K-Cylinders. Our hydrogen/heat output is also being designed and developed to drive turbine-based underwater propulsion systems and auxiliary power systems, and as the fuel for Flameless Ration Heaters. Our technology has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products. This unique technology is based on the exothermic chemical reaction of aluminum powder and water.

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

As a result of input from the initial customer, the Company worked to produce a quieter more rugged next generation PBIS-1000 unit that was a significant upgrade over the system produced and sold in 2010. The next generation unit has a simpler design with fewer components, and is lighter, more compact, more ruggedized for military applications, more user-friendly and quieter. Using a higher grade stainless steel construction with better corrosion properties and durable fluorocarbon rubber for all seals, the upgraded unit can better withstand required pressures and temperatures over its long expected lifetime. The reactor and water tanks, as well as all plumbing lines and connectors, were optimized for weight, simplicity, and cost, and are stamped and certified with the ASME code – a standard requirement for commercial pressure vessels. The unit meets military specification requirements for vibration, environmental and drop tests, and is housed in a molded polyethylene carrying case used regularly by the military.

In addition, a more effective packaging configuration of the company's proprietary AlumiFuel fuel cartridges increases the speed of the reaction and the hydrogen yield, while reducing cartridge cost. The versatile PBIS-1000 unit can produce 1,000 liters of hydrogen in 20 minutes at ambient temperature and atmospheric pressure using only two 32oz AlumiFuel cartridges.

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

The PBIS-2000 expands the capability of the hydrogen generators we can produce, which includes the PBIS-1000 (for 100g balloons) and the PBIS-lite (designed for 30g pieball balloons). The PBIS-2000 generates sufficient hydrogen to inflate a 200g weather balloon within 20 minutes using up to 6 AlumiFuel Cartridges contained in a single reactor vessel; this represents significantly more hydrogen than is required for the PBIS-1000. While the footprint, weight and safety features of the PBIS-2000 are similar to the PBIS-1000, the configuration has been modified such that the system operates at ambient (atmospheric) pressure (below 10 psig) so that the user never has to deal with a high pressure system such as the industry standard K-Cylinder (2265 psig).

The PBIS series of man-portable reactorand launching units use our proprietary AlumiFuel technology to produce hydrogen through the powerful chemical reaction of powdered aluminum, water and proprietary additives. The devices require only a simple water hand pump and two to six small AlumiFuel cartridges to propagate the reaction and generate sufficient lift gas to launch a 5-foot diameter weather balloon. This innovation, which enables on the spot generation of hydrogen without any external energy or toxic chemicals, is easier to use and is cheaper than current lift gas solutions. Traditionally, helium has been used as the primary lift gas, but with the increasing scarcity and cost of helium, users are realizing the benefits of switching to hydrogen. These portable launching units are far more mobile and cost effective than other on-site hydrogen generation systems. The Company estimates the current weather balloon lift gas market remains $150-$200 million per year and encompasses military as well as civil government meteorological users worldwide; with more than 1,000,000 weather balloons and special purpose balloons launched annually for telecom relay, cloud height measurement and military/national security applications. The customer base for the PBIS units includes various governmental users both civil and military, however, due to limits in our working capital we have not been able to effectively market our products with these users.

Our AlumiFuel cartridges utilize standard 32 oz aluminum drink cans and our "stuffing" can be outsourced to a third party volume packager/assembler with industrial scale packaging techniques & processes. The packager is able to support all product applications and provides shipping/distribution/supply chain logistics while we control our proprietary additives. Each 32 oz cartridge generates 500 liters of hydrogen equaling approximately 100 watts of power for 16 hours in a non-toxic can that can be thrown away in any municipal dump after use.

However, with recent federal budget cuts, the procurement process and new technology R&D funding relating to the Company's systems have come to a virtual standstill. This has caused the company to shift focus on backup power applications for selected commercial applications, where there is a real demand and funding available for renewable energy solutions. Two notable examples are 5kW backup power hydrogen fuel cells for telecom rooftop cell towers, and a hybrid array of renewable energy components (wind, solar, lithium-ion battery, fuel cells and energy management and control systems) for cannabis cultivation -- an enormous and rapidly growing multi-billion dollar market. In fact, medical marijuana is now the fastest growing market in North America, surpassing mobile phones.

We believe our technology is different because:

•	Tomorrow's fuel today; hydrogen generated on-demand, on-site, off-grid

o	No storage or delivery issues as with other hydrogen generation processes

o	No reformers

o	No hydrogen processors

o	No electrolysis

o	No post-production compression or storage

o	No expensive new hydrogen infrastructure required

o	Novel packaging of aluminum powder & additives into cartridges

o	Inserting cartridge and water into portable generator produces .999 pure hydrogen

•	Cost-effective total system life cycle

o	Abundant, inexpensive raw materials (aluminum + additives)

o	Low-cost production

o	Novel and efficient hydrogen generation process - no energy consumption in creating or compressing hydrogen

o	Commercially usable neutral byproducts – spent powder is recyclable

•	Environmentally friendly and safe

o	Non-toxic, impurity-free products throughout life-cycle

o	Pollution-free, safe and manageable production processes

o	Clean burn - no harmful emissions; no carbon monoxide, carbo dioxide, or sulfur compounds produced

o	Reaction initiated under ambient conditions - no external energy input required

•	Competitive advantages

o	Generates 1.2 cubic meters of hydrogen per 1kg of aluminum – 95% efficiency is 10% better than for methanol reforming

o	None of methanol's highly toxic or inflammable qualities

o	Demonstrated gravimetric hydrogen storage capacity of 10% is equivalent to methanol without the safety/handling downsides

o	No toxic/hazardous/corrosive disposal or transportation issues with fuel (active or spent) as with other hydrogen generation technologies

o	No degradation in production of hydrogen by cartridges during lifetime storage testing

o	Very high usable energy densities – 3.2kWh/l and 3.1kWh/kg – up to 5X greater energy density than Lithium-ion batteries

•	Practical ability to engineer reactions at required scales and durations

•	Can displace current technologies/products

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

At the present time, marijuana growing for medicinal purposes is legalized in 23 U.S. states, and there is pending legislation to follow suit in other states. Four states, Washington, Oregon, Alaska and Colorado have also legalized it for recreational purposes. Marijuana growing is legalized throughout Canada.

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

As an increasing number of states gear up for medical and recreational marijuana programs, and as Canada implements the Marijuana for Medical Purposes Regulations (MMPR) program, warehouses and secure indoor gardening facilities are expanding operations to meet the industry's expected growth. Some communities have already taken steps to require cannabis grow operations to be powered by renewable energy sources to lessen the industry's carbon footprint.

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

During 2015, we entered into a collaboration agreement with Lithium Battery Engineering, LLC and Custom Electronics, Inc. to explore the design and production of lithium-ion batteries to be marketed under the NovoFuel name. Target markets include large North American opportunities such as cannabis grow operations, and U.S. sponsored Power Africa rural and remote electrification. The stand-alone market for this type of battery is estimated at over $300,000,000 in North America, and $5 billion worldwide. The proposed NovoFuel 2.5kW battery is proposed to provide critical backup power for a variety of applications, including homes, and telecom cell sites -- replacing old-technology lead acid batteries which have numerous disadvantages in cycle life, energy density, size, battery management system, and cleanliness of operations. Moving forward with this initiative will require significant additional capital which there is no assurance the Company can successfully raise.

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

The Company also believes its technology can impact the hydrogen economy through the favorable economics of supply and demand and a push for "green" energy to drive the hydrogen industry to evolve on many scales for many applications. As the increased demand for pre-automotive fuel cells will decrease cost of components and create viable supplier base for automotive fuel cells, API believes it is in the forefront of the transition to the hydrogen economy. Our technology and products will help accelerate the transition including "sweet spot" applications (back-up, portable, auxiliary and remote power) to facilitate increased usage and capability of hydrogen fuel cells. We believe we can leverage our cheaper logistics chain to replace delivery of hard-to-handle K-cylinders for hydrogen storage. The Company's unique non-fuel cell applications can facilitate early market entry and a providing a source of revenue while fuel cell applications mature.

In today's pre-automotive market, hydrogen can be used to power nearly every end-use energy need. Fuel cells— which directly convert the chemical energy in hydrogen to electricity with only water and heat as byproducts—are the key to making it happen. Hydrogen-fueled Polymer Electrolyte Membrane (also called Proton Exchange Membrane or "PEM") fuel cells are leading can-didates for use in fuel cell vehicles. Although it will be a while before fuel cell vehicles reach every dealer's showroom, PEM fuel cells are commer-cially available today for certain applica-tions – most notably: backup power (1-10kW), portable power (50W – 1kW), and specialty vehicles. The largest of these near-term markets is emergency backup power, with an addressable market of $5 billion in the near term. Today's commercially available PEM fuel cells are particularly appropriate for these applications requiring intermittent backup. This includes a wide range of communication and data control systems for which backup power is essential.

Backup power technologies currently include batteries and generators operat-ing on diesel, propane, or gasoline. Most backup power communication and control systems use a combination of generators and batteries to provide redundancy to avoid service disruptions. Although these systems are reliable and well established, concerns with bat-teries and generators are encouraging customers to seek out alternatives that provide high reliability and durability at a reasonable cost. Compared to batteries, fuel cells offer longer continuous runtime and greater durability in harsh outdoor environments under a wide range of temperature conditions. With fewer mov-ing parts, they require less maintenance than both generators and batteries. They can also be monitored remotely, reducing actual maintenance time. Compared to generators, fuel cells are quieter and have no emissions.PEM fuel cells can also offer significant cost advantages over both battery-gen-erator systems and battery-only systems when shorter run-time capability of up to three days is sufficient. In a study for the U.S. Department of Energy, Battelle Memorial Institute analyzed lifecycle costs of emergency response radio towers, comparing fuel cells with 2 kW battery-only backup of 8 hours and 5 kW battery-generator backup of 52 hours, 72 hours, and 176 hours. On a lifecycle basis, PEM fuel cells can provide service at substantially lower total cost than current technologies (the higher cost of the 176- hour fuel cell system results from the cost of hydrogen storage tank rental).

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

Additionally, there are competitors working on developing technologies using other than hydrogen power generation systems (such as fuel cells, advanced Lithium-ion batteries, battery/fuel cell hybrids and hybrid battery/ICEs) like Tesla, Ballard Power and Plug Power in certain targeted markets.

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

Research and Development

We have not expensed any monies on direct research and development costs during the past two years. Any research and development costs incurred in the future will not include the day-to-day operating costs associated with our operations but will include expenses for laboratory supplies, design and development costs not directly related to the manufacturing process of our products. We have been working in 2015 on initiatives to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations; as well as potential lithium-ion battery production, and will only expend further research and development costs in anticipation of future new products, if any. It is anticipated that any products developed for any new initiatives will require significant research and development expenditures and other related costs. There is no assurance the Company will be able to fund those costs at the times and in the amounts necessary to further product development in these areas, if at all.

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

The market price of our common stock fluctuates significantly.

The market price of our common shares fluctuates significantly in response to factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	quarterly variations in our and our competitors' results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our own operating performance.

•	significant and sustained dilution from increases in our shares outstanding primarily from issuances related to convertible notes and debentures

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

Because it is a "penny stock," it will be more difficult for you to sell shares of our common stock.

Our common stock is a "penny stock." Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions. Those brokers that do accept penny stocks are applying more stringent rules and requiring significant documentation for depositing stock certificates into brokerage accounts. Accordingly, you may not always be able to deposit and resell shares of our common stock publicly at times and prices that you feel are appropriate. In addition, restrictions placed on electronic transfer of our common stock may significantly increase the time it takes for stockholders to collect on stock sales transactions once their shares are sold.

Our stock has been subjected to a DTC "Chill" that restricts the trading of our common stock to paper certificates making trading our stock more difficult.

Our common stock has been, but is not currently as of the filing of this report, subject to a "Chill" by the Depository Trust Company ("DTC") which restricts the electronic trading of our common stock and forces that trading to be completed through paper certificates. This limits a stockholders' ability to purchase and sell our stock and may cause delays in a stockholders' ability to deposit stock into brokerage accounts and/or experience refusals to accept our stock by larger brokerage firms. Although our stock is not currently subject to a "Chill", if one is again imposed on us by the DTC in the future, such action may prevent our stockholders from being able to trade their shares on a timely basis as well as incur additional fees and expenses to trade our stock.

Risks Related to Our Business

We currently have limited product revenues and will need to raise additional capital to operate our business.

We generated no revenue in either of the years ended December 31, 2014 or 2015. While it is possible we may generate limited revenues from the sale of our PBIS portable balloon inflation devices and may have income from other projects in the future, any revenues generated from those sales in the fiscal year ending December 31, 2016, which is not currently anticipated, will not be sufficient to fund our operating needs during 2016 and there is no assurance any revenues in future periods will be sufficient to fund our operating needs. Therefore, for the foreseeable future, we will have to fund our operations and capital expenditures from additional financing, which may not be available on favorable terms, if at all. If we are unable to raise additional funds on acceptable terms, or at all, we may be unable to complete further product development or have the funds necessary to buy the raw materials for future orders. Any additional sources of financing will likely involve the sale of our equity securities or issuance of debt instruments convertible into shares of our common stock, which has had, and will have, a substantial dilutive effect on our stockholders. During 2014 and 2015, our primary source of financing was from the issuance of convertible debt that resulted in significant and sustained increases in our shares outstanding. This trend will continue for the foreseeable future. We have completed two reverse stock splits in the two fiscal years ended December 31, 2014 and 2013, and it is highly likely additional reverse stock splits may be required due to continued common stock issuances from convertible notes as well as to meet loan covenants related to those notes.

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

Because of the size of our Company and its status as a "penny stock" as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 60% discounts to the market price of our common stock on conversion and in many cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused significant dilution to our stockholders and will continue to do so in 2016 and the foreseeable future. As of December 31, 2015, we had approximately $667,000 in convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial and sustained dilution to our stockholders. Accordingly, we may need to effect further reverse splits of our common stock in the future due to significant increases in common shares outstanding as well as the trading market of our common stock to meet loan covenants for our lenders.

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

We may not be able to achieve commercialization of any new products on the timetable we anticipate, if at all.

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

The commercialization of hydrogen power generation systems also may depend on our ability to significantly reduce the costs of future systems and products. We cannot assure you that we will be able to sufficiently reduce the cost of these products versus existing technologies without reducing performance, reliability and durability, which would adversely affect consumers' willingness to buy future products.

We cannot assure you that we will be able to successfully execute our business plans.

The execution of our business plans poses many challenges and is based on a number of assumptions. We cannot assure you that we will be able to execute our business plan. Narrowing the scope of our development activities may not accelerate product commercialization. If we experience significant cost overruns on any of our product development programs, or if our business plan is more costly than anticipated, certain research and development activities may be delayed or eliminated, resulting in changes or delays to our commercialization plans. In addition, we will need significant funds to further our current initiatives related to cannabis grow and oilfield operations, as well as potential lithium battery production, and there is no assurance we will be successful in raising such funds on a timeframe and in amounts necessary to further those operations, if at all.

Potential fluctuations in our financial and business results makes forecasting difficult and may restrict our access to funding for our commercialization plan.

We expect our operating results to vary significantly from quarter to quarter and even year to year. As a result, quarter to quarter or year to year comparisons of these operating results are not expected to be meaningful. Due to our hydrogen power technology business' stage of development and our lack of operating capital, it is difficult to predict potential future revenues if any or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectations of investors or securities analysts, if any, who follow our Company. In addition, investors or security analysts may misunderstand our business decisions or have expectations that are inconsistent with our business plan. This may result in our business activities not meeting their expectations. Not meeting investor or security analyst expectations may materially and adversely impact the trading price of our common shares, and increase the cost and restrict our ability to secure required funding to pursue our commercialization plans.

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

We believe that our long-term success will depend to a large degree on our ability to protect the proprietary technology that we have developed or any other technology that we may develop or acquire in the future. In March 2015, we were issued by the U.S. Patent & Trademark Office (USPTO) a hydrogen generation patent as U.S. Patent No. 8,974,765 entitled "METHODS AND APPARATUS FOR CONTROLLED PRODUCTION OF HYDROGEN USING ALUMINUM-BASED WATER-SPLIT REACTIONS". Although we intend to aggressively pursue anyone we reasonably believe is infringing upon our intellectual property rights, initiating and maintaining suits against third parties that may infringe upon those intellectual property rights will require substantial financial resources. In addition, significant financial resources could be required to defend against any suits brought against us claiming our infringement of others' intellectual property rights. We may not have the financial resources to bring or defend such suits and if it such suits emerge, we may not prevail. Regardless of our success in any such actions, we could incur significant expenses in connection with such suits.

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

We may also seek to protect any proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with strategic partners and employees. We can provide no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

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

Our success may depend on the continued services of certain technology development and marketing personnel. In addition, our success depends in large part on our ability in the future to attract and retain key management, engineering, scientific, manufacturing and operating personnel. Recruiting personnel for the alternative energy industries is highly competitive. We cannot guarantee that we will be able to attract and retain qualified executive, managerial and technical personnel needed for the development of potential products business. Our failure to attract or retain qualified personnel could have a material adverse effect on our business. Liquidity issues, discussed earlier, could severely impact our ability to attract qualified key personnel or retain existing personnel.

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

AFPI is no longer listed on the Deutsche Börse Frankfurt Stock Exchange and it is presently unlikely we will find a new cost-effective exchange on which to re-list the stock.

The Company's subsidiary AFPI was traded on the Deutsche Börse Frankfurt First Quotation Board until December 2012 under the symbol "9AP" at which time the Deutsche Börse Group closed the First Quotation board on which 9AP traded. Therefore, at present, there is no trading market for AFPI's common stock. The Company has been unable to find an alternative market as other alternatives discovered so far have been cost prohibitive and there other regulatory hurdles to entry. As a result, there is no assurance and it is presently unlikely that a listing will be successful on an acceptable stock exchange or that the Company will ever find a suitable market for listing of AFPI's common stock. As a result, the Company may no longer be able to pursue funding opportunities utilizing AFPI and the shareholders of AFPI may not ever be able to trade their common stock.

ITEM 2. PROPERTIES.

Our executive offices are located at 7315 East Peakview Avenue, Englewood, Colorado 80111 and are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. During 2014 and 2015 we paid $1,500 per month for these facilities. This monthly fee includes the use of office space as well as the use of business machines, telephone equipment and other office equipment and supplies. It is anticipated this arrangement will continue for 2016, but can be canceled at any time.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market information

Our common stock is not listed on any exchange; however, market quotes for the Company's common stock (under the symbol "AFPW") may be obtained from the OTC Markets "Pink" platform ("OTCPink"). The OTCPink is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") securities. The following table sets forth, for the indicated fiscal periods, the high and low sales prices (as reported by the OTCPink) for the Company's common stock. Effective on November 19, 2014, the Company effectuated a 1 for 250 reverse stock split and as a result, all sales prices for periods from January 1, 2014 to November 18, 2014 have been restated to reflect that reverse stock split.

	Price
	High	Low
Fiscal year ended December 31, 2015
Quarter ended December 31, 2015	$0.0001	No bid
Quarter ended September 30, 2015	$0.0001	No bid
Quarter ended June 30, 2015	$0.0002	No bid
Quarter ended March 30, 2015	$0.008	$0.0001

Fiscal year ended December 31, 2014
Quarter ended December 31, 2014	$0.025	$0.0014
Quarter ended September 30, 2014	$0.10	$0.025
Quarter ended June 30, 2014	$0.375	$0.025
Quarter ended March 30, 2014	$0.675	$0.025

The prices set forth in this table represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not represent actual transactions.

(b) Holders

The number of record holders of our common stock as of March 31, 2016, was approximately 140 according to our transfer agent. This amount excludes an indeterminate number of shareholders whose shares are held in "street" or "nominee" name at a brokerage firm.

(c) Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans

During the year ended December 31, 2015 all options issued under our 2009 Stock Incentive Plan approved by our security holders effective May 26, 2009 expired and as a result, we had no options issued under any equity compensation plan as of December 31, 2015.

Recent Sales of Unregistered Equity Securities

During the three month period from October 1, 2015 to December 31, 2015 we issued no shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

This information is not required for Smaller Reporting Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended December 31, 2015 and 2014.

The independent auditors' reports on our financial statements for the years ended December 31, 2015 and 2014 include a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2015.

While our independent auditor has presented our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, they have raised a substantial doubt about our ability to continue as a going concern.

For the fiscal year ended December 31, 2015 and 2014, the financial statements include the results of the Company and its subsidiaries NovoFuel, API, HPI, AFPI, and APTI.

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

At the present time, cannabis growing for medicinal purposes is legalized in 23 U.S. states, and there is pending legislation to follow suit in other states. Cannabis growing is legalized throughout Canada. This has become a major growth industry, with billions of dollars expected to be expended over the next several years. This rapid growth and energy intensive profile have triggered a serious problem regarding the use of local grid power to assure successful cultivation – involving special lights, heat, air conditioning, dehumidifiers, driers and other ancillary equipment for indoor locations. Even a typical one room indoor facility can use up to 10kW of power daily, which can be a tremendous burden on the local power utilities.

Although we have done the work necessary to locate a pilot site in Oceana County, Michigan to build an operating RES system, there is no assurance we will be able to raise the funds necessary to complete installation of the necessary components or if we do, that the system will function as intended such that a commercially viable product will be produced.

We have also been pursing in 2015 an initiative to design and produce lithium-ion batteries in conjunction with industry partners.

All of the above referenced business plans and initiatives will require a significant infusion of working capital and there is no guarantee the Company will be able to raise the funds necessary to implement any of these plans. Over the past two years the Company has raised working capital for its day-to-day operations almost exclusively through the issuance of debt convertible into the Company's common stock at significant discounts to market of up to 60%. This has cause substantial and sustained dilution to our stockholders and this trend will continue for the foreseeable future. Raising additional funds to execute specific business plans and initiatives will only increase the potential for further debt issuances and dilution.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2015 and 2014, we anticipate we will require over the next twelve months approximately $500,000 of additional capital to fund the Company's basic operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2015, during 2016 we anticipate a majority of our capital resources will come from the issuance of convertible debt instruments. These instruments typically contain a significant discount to the market value of our common stock of up to 60% causing the issuance of shares below market value prices causing substantial and sustained dilution to our stockholders.

During the year ended December 31, 2015, we received a net of $208,180 from our financing activities, primarily from the issuance of convertible notes payable totaling $150,500 and other notes payable other of approximately $88,000. These amounts were offset by approximately $30,300 in payments on various notes payable. This is compared to cash provided by financing activities of $374,383 in the year ended December 31, 2014 primarily from the issuance of convertible and other notes payable totaling approximately $432,700.

In the year ended December 31, 2015, net cash used in operating activities was $208,502. This compared to net cash used in operating activities of $383,283 for same period in 2014. The 2015 amount included a $1,167,020 net loss that included approximately $508,320 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding. The 2014 amount included a $1,541,958 net loss that included approximately $734,000 in non-cash charges and credits to operating assets and liabilities primarily from increases in derivative liabilities and amortization of discount on debentures payable related to our convertible notes outstanding.

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

(b) Results of Operations

The Company's results of operations for the periods ended December 31, 2015 and 2014 reported include the consolidated operations of the Company and its subsidiaries NovoFuel, HPI, API and AFPI with the elimination of applicable intercompany accounts.

Year ended December 31, 2015

We had no revenue in the years ended December 31, 2015 and 2014. The loss from operations for the year ended December 31, 2015 was $527,038 versus $679,102 in the year ended December 31, 2014. This decrease in 2015 was primarily the result of significantly lower general and administrative expenses including a $100,000 decrease in salary attributable to the CEO of our operation subsidiary. There was also significantly lower professional services in 2015 versus 2014. The losses included $331,505 and $332,917 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties, which did not change appreciably and is not anticipated to change in 2016.

The balance of $195,533 and $345,989 for general and administrative expenses in the periods ended December 31, 2015 and December 31, 2014 was comprised of the following:

	Year ended December 31, 2015	Year ended December 31, 2014
General and administrative	$108,083	$109,698
Legal and accounting	23,480	42,921
Professional services	20,100	80,909
Stock based compensation	16,000	-
Bad debt expense	-	1,961
Bad debt recovery	(72,130)	(89,500)
Salaries	100,000	200,000
	$195,533	$345,989

The Company experienced lower general and administrative expenses as well as a significant decrease in professional services expenses in the 2015 period versus the 2014 period as the Company worked to lower its costs. Salaries also decreased by $100,000 due to the suspension of salary accrual for the CEO of our operating subsidiary. Legal and accounting also decreased in 2015. This is a trend the Company believes will continue in 2015, although there is no assurance the Company will see appreciable amounts from bad debt recovery as there is no guarantee of any payments from FastFunds.

The company recorded $639,982 in "other expense" during the year ended December 31, 2015 as compared to $862,856 in the year ended December 31, 2014. The single largest change was a decrease in interest expense and amortization of convertible note discounts due to lower convertible note issuances in late 2014 as well as 2015 resulting in lower amortization of the discount. This was partially offset by increased fair value adjustment of derivatives in 2015 versus 2014. The Company currently has approximately $667,000 in face value of convertible debt so it is anticipated similar losses related to derivative liabilities will continue in 2016 and for the foreseeable future as further debt instruments are issued.

Year ended December 31, 2014

For the years ended December 31, 2014 and 2013, our total revenue was $0 and $13,440, respectively. The revenue in the December 31, 2013 period was received from the US Air Force for modifications to the PBIS-2000 unit delivered to them in 2012. The loss from operations for the year ended December 31, 2014 was $679,102 versus $771,046 in the year ended December 31, 2013. This decrease in 2014 was primarily the result of losses associated with the PBIS-2000 modifications in the 2013 period as well as significantly lower professional services costs in the 2014 period as the Company relied less on outside consultants. The losses included $332,917 and $334,065 in 2014 and 2013, respectively, comprised of related party expense that included officer and key employee management fees as well as rent paid to related parties, which did not change appreciably and is not anticipated to change in 2015.

The balance of $345,989 and $424,846 for general and administrative expenses in the periods ended December 31, 2014 and December 31, 2013 was comprised of the following:

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

The company recorded $862,856 in "other expense" during the year ended December 31, 2014 as compared to $497,539 in the year ended December 31, 2013. This significant increase was primarily the result of the gain of $351,232 for the settlement of rent payable on the Company's Philadelphia laboratory in 2013. Adjustment to derivative liabilities related to the Company's various convertible notes increased roughly $13,000 in 2014 versus 2013. The Company currently has approximately $662,500 in face value of convertible debt so it is anticipated similar losses related to derivative liabilities will continue in 2015 and for the foreseeable future.

(c) Off-Balance sheet arrangements

During the fiscal year ended December 31, 2014, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

The principal risks of loss arising from adverse changes in market rates and prices to which we are exposed relate to interest rates on debt. We have only fixed rate debt. We had $1,102,846 of debt outstanding as of December 31, 2015, including convertible debentures and notes with a face value totaling $667,152, which has been borrowed at fixed rates ranging from 5% to 15%. All of this fixed rate debt is due on demand or is due during the current fiscal year.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related information required to be filed are indexed and begin on page F-1 and are incorporated herein.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholder of Alumifuel Power Corporation

We have audited the accompanying balance sheets of Alumifuel Power Corporation as of December 31, 2015 and 2014, and the related statements of operations, stockholder's deficit, and cash flows for the year then ended. Alumifuel Power Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Alumifuel Power Corporation's internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alumifuel Power Corporation as of December 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA's, P.A

West Palm Beach, FL

April 14, 2016

D. Brooks and Associates CPA's, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Cash	$650	$972
Deferred debt issuance costs (Note 3)	3,789	4,473

Total current assets	4,439	5,445

Total assets	$4,439	$5,445

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 2)	$673,111	$467,759
Accounts payable	510,285	518,349
Derivative liability, convertible notes payable (Note 3)	684,518	567,905
Notes payable, related parties (Note 2)	32,745	21,461
Notes payable, other (Note 3)	402,949	392,953
Convertible notes payable, net of discount of $29,562 (2015) and $114,211 (2014) (Note 3)	637,580	548,301
Payroll liabilities (Note 6)	166,611	150,059
Accrued expenses (Note 6)	800,000	700,000
Dividends payable (Note 5)	142,719	110,395
Accrued interest payable:
Interest payable, convertible notes (Note 3)	178,760	129,386
Interest payable, related party notes (Note 2)	9,796	8,310
Interest payable, notes payable other (Note 3)	105,868	89,724

Total current liabilities	4,344,942	3,704,602

Series B preferred stock obligation, net (Note 5)	736,986	661,648

Commitments and contingencies (Note 6)

Shareholders' deficit: (Notes 1 & 5)
Preferred stock, $.001 par value; unlimited shares authorized	-	-
Common stock, $.001 par value; unlimited shares authorized, 2,228,481,617 (2015) and 23,463,415 (2014) shares issued and outstanding, respectively	2,228,481	23,463
Additional paid-in capital	14,479,063	16,233,745
Accumulated deficit	(25,695,880)	(24,593,508)

Total shareholders' deficit of the Company	(8,988,336)	(8,336,300)

Non-controlling interest (Note 1)	3,910,847	3,975,495

Total shareholders' deficit	(5,077,489)	(4,360,805)

Total liabilities and shareholders' deficit	$4,439	$5,445

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 2)	331,505	332,917
Depreciation	-	196
General and administrative	195,533	345,989

Total operating costs and expenses	527,038	679,102

Loss from operations	(527,038)	(679,102)

Other expense:
Interest expense, amortization of convertible note discounts (Note 3)	(281,078)	(626,404)
Interest expense (Notes 2 & 3)	(212,631)	(215,346)
Fair value adjustment of derivative liabilities (Note 3)	(146,273)	(21,106)

Total other expense	(639,982)	(862,856)

Loss before income taxes	(1,167,020)	(1,541,958)

Income tax provision (Note 7)	-	-

Net loss	$(1,167,020)	$(1,541,958)

Net loss attributable to non-controlling interest (Note 1)	64,648	70,039

Net loss attributable to Company	$(1,102,372)	$(1,471,919)

Basic and diluted loss per common share	$(0.00)	$(0.16)

Weighted average common shares outstanding (Notes 1 & 5)	1,199,504,644	9,107,871

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders' Deficit

Years Ended December 31, 2015 and 2014

	Common stock		Additional paid-in	Accumulated	Non-controlling	Total shareholders
	Shares	Par value	capital	deficit	interest	deficit
Balance at December 31, 2013 (Restated)	2,525,609	$2,526	$14,951,844	$(23,121,589)	$4,045,534	$(4,121,685)

January through December 2014, issuance of common stock upon conversion of convertible debt (Notes 3 & 5)	20,936,964	20,937	474,849	-	-	495,786
	-	-	807,052	-	-	807,052
Reclassification of derivative liabilities upon conversion of convertible debt (Note 3)

November 2014, Reverse stock split (1 for 250) shares issued for fractional shares (Note 5)	842	-	-	-	-	-

Net loss	-	-	-	(1,471,919)	(70,039)	(1,541,958)

Balance at December 31, 2014	23,463,415	23,463	16,233,745	(24,593,508)	3,975,495	(4,360,805)

January through September 2015, issuance of common stock upon conversion of convertible debt and accrued interest (Notes 3 & 5)	2,201,018,202	2,201,018	(1,986,202)	-	-	214,816

Reclassification of derivative liabilities upon conversion of convertible debt (Note 3)	-	-	219,520	-	-	219,520

January through September 2015, issuance of common stock for services (Note 5)	4,000,000	4,000	12,000	-	-	16,000

Net loss	-	-	-	(1,102,372)	(64,648)	(1,167,020)

Balance at December 31, 2015	2,228,481,617	$2,228,481	$14,479,063	$(25,695,880)	$3,910,847	$(5,077,489)

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,167,020)	$(1,541,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (Note 5)	16,000	-
Amortization of debt issuance costs (Note 3)	12,184	11,109
Accretion of Series B preferred stock (Note 5)	75,338	75,338
Depreciation and amortization (Note 1)	-	196
Change in fair value of derivative liability (Note 3)	146,273	21,106
Amortization of discount on debentures payable (Note 3)	274,525	626,404
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	96,988	244,580
Related party payables (Note 2)	205,352	77,413
Dividends payable (Note 5)	32,324	32,324
Interest payable	99,534	70,205
Net cash used in operating activities	(208,502)	(383,283)

Cash flows from financing activities:
Proceeds from convertible notes (Note 3)	150,500	331,000
Proceeds from notes payable, other (Note 3)	67,600	86,200
Prodeeds from notes payable, related (Note 2)	20,384	15,500
Payments on notes payable (Note 3)	(9,704)	(7,910)
Payments on notes payable, related (Note 2)	(9,100)	(36,907)
Payments to placement agents (Note 3)	(11,500)	(13,500)
Net cash provided by financing activities	208,180	374,383

Net change in cash and cash equivalents	(322)	(8,900)

Cash and cash equivalents:
Beginning of year	972	9,872

End of period	$650	$972

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$15,914	$5,984

Noncash financing transactions:
Notes and interest payable converted to common stock	$214,816	$479,656
Reclassification of derivative liabilities upon conversion of convertible debt	$219,520	$807,052

See accompanying notes to consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

AlumiFuel Power Corporation (the "Company") was incorporated on January 19, 2000 under the laws of the state of Nevada as Organicsoils.com, Inc. Effective September 5, 2014, the Company changed its corporate domicile from Nevada to Wyoming.

The Company operates primarily through its subsidiaries, NovoFuel, Inc. ("Novofuel"), AlumiFuel Power, Inc., a Colorado corporation ("API"), and AlumiFuel Power Technologies, Inc., a Colorado corporation ("APTI"). The Company is an early production stage renewable energy company whose processes generate hydrogen gas and heat through the chemical reaction of aluminum, water, and proprietary additives. This technology is ideally suited for multiple applications requiring on-site, on-demand fuel sources, serving National Security and commercial customers. The Company's hydrogen generation feeds fuel cells for backup and portable power, provides lift gas for weather balloons, and can replace costly, hard-to-handle and high pressure K-Cylinders. Its hydrogen/heat output is also suitable to power fuel cell-based and turbine-based undersea propulsion and auxiliary power systems. In addition, NovoFuel has embarked on an initiative to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations. During the year ended December 31, 2015, the Company also signed an agreement to pursue possible lithium battery applications under the NovoFuel name, however, this initiative will require significant additional capital which there is no assurance the Company can successfully raise. The Company has significant differentiators in performance, adaptability, safety and cost-effectiveness in its target market applications, with no external power required and no toxic chemicals or by-products.

The financial statements contained herein for the years ended December 31, 2015 and 2014 comprise the consolidated financial statement of the Company and its subsidiaries NovoFuel, API, APTI, AlumiFuel Power International, Inc. ("AFPI"), and HPI Partners, LLC ("HPI").

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

The total number of AFPI shares outstanding at December 31, 2014 and 2015 was 68,111,864 shares and the Company owned 39,599,879 shares of AFPI common stock at both December 31, 2014 and 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Inherent in the Company's business are various risks and uncertainties, including its limited operating history. The Company's future success will be dependent upon its ability to market its products including its portable balloon inflation devices, from which it has not produced any revenue since 2013. In addition, this is dependent on the Company developing products based on its initiative to design and field hybrid renewable energy solutions for medical cannabis grow operations and potentially oilfield operations; and potential lithium battery applications, all of which will require a substantial capital investment that will require the Company to raise significant funds.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to raise capital through equity offerings and debt borrowings to meet its obligations on a timely basis and ultimately to attain profitability through the successful commercialization of its products.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at December 31, 2015 and 2014 were $-0-.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, formerly known as SFAS No. 109, "Accounting for Income Taxes". ASC Topic 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance for net deferred taxes is provided unless the ability to realize the deferred amount is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date. More information on the Company's income taxes is available in Note 6. Income Taxes in these financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined. We are not currently under examination by the Internal Revenue Service or any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Stock-based Compensation

The Company has certain stock option plans approved by its stockholders, and also grants options and warrants to consultants outside of its stock option plan pursuant to individual agreements.

The Company accounts for compensation expense for its stock-based employee compensation plans and issuances of options and warrants to consultants in accordance with ASC Topic 718, formerly known as SFAS No. 123R "Share Based Payment" which replaced SFAS No. 123, "Accounting for Stock-Based Compensation"("SFAS No. 123") and supersedes Opinion No. 25 of the Accounting Principles Board, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected the modified-prospective method, under which prior periods are not revised for comparative purposes. See Note 5. Capital Stock for further information on the Company's stock options plans and other warrant/option issuances.

Debt Issue Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method over the lives of the related debt. The straight-line method results in amortization that is not materially different from that calculated under the effective interest method.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2015 and 2014, respectively, was 68,114,864 of which the Company owned 39,599,879 shares or 58% as of both dates.

At December 31, 2015 and 2014 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of those dates. At December 31, 2015 a non-controlling interest in AFPI that totaled $3,910,847 is included in the Company's consolidated balance sheet. In addition, $64,648 of the net loss of AFPI of $154,437 for the year ended December 31, 2015 has been attributed to the non-controlling interest of those stockholders. Similarly, for the year ended December 31, 2014, the non-controlling interest totaled $3,975,495 with $70,039 of AFPI's total net loss of $167,314 attributed to the non-controlling interest of those stockholders.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs").

Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

The Company has determined that its derivative liabilities comprised of convertible notes payable fall under Level 3.

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options, warrants, and common stock underlying convertible promissory notes are not considered in the calculations for the periods ended December 31, 2015 and 2014, as the impact of the potential common shares, which totaled approximately 14,444,438,000 (December 31, 2015) and 909,480,260 (December 31, 2014), would be anti-dilutive. Therefore, diluted loss per share presented for the years ended December 31, 2015 and 2014 is equal to basic loss per share.

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

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, "Derivatives and Hedging", formerly known as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Reclassification

Certain amounts in the prior period have been reclassified to conform with current year presentation with no effect on net deficit or loss.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014- 08, Discontinued Operations (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). This amendment raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and for interim periods therein. During 2015, the Company did not take any restructuring actions that did not qualify as discontinued operations.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition (Topic 606): Revenue from Contracts with Customers ("ASU 2014-09"). This new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other US GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the guidance in ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Topic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the entity's financial statements are issued, or within one year after the date the entity's financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Topic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items that simplifies income statement presentation by eliminating extraordinary items from GAAP. This guidance is to be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted provided the guidance is applied from the beginning of the annual year of adoption. The Company has adopted the guidance and the adoption of this standard did not have an impact on the Company's consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis that meant to clarify the consolidation reporting guidance in GAAP. This guidance is to be applied using a retrospective method or a modified retrospective method, as outlined in the guidance, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company has adopted the guidance and the adoption of this standard did not have an impact on the Company's consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs related to a debt liability as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. As the Company does not currently have any debt obligations, the adoption of this standard will not impact the presentation of certain financial statement line items within the Company's balance sheets, results of operations, and related disclosures.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments, which eliminates the requirement for an entity to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is completed. ASU 2015-16 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company's financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. The amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in the update. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this standard will not have an impact on the Company's financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right of use asset and related lease liability for those leases classified as operating leases at the commencement date and have lease terms of more than 12 months. This topic retains the distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Although the Company currently has no lease obligations, it will adopt the new requirements if it enters into a lease obligation.

NOTE 2. RELATED PARTY TRANSACTIONS

Related Party Accounts Payable

The Board of Directors has estimated the value of management services compensation for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2015 and 2014. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing management compensation of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company owed $562,642 and $391,592, respectively to its officers for management services compensation.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2015 and 2014, the Company expensed $1,505 and $2,917, respectively to a corporation controlled by Messrs. Fong and Olson under this bonus program. At December 31, 2015 and 2014, respectively, there was $1,915 and $410 payable under the bonus plan.

In the years ended December 31, 2015 and 2014, APTI paid a management fee of $6,500 per month to a company controlled by the Company's officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the years ended December 31, 2015 and 2014, these management fees totaled $78,000. As of December 31, 2015 and 2014, the Company owed $47,835 and $27,485 in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month in 2015 and 2014. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $18,000 and $18,000 for the years ended December 31, 2015 and 2014, respectively. A total of $23,800 and $16,000 in rent expense was accrued but unpaid at December 31, 2015 and 2014.

Accounts payable to related parties consisted of the following at December 31, 2015 and 2014:

	2015	2014
Management compensation and fees payable to officers & affiliates of officers	$610,262	$418,862

Bonus payable to officers	1,915	410

Rent payable to affiliate of officers	23,800	16,000

Accrued other expenses payable to officers	37,134	32,487

Total accounts payable, related party	$673,111	$467,759

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the years ended December 31, 2015 and 2014:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Notes Payable – Related Parties and Affiliates:

Principal balance 12/31/13	$42,868
Notes issued 2014	15,500
Notes repaid 2014	(36,907)
Principal balance 12/31/14	21,461
Notes issued 2015	20,384
Notes repaid 2015	(9,100)
Principal balance 12/31/15	$32,745

HPI Partners, LLC

In periods prior to December 31, 2012, HPI received loans from Company officers or their affiliates that were repaid in prior periods. Accrued interest due totaling $235 remained unpaid on these paid notes as of both December 31, 2015 and 2014.

Total notes and interest payable to related parties consisted of the following at December 31, 2015 and 2014:

	2015	2014
Notes payable to officers; interest at 8% and due on demand	$4,595	$1,512

Notes payable to affiliates of Company officers; interest at 8% and due on demand	28,150	41,356

Notes payable, related party	32,745	21,461

Interest payable related party	9,796	8,310

Total principal and interest payable, related party	$42,541	$29,771

NOTE 3. NOTES PAYABLE

AlumiFuel Power Corporation

From time to time the Company has issued various promissory notes payable to an unaffiliated trust, Gulfstream 1998 Irrevocable Trust. All notes bear an interest rate of 8% and are due on demand. As of December 31, 2013, $170,014 in principal and $13,641 in interest was outstanding on these notes. During the year ended December 31, 2014, the trust loaned the Company an additional $58,800; and sold $126,300 in principal on these notes to unaffiliated third parties that became convertible notes. In addition, the trust converted $7,600 of these notes to common stock during the same period. The Company made payments on these notes during the year ended December 31, 2014 totaling $7,910 in principal and $2,290 in accrued interest. As a result of these transactions there was $87,004 in principal and $20,091 in accrued interest payable on these notes at December 31, 2014. During the year ended December 31, 2015, the trust loaned the Company an additional $67,600; and sold $47,900 in principal and $4,499 on these notes to unaffiliated third parties that became convertible notes. The Company made payments on these notes during the year ended December 31, 2015 totaling $9,705 in principal and $15,905 in accrued interest. There was $97,000 in principal and $6,716 in accrued interest payable on these notes at December 31, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

As of December 31, 2013, $32,732 in principal was outstanding on a demand promissory note from an unaffiliated third party with interest payable at 8%. During the years ended December 31, 2015 and 2014, no further transactions occurred leaving a principal balance of $32,732 with interest due of $10,818 and $8,199 as of December 31, 2015 and 2014, respectively.

As of December 31, 2013, the Company owed an unaffiliated third party $43,087. The notes to this party are due on demand and bear interest at 8% per annum. During the years ended December 31, 2015 and 2014, no further transactions occurred leaving a principal balance of $43,087 with interest due of $13,210 and $9,763 as of December 31, 2015 and 2014, respectively.

At December 31, 2013, the Company owed a total of $113,000 to CareBourn Capital, an unaffiliated third party. These notes carried interest rates of 8% per annum. During the year ended December 31, 2014, $100,000 of these notes was reissued as a convertible note and appears under Convertible Notes below. As a result of these transactions there was $13,000 in principal and $20,583 in accrued interest payable as of December 31, 2014. There were no further transactions in 2015 leaving principal and interest of $13,000 and $21,623, respectively, due at December 31, 2015.

During the year ended December 31, 2013, the Company owed $6,000 to an unaffiliated third party. This note carried interest at a rate of 8% and was due on demand. During the year ended December 31, 2014, this note was assigned to a third party and converted to common stock of the Company including the conversion of $6,000 in principal and $1,132 in accrued interest leaving no balance due on this note as of December 31, 2014.

Certain notes for which all principal was paid in previous years have interest payable balances. This amounted to $57 at both December 31, 2015 and 2014, respectively.

Many of the Company's notes issued to unaffiliated third parties contain provisions allowing them to be converted to common stock of the Company at market price on the date of conversion.

AlumiFuel Power, Inc.

Certain notes for which all principal was paid in previous years have interest payable balances that amounted to $1,050 at both December 31, 2015 and 2014, respectively.

AlumiFuel Power International, Inc.

During the quarter ended June 30, 2012, $26,100 in accrued interest payable to an unaffiliated third party was converted to a convertible promissory note leaving an interest balance due of $5 at both December 31, 2015 and 2014.

As of December 31, 2013 there was a balance due an unaffiliated third party of $25,000 with an interest rate of 12%. During the year ended December 31, 2014, this note and accrued interest was assigned to CareBourn Capital and converted to a new convertible promissory note as explained more fully under Convertible Notes below.

As of December 31, 2015 and 2014 there were $217,130 of notes payable to third parties outstanding. These notes are due on demand with an interest rate of 10% and may be converted to AFPI common stock if AFPI's common stock begins trading again. These notes are all beyond their maturity date and are therefore in default. As of December 31, 2015 and 2014, there was a total of $51,747 and $29,329, respectively, in interest payable on these notes.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

HPI Partners, LLC

In periods prior to 2012, the Company issued various notes payable to unaffiliated third parties through HPI. These notes were also repaid in the periods prior to December 31, 2013 leaving interest payable of $647 at December 31, 2015 and 2014.

Notes and interest payable to others consisted of the following at December 31, 2015 and 2014:

	2015	2014
Notes payable, non-affiliates; interest at 8% and due on demand	$185,819	$175,823

Notes payable, non-affiliates; interest at 10% and due one year from issuance	217,130	217,130
	402,949	392,953

Interest payable, non-affiliates	105.868	89,724

Total principal and interest payable, other	$508,817	$482,677

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the "Debentures"). Of that amount, $10,000 of these debentures remained unpaid as of December 31, 2015 and 2014.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At December 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding Debentures resulting in a derivative liability balance of $4,954 at December 31, 2014.

At December 31, 2015, the Company revalued the derivative liability balance of the remaining outstanding Debentures resulting in a derivative liability balance of $5,154 at December 31, 2015.

January 2012 Convertible Notes

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to J&J Potatoes. These notes were due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company had determined the conversion feature did not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company's common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company allowed the investor to convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share leaving a principal balance due of $48,300 at December 31, 2014. During the year ended December 31, 2015, these notes were sold to More Capital and the Company agreed to change the conversion terms to reflect a 50% discount to the lowest trading price of the Company's common stock for the ten day period immediately preceding conversion. This resulted in an initial loss on the valuation and a corresponding derivative liability expense of $50,715.

During the year ended December 31, 2015 More Capital converted $4,696 in principal on these notes to 93,916,856 shares of common stock at $0.00005 per share and resulting in a principal balance of $43,604 at December 31, 2015.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding notes resulting in a derivative liability balance of $45,784 at December 31, 2015.

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

October/November Convertible Notes

In October and November 2012 a private investor purchased a total of $139,600 in existing notes from a third party note holder (together the "October/November Notes"). The notes were amended to include a maturity date that is nine months from the amendment date or July/August 2013 and have an 8% interest rate. The October/November Notes were convertible at 50% of the lowest closing bid price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

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

2013 Asher Convertible Notes

During the year ended December 31, 2013, the Company entered into note agreements with the Asher Enterprises for the issuance of convertible promissory notes in the aggregate amount of $50,000 (the "2013 Asher Convertible Notes"):

The 2013 Asher Convertible Notes were convertible at 50% of the average of the lowest three trading prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion with an interest rate of 8% per annum.

The beneficial conversion feature (an embedded derivative) included in the 2013 Asher Convertible Notes resulted in total initial debt discounts of $50,000 and a total initial loss on the valuation of derivative liabilities of $38,500 for a derivative liability balance of $88,500 total at issuance.

As of December 31, 2013, the total face value of the 2013 Asher Convertible Notes outstanding was $39,610.

During the year ended December 31, 2014, the 2013 Asher Convertible Notes holders converted the remaining principal balance of $39,610 plus $2,200 in interest to 913,238 shares of our common stock, or $0.045 per share. As a result of all conversions, the Company recorded a decrease to the derivative liability of $79,220 taking it to $0.

May 2013 Notes

In May 2013 the Company issued $2,500 of 8% unsecured convertible note to an investor (the "May 2013 Notes"). The May 2013 Notes were due in February 2014 and were convertible at 50% of the lowest closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2013 CareBourn Notes

In the year ended December 31, 2013 a private investor purchased a total of $118,351 in existing notes from one of our third party note holders and loaned an additional $32,000 in new notes for a total of $150,351 (together the "2013 CareBourn Notes"). The assumed notes have an interest rate of 6% per annum. The new notes are due in December 2013 and have an 8% interest rate.

The 2013 Convertible Notes are convertible at a conversion price for each share of common stock equal to 50% of the lowest closing bid price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

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

During the year ended December 31, 2015, the note holders converted a total of $60,536 in principal and $3,712 in interest of the 2014 CareBourn Notes to 703,051,247 shares of our common stock, or $0.00009 per share. As a result of the conversion of these notes, the Company recorded a decrease to the derivative liability and as of December 31, 2015, the total face value of the 2014 CareBourn Notes outstanding was $189,753.

At December 31, 2015, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes resulting in a derivative liability balance of $241,189 at that date.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JMJ Convertible Note

In June 2013 we issued $16,500 of 12% unsecured convertible note with a private investor (the "JMJ Convertible Note"). The JMJ Convertible Note is due in May 2014 and is convertible at 60% of the lowest trading price per share of the Company's common stock for the twenty-five (25) trading days immediately preceding the date of conversion.

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

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note. Therefore, for the period from their issuance to December 31, 2014, the Company revalued the derivative liability balance of the remaining outstanding note resulting in a derivative liability balance of $9,867 at December 31, 2014.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding note of $20,000 resulting in a derivative liability balance of $24,217 at December 31, 2015.

Wexford Convertible Note

In May 2013, the Company issued a $75,000 convertible note to the former landlord of API as part of a settlement agreement with respect to a Judgment by Confession entered against API in the Court of Common Pleas Philadelphia County in Philadelphia as described more fully in Note 7 - Commitments and Contingencies below. This note is due in May 2014 and carries an interest rate of 8% per annum. This note may be converted at any time beginning on November 30, 2013 into shares of our common stock at the average of the lowest three (3) Trading Prices for the common stock during the ten trading days prior to the Conversion Date. As this note is convertible at market, there is no imbedded derivative and therefore no corresponding derivative liability. As of both December 31, 2015 and 2014, the entire balance of $75,000 on this note remained outstanding.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

WHC Capital Notes

During the year ended December 31, 2013, an unaffiliated institutional investor purchased three notes totaling $19,900 from third party note holders and a new note in the amount of $10,000 for a total of $29,900 in amounts due (the "WHC Notes"). The WHC Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in June 2014.

The beneficial conversion feature (an embedded derivative) included in the WHC Notes resulted in an initial debt discount of $29,900 and an initial loss on the valuation of derivative liabilities of $25,178 for a derivative liability balance of $55,078 at issuance.

As of December 31, 2013, the total face value of the WHC Notes outstanding was $16,212. During the year ended December 31, 2014, the noteholders converted the balance of $16,212 in face value and $492 in interest of the WHC Notes to 436,552 shares of our common stock, or $0.02 per share. As a result of these transactions, the Company decreased the derivative liability to $0 and as of December 31, 2014, the total face value of the WHC Notes outstanding was $0.

During the year ended December 31, 2014, WHC purchased additional notes totaling $101,300 from a third party note holders and new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2104 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

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

During the year ended December 31, 2015, the note holders converted a total of $20,614 in face value on the WHC 2014 Notes to 249,053,338 shares of our common stock, or $0.00008 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability to $77,413 and as of December 31, 2015, the total face value of the WHC 2014 Notes outstanding was $68,122.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes resulting in a derivative liability balance of $77,413 at that date.

Schaper Notes

In December 2013 we issued a $15,000 8% unsecured convertible note to a private investor, in January 2014 we issued an additional $10,000 note under the same terms and in July 2015 a third note of $16,500 was issued under the same terms (together the "Schaper Notes"). The Schaper Notes are due in August and October 2014, and July 2015, and have a conversion price of 50% of the lowest three trading prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The beneficial conversion feature (an embedded derivative) included in the Schaper Notes resulted in an initial debt discount of $41,500 and an initial loss on the valuation of derivative liabilities of $16,320 for a derivative liability balance of $57,820 at issuance.

At December 31, 2014 the Company revalued the derivative liability balance of the outstanding Schaper Notes then totaling $25,000 resulting in a derivative liability balance of $26,500 at December 31, 2014.

At December 31, 2015 the Company revalued the derivative liability balance of the outstanding Schaper Notes totaling $41,500 resulting in a derivative liability balance of $46,856 at that date.

2014 Asher Convertible Note

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

During the year ended December 31, 2014, the holder converted a total of $21,000 in face value of the note to 840,000 shares of our common stock, or $0.025 per share. As a result of this transaction, the Company recorded a decrease to the derivative liability for a balance of $1,620 and the balance due on the notes was $1,500 as of December 31, 2015 and 2014.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,569 at that date.

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

During the year ended December 31, 2014, the note holders converted a total of $18,377 in face value of the JSJ Notes to 2,066,015 shares of our common stock, or $0.009 per share. As a result of these transactions the total face value of the JSJ Notes outstanding was $6,623 at December 31, 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding JSJ Convertible Note. Therefore, for the period from their issuance to December 31, 2014, the Company decreased the previously recorded liabilities resulting in a derivative liability balance of $7,020 at December 31, 2014.

During the year ended December 31, 2015, the note holders converted the balance of $6,623 in principal and $2,102 in interest of the JSJ Notes to 108,708,299 shares of our common stock, or $0.0008 per share. As a result of these transactions the amounts payable on the JSJ Notes outstanding was $0 at December 31, 2015.

LG Funding Notes

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor. This note is due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. In June 2014 we issued an additional $25,000 note to this same investor with the same terms and conditions (the "LG Convertible Notes")

We received net proceeds from the LG Convertible Note of $61,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of December 31, 2014, $2,567 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Notes resulted in an initial debt discount of $65,000 and an initial loss on the valuation of derivative liabilities of $5,200 for a derivative liability balance of $70,200 at issuance.

During the year ended December 31, 2014, the note holders converted a total of $10,600 in face value and $452 in accrued interest of the LG Funding Notes to 884,141 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $11,448 and as of December 31, 2014 the total face value of the LG Funding Notes outstanding was $54,400.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes resulting in a derivative liability balance of $58,752 at December 31, 2014.

During the year ended December 31, 2015, the note holders converted a total of $33,135 in face value and $2,666 in accrued interest of the LG Funding Notes to 327,367,979 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of December 31, 2015 to $24,178 and the total face value of the LG Funding Notes outstanding was $21,265.

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

During the year ended December 31, 2014, the note holder converted a total of $1,350 in face value of the Iconic Notes to 1,928,571 shares of our common stock, or $0.0007 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability of $1,418 and as of December 31, 2014, the total face value of the Iconic Notes outstanding was $35,814.

At December 31, 2014 the Company revalued the derivative liability balance of the remaining outstanding Iconic Convertible Note resulting in a derivative liability balance of $63,766 at December 31, 2014.

During the year December 31, 2015, the note holder converted a total of $35,814 in face value and $1,503 in accrued interest of the Iconic Notes to 130,147,427 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of December 31, 2015, the total face value of the Iconic Notes outstanding was $0.

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

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note balance of $17,500 resulting in a derivative liability balance of $20,267 at December 31, 2015.

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

The Company received net proceeds from the Beaufort Note of $12,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the Beaufort Note or such shorter period as the Note may be outstanding. As of December 31, 2015, all of these costs had been expensed as debt issuance costs.

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

During the year ended December 31, 2015, the note holders converted a total of $13,361 in face value of the Beaufort Notes to 62,295,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of December 31, 2015, the total face value of the Beaufort Notes outstanding was $16,000.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $16,640 at December 31, 2015.

Pure Energy 714 2015 Notes

In January 2015, Pure Energy 714 purchased a note totaling $21,000 in principal and $3,360 in accrued interest from one of our third party note holders and a new note in the amount of $24,360; and in August 2015 Pure Energy 714 purchased an additional note totaling $11,900 in principal and $1,139 in interest and issued a new note in the amount of $13,039 (together the "Pure Energy 2015 Notes"). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 60% and 55%, respectively, of the lowest closing price per share of the Company's common stock for the thirty (30) and twenty (20) trading days, respectively, immediately preceding the date of conversion as adjusted for splits and other events. These notes have an interest rate of 8% per annum and are due in July 2015 and August 2015.

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Notes resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $14,655 for a derivative liability balance of $39,025 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During the year ended December 31, 2015, the note holders converted a total of $23,160 in face value of the Pure Energy 2015 Notes to 388,657,736 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company decreased the derivative liability and as of December 31, 2015, the total face value of the Pure Energy 2015 Notes outstanding was $14,239.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes resulting in a derivative liability balance of $15,398 at December 31, 2015.

Black Forest Capital 2015 Notes

In March 2015, an institutional investor purchased notes totaling $15,000 in principal from one of our third party note holders and issued a replacement convertible note in the amount of $15,000. In addition, this investor loaned the Company an additional $5,000 through a convertible note. These two notes together comprise a principal balance of $20,000 (together the "Black Forest Capital 2015 Notes"). The Black Forest Capital Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 10% per annum, with a default interest rate of 15%, and are due in March 2016.

The beneficial conversion feature (an embedded derivative) included in the Black Forest Capital 2015 Notes resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $1,100 for a derivative liability balance of $21,100 at issuance.

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of December 31, 2015, $833 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2015, the note holders converted a total of $6,894 in face value of the Black Forest Capital 2015 Notes to 137,880,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and the total face value of the Black Forest Capital 2015 Note outstanding was $13,106. In November 2015, Black Forest Capital called an event of default on the notes due to a covenant that we maintain an ongoing bid price for the Company's common stock. As a result of the default, both the principal and interest due on the note increased to 50% resulting in an outstanding principal balance of $19,659 at December 31, 2015.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes resulting in a derivative liability balance of $22,096 at that date.

CareBourn Capital 2015 Notes

In March 2015 we issued a total of $64,500 in two 12% convertible notes to CareBourn Capital, LP and in August 2015 an additional $33,000 in a third 12% convertible note (together the "CareBourn 2015 Notes"). The CareBourn 2015 Notes are due in December 2015 and May 2016 and have a conversion price of 50% of the lowest trading price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the CareBourn 2015 Notes resulted in an initial debt discount of $97,500 and an initial loss on the valuation of derivative liabilities of $7,324 for a derivative liability balance of $104,824 at issuance.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The Company received net proceeds from the CareBourn 2015 Notes of $88,500 after debt issuance costs of $9,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of December 31, 2015, $5,500 of these costs had been expensed as debt issuance costs leaving a balance of $3,500 at December 31, 2015.

At December 31, 2015 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes resulting in a derivative liability balance of $107,478 at December 31, 2015.

LG Capital 2015 Note

In February 2015 we issued a $31,500 8% unsecured convertible note with a private investor (the "LG 2015 Note"). The LG 2015 Note due in February 2016 and has a conversion price of 50% of the lowest trading price per share of the Company's common stock for the twenty (20) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the LG 2015 Note resulted in an initial debt discount of $31,500 and an initial loss on the valuation of derivative liabilities of $3,780 for a derivative liability balance of $35,280 at issuance.

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of December 31, 2015, $1,375 of these costs had been expensed as debt issuance costs leaving a balance of $125.

At December 31, 2015 the Company revalued the derivative liability balance of the outstanding LG 2015 Note balance of $31,500 resulting in a derivative liability balance of $35,280 at December 31, 2015.

Convertible notes payable, net of discounts; and interest payable consisted of the following at December 31, 2015 and 2014:

December 31, 2015

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes (More Capital); non-affiliate; interest at 8% due January 2013; outstanding principal of $43,604 face value net of discount of $0	43,604
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $0	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $189,753 face value net of discount of $0	189,753
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $68,122 face value net of discount of $0	68,122
Schaper Notes; non-affiliate; interest at 8%; due August 2014 and July 2016; face value $41,500 net of discount of $8,250	33,250
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $21,265 net of discount of $0	21,265
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $97,500 face value net of discount of $16,500	81,000
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $13,106 face value net of discount of $2,186	17,473
LG Capital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $2,626	28,874
Pure Energy 2015 Notes; non-affiliate; interest at 8%; due July 2015 and August; $14,239 face value net of discount of $0	14,239
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $0	16,000
Total convertible notes, net of discount	637,580

Discount on convertible notes	29,562

Total convertible notes payable	667,152

Interest payable, convertible notes	178,760

Total convertible notes payable and accrued interest payable	$845,912

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes; non-affiliate; interest at 8%; due January 2013	48,300
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $250	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $250,289 face value net of discount of $28,333	221,956
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $88,739 face value net of discount of $39,528	49,211
Schaper Notes; non-affiliate; interest at 8%; due August 2014; face value $25,000 net of discount of $1,111	25,000
JSJ Notes; non-affiliate; interest at 12%; due August 2014; face value $6,623 net of discount of $0	6,623
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $54,400 net of discount of $16,358	38,042
Iconic Notes; non-affiliate; interest at 5%; due February 2015; face value $35,814 net of discount of $3,438	32,376
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $4,357	13,125
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $29,261 net of discount of $22,192	7,169
Total convertible notes, net of discount	548,301

Discount on convertible notes	114,221

Total convertible notes payable	662,522

Interest payable, convertible notes	129,386

Total convertible notes payable and accrued interest payable	$791,908

NOTE 4. NOTES RECEIVABLE

At December 31, 2015 and 2014, there were $0 and $62,853 in loans due the Company from FastFunds Financial Corporation ("FFFC"), an affiliate in which the Company is a minority stockholder, to assist FFFC in payment of its ongoing payment obligations and protect the Company's investment. During the years ended December 31, 2015 and 2014, FFFC was able to repay $62,853 and $89,500, respectively, in principal on these loans. Each of these loans carries an interest rate of 8% per annum and are due on demand. Management of the Company evaluated the likelihood of payment on these notes and has determined that an allowance of the entire balance due is appropriate. The Company has allowed for all interest due on these notes and did not record any interest receivable during the years ended December 31, 2015 and 2014. Given the uncertainty of payments on these notes, if payments of interest are received they are considered interest income that is offset against interest expense.

As of December 31, 2015 and 2014, the Company had $8,000 due from a then affiliated publicly traded company. This note carries interest at 8% per annum and is due on demand. The entire principal balance of $8,000 plus $2,663 and $2,023 in accrued interest remained receivable at December 31, 2015 and 2014, respectively. Management of the Company annually evaluates the likelihood of payment on these notes and determined that an allowance of the entire balance due is appropriate. Accordingly, the Company did not accrue interest in either of the years ended December 31, 2015 and 2014.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 5. CAPITAL STOCK

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

Common Stock

During the year ended December 31, 2014, we issued a total of 20,936,964 shares of our common stock on the conversion of $495,786 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company re-classified $807,052 of derivative liabilities to additional paid-in capital upon conversion of the related convertible debt.

During the year ended December 31, 2015, we issued a total of 2,201,018,202 shares of our common stock on the conversion of $214,816 in principal and interest on our various convertible promissory notes. In addition to the converted principal and interest on the notes, the Company re-classified $219,520 of derivative liabilities to additional paid-in capital upon conversion of the related convertible debt.

During the year ended December 31, 2015 we issued 4,000,000 shares of our common stock for services valued at $16,000 based on the $0.004 market price for our common stock on the date of grant.

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

There were 404,055 shares of our Series B Preferred Stock outstanding at December 31, 2015 and 2014. There were $142,719 and $110,395 in dividends payable on our Series B Preferred stock at December 31, 2015 and 2014, respectively, including $32,324 in dividends accrued in each of the years then ended.

The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. Accordingly, $75,338 in accretion was recorded as interest expense for the year ended December 31, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Warrants

A summary of the activity of the Company's outstanding warrants at December 31, 2014 and December 31, 2015 is as follows:

A summary of the activity of the Company's outstanding warrants at December 31, 2014 and December 31, 2015 is as follows:	Warrants	Weighted-average exercise price	Weighted-average grant date fair value

Outstanding and exercisable at December 31, 2013	4,520	$107.00	$17.50

Granted	-	-	-
Expired/Cancelled	-	-	-
Exercised	-	-	-

Outstanding and exercisable at December 31, 2014	4,520	$107.00	$17.50

Granted	-	-	-
Expired/Cancelled	(600)	50.00	80.00
Exercised	-	-	-

Outstanding and exercisable at December 31, 2015	3,920	$105.00	$7.58

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of December 31, 2015:

Exercise price range	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining life

$ 2.50	160	$2.50	0.4 years

$ 75.00-$200.00	3,600	91.67	1.4 years

$ 500.00	160	500.00	0.9 years

	3,920	$0.43	1.2 years

Stock Options

On March 4, 2009, our board of directors authorized our 2009 Stock Incentive Plan which was amended on May 6, 2009 and approved by our stockholders effective on May 26, 2009. The plan allowed for the issuance of up to 400 shares of our common stock through one or more incentive grants including stock options, stock appreciation rights, stock awards, restricted stock issuances and performance shares to officers, directors, employees and consultants of the Company. The plan was administered by our board of directors.

All remaining options outstanding under the 2009 Stock Incentive Plan expired in the first quarter of 2015. A summary of outstanding stock option balances under 2009 Stock Incentive Plan at December 31, 2014 and at December 31, 2015 is as follows:

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

2009 Stock Incentive Plan

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 31, 2013	400	$3,750.00	1.7	$0

Options expired	(227)	-	-	-
Options granted	-	-	-	-
Outstanding at December 31, 2014	173	$3,750.00	0.2	$0

Options expired	(173)
Options granted	-	-	-	-

Outstanding at December 31, 2015	0	$0	0.0	$0

NOTE 6. COMMITMENTS AND CONTINGENCIES

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance. During the year ended December 31, 2014, the Company recorded additional estimated penalty and interest expense of $15,976 for an estimated balance due at that date of $150,059. During the year ended December 31, 2015, the Company recorded additional estimated penalty and interest expense of $16,552 for an estimated balance due at that date of $166,611. This amount is included on the consolidated balance sheets at December 31, 2015 and 2014 as "payroll liabilities".

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

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

We reached a Settlement Agreement with Wexford-UCSC II, L.P. in May 2013. Pursuant to the terms of the Settlement Agreement, the Company paid a cash payment of $2,000 and issued a Convertible Promissory Note in the amount of $75,000, as described more fully as "Wexford Convertible Note" in Note 3 - Notes Payable above. Also pursuant to the terms of the Settlement Agreement, AlumiFuel Power, Inc., AlumiFuel Power Corporation and all affiliated entities and persons have been fully released. This note remained fully outstanding as of December 31, 2015 and 2014.

NOTE 7. INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended December 31, 2015 and 2014:

	For the year ended December 31,	For the year ended December 31
	2015	2014
U.S. statutory federal rate	34.00%	34.00%
State income tax rate	4.63%	4.63%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

At December 31, 2015, deferred tax assets consisted of a net tax asset of $9,953,375, due to operating loss carry forwards of $25,765,919, which was fully allowed for, in the valuation allowance of $9,953,375. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The increase in the deferred tax assets and the corresponding valuation allowance during the year ended December 31, 2015 was $63,845 based on the $9,889,530 reported by the Company at December 31, 2015. The net operating loss carry forward expires through the year 2035.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO /CFO has concluded that as of December 31, 2015, disclosure controls and procedures, were effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)(b)(c) Identification of directors and executive officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

NAME	AGE	POSITION	SINCE
Henry Fong	80	President, Principal Executive Officer, Principal Accounting Officer and Director	May 2005

Thomas B. Olson	50	Secretary	May 2005

(c) Significant employees

Not applicable.

(d) Family relationships

None.

(e) Business experience

HENRY FONG

Mr. Fong has been the president and a director of the Company since May 2005. Mr. Fong has been a director of FastFunds Financial Corporation, a publicly traded company with operations of ancillary businesses service the cannabis industry, since June 2004. Mr. Fong has been a Director of SurgLine International, Inc. (f/k/a China Nuvo Solar Energy, Inc.) since March 2002 and was its president from March 2002 through September 1, 2011. SurgLine is a publicly traded company that sources and distributes high quality FDA approved medical and surgical products at discount prices. Mr. Fong was the Chief Executive Officer of Techs Loanstar, Inc. (and its predecessor companies), a publicly traded Company that provides software technology solutions to the healthcare market, from April 2008 to July 2011. Since July 2009 Mr. Fong has been the sole director, President and Chief Financial Officer of PB Capital International, Inc. ("PBIC"), a blank check shell company that filed Form 10 registration statement which went effective in October 2009. From July 2010 to September 2013, Mr. Fong was President and a director of Green Energy TV, Inc., a privately-held owner of "green" websites, most notably greenenergytv.com. Since December 2008, Mr. Fong has been President and a director of Carbon Capture Corporation, a privately held owner of certain carbon based intellectual property. Since June 2012, Mr. Fong has been an officer and a director of Greenfield Farms Food, Inc., a publicly-traded pizza restaurant company. From 1959 to 1982 Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981 he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University and was a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong has passed the uniform certified public accountant exam. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in FINANCIAL WORLD magazine's corporate American "Dream Team."

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

(b) Compensation discussion and analysis

The Board of Directors has estimated the value of management services compensation for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $120,000 for each of the years ended December 31, 2015 and 2014. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing management compensation of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $132,000 for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company owed $562,642 and $391,592, respectively to its officers for management services compensation.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the years ended December 31, 2015 and 2014, the Company recorded $1,505 and $2,917, respectively to a corporation controlled by Messrs. Fong and Olson under this bonus program. At December 31, 2015 and 2014, respectively, there was $1,915 and $410 payable under the bonus plan.

(c)  Summary compensation table

The following table summarizes the compensation accrued to our principal executive officer, principal financial officer and any other executive officers for the years ended December 31, 2015 and 2014, whose total compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Henry Fong	2015	$96,000	$1,204	0	$90,000	$187,204
President & Director; Principal Executive Officer &	2014	$96,000	$2,334	0	$90,000	$188,334
Principal Accounting Officer

David J. Cade	2015	$100,000	0	0	$0	$100,000
President,	2014	$200,000	0	0	$0	$200,000
AlumiFuel Power Technologies, Inc. & NovoFuel, Inc.

(d) Grants of plan based awards table

There were no grants made to officers in the years ended December 31, 2015 or 2014.

(e) Narrative disclosure to summary compensation table and grants

For Mr. Fong in 2015 and 2014, in addition to management compensation and bonus as discussed above, other compensation represents management compensation to Mr. Fong from AFPI of $90,000, which was accrued, but unpaid in 2015.

For 2015 and 2014, Mr. Cade's compensation included only his accrued salary of $100,000 and $200,000, respectively, which was accrued but unpaid in both years. As a result of the Company's results of operations in 2015, the board of directors has suspended further accrual of salary for Mr. Cade until further notice but will revisit that decision as warranted by future events.

(f) Outstanding equity awards at fiscal year end table

Not applicable.

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

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2016 by: (1) each person known by the Company to beneficially own 5% or more of the Company's outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company's directors; and (4) all of the Company's named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Preferred Stock(2)	Number of Options Warrants Beneficially Owned	Total Shares Beneficially Owned	Percent of Class

Henry Fong (3) 7315 East Peakview Ave Englewood, CO 80111	162	154,405	-	162	0.00%

Thomas B. Olson (4) 7315 East Peakview Ave Englewood, CO 80111	9	98,938	-	9	0.00%

David J. Cade (5) 2 Bala Plaza, Ste 300 Bala Cynwyd, PA 19004	3	138,462	300	303	0.00%

All Executive Officers and Directors as a Group (3 persons) (3)(4)(5)	174	391,805	416	590	0.00%

________________

(1)

As of March 31, 2016, 2,228,481,617 shares of our common stock were outstanding. Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the record date are deemed outstanding for computing the beneficial ownership percentage of the person holding such options or warrants but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

28

(2)

In August 2011, the Company authorized the issuance of up to 750,000 shares of $0.001 par value Series B Preferred Stock (the "Series B Preferred"). The Series B Preferred has a stated value of $1.00 and pays a dividend of 8% payable quarterly in our common stock. In the event of a liquidation of the Company, the holders of Series B Preferred then outstanding will be entitled to receive a liquidation preference, before any distribution is made to the holders of our common stock, in an aggregate amount equal to the par value of their shares of Series B Preferred. Each share of Series B Preferred is convertible into that number of shares of common stock on terms that are equal to (i) 100% of the Stated Value divided by (ii) 52% of the average of the three lowest day closing bid prices of the Company's common stock for the 10 trading days immediately preceding the conversion. There is a Mandatory Conversion Date of July 12, 2016. At any time after the date of issuance of the Series B Preferred until the Mandatory Conversion Date, we may redeem, in cash, the Series B Preferred in accordance with the following: (a) if prior to or on the first anniversary of the date of issue at 105% of the Stated Value thereof and (b) if after the first anniversary of the date of issue and prior to the Mandatory Conversion Date at 110% of the Stated Value thereof. If all shares of Series B Preferred were to be converted to shares of common stock as of March 31, 2016, a total of 7,770,288,462 shares would be issued to the Company's officers and directors giving them effective control of the Company. The Series B Preferred also carries voting rights on an "as if converted" basis providing for effective control of the Company by the above named officers.

(3)

In addition to securities owned directly by Mr. Fong, these amounts also consist of: 162 common shares and 64,191 Series B Preferred shares held by a limited liability corporation in which Mr. Fong is the majority member; and 29,500 shares Series B Preferred held by a corporation in which Mr. Fong has voting and dispositive powers. These shares do not include any shares held by Mr. Fong's spouse of which he disclaims any beneficial ownership.

(4)

In addition to securities owned directly by Mr. Olson, these amounts consist of: 6 common shares held by a limited liability corporation in which Mr. Olson is the sole member; 3 common shares held by HF Services, LLC of which Mr. Olson is a member, which represents his portion of the membership interest; and 61,700 shares of Series B Preferred owned by two corporations in which Mr. Olson has voting and dispositive powers.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a) Transactions with related persons

Our offices are provided to us on a month to month basis by a corporation in which our officers and director are affiliated. We paid $1,500 per month for use of office space in both 2014 and 2015. This fee includes the use of business machines, telephone equipment and other office equipment. The Company also pays a management fee to this corporation of $6,500 per month for services related to the bookkeeping, accounting and corporate governance functions of its subsidiaries.

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

Director Independence

Our board of directors has one director and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the board of directors be independent and have no members of our board considered "independent" under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that our board has chosen to use for the purposes of the determining independence.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company's independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company's financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company's management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

D. Brooks and Associates CPA's, P.A. served as the Company's certifying accountant for the fiscal years ended December 31, 2015 and 2014.

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2014 was $7,410 and consisted of audit of the Company's annual financial statements. For the fiscal year ended December 31, 2014, the Company paid D. Brooks and Associates CPA's $2,550 for reviews of the Company's third quarter financial statements.

Fees for audit services billed for the fiscal year ended December 31, 2015 will be $10,000 and consists of audit of the Company's annual financial statements. For the fiscal year ended December 31, 2015, the Company paid D. Brooks and Associates CPA's $10,320 for reviews of the Company's quarterly financial statements.

Audit-Related Fees

There were no other aggregate fees billed in the year ended December 31, 2015 or 2014 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no aggregate fees billed the year ended December 31, 2015 or 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other aggregate fees billed in the year ended December 31, 2015 and 2014 for products and services provided by the principal accountant, other than the services reported above.

PART IV

ITEM 15. EXHIBITS

Exhibits

2.1

Agreement and Plan of Reorganization by and between the Registrant and Inhibetex Therapeutics, Inc. dated March 24, 2005 (incorporated by reference to Exhibit No. 1 of Registrant's Current Report on Form 8-K filed on March 29, 2005).

2.2

Articles of Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Nevada Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant's Current Report on Form 8-K filed on May 25, 2005).

2.3

Statement of Share Exchange relating to the share exchange by and between Inhibiton Therapeutics, Inc. (formerly known as Organic Soils.com, Inc.) and Inhibetex Therapeutics, Inc. as filed with the Colorado Secretary of State on May 19, 2005 (incorporated by reference to the like numbered exhibit of Registrant's Current Report on Form 8-K filed on May 25, 2005).

2.4

Agreement Concerning the Exchange of Securities by and among Inhibiton Therapeutics, Inc. , HPI Partners, LLC, and the Security Holders of HPI Partners, LLC dated March 4, 2009 (incorporated by reference to exhibit number 2.1 of Registrant's Current Report on Form 8-K filed on May 11, 2009)

3.1	Amended and Restated Articles of Incorporation of Inhibiton Therapeutics, Inc (incorporated by reference to the like numbered exhibit of Registrant's Current Report on Form 8-K filed on June 3, 2009).

3.2

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed August 24, 2011 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on August 30, 2011)

3.3

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed December 7, 2011 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on December 12, 2011)

3.4	Bylaws (incorporated by reference to the like numbered exhibit of Registrant's Registration Statement on Form SB-2 filed on March 30, 2001).

3.5

Certificate of Designation of Series B Preferred Stock (incorporated by reference to exhibit number 3.1 of Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 19, 2011).

3.6

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed September 12, 2012 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on September 12, 2012)

32

3.7

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed April 24, 2013 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on April 30, 2013)

3.8

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed October 14, 2013 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on October 18, 2013)

3.9

Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation filed January 23, 2014 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on January 31, 2014)

3.10	Foreign Profit Corporation Articles of Domestication (Wyoming) (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on September 12, 2014)

3.11	Amended and Restated Articles of Incorporation of AlumiFuel Power Corporation (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on September 25, 2014)

3.12

Articles of Amendment to Articles of Incorporation of AlumiFuel Power Corporation dated November 3, 2014 (incorporated by reference to exhibit 3.1 of Registrant's Current Report on Form 8-K filed on November 18, 2014)

10.1

License Agreement between AlumiFuel Power Corporation and AlumiFuel Power International, Inc. dated March 26, 2010. (incorporated by reference to exhibit number 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 24, 2010).

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

ALUMIFUEL POWER CORPORATION
(Registrant)

Date: April 14, 2016	By:	/s/ Henry Fong
Henry Fong
President, Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Henry Fong
Henry Fong
Director

