Form 10-Q
period 2016-03-31
AlumiFuel Power Corp
filed 2016-05-23
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2016

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

____________________________

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

Number of shares of common stock outstanding at May 5, 2016: 2,228,481,617

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash	$1,373	$650
Deferred debt issuance costs (Note 4)	497	3,789
Total current assets	1,870	4,439

Total assets	$1,870	$4,439

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	$690,488	$673,111
Accounts payable	507,164	510,285
Derivative liability, convertible notes payable (Note 4)	695,289	684,518
Notes payable, related parties (Note 3)	37,955	32,745
Notes payable, other (Note 4)	457,849	402,949
Convertible notes payable, net of discount of $9,627 (2016) and $29,562 (2015) (Note 4)	657,515	637,580
Payroll liabilities (Note 5)	170,848	166,611
Accrued expenses	800,000	800,000
Dividends payable (Note 7)	150,778	142,719
Accrued interest payable:
Interest payable, convertible notes (Note 4)	194,044	178,760
Interest payable, related party notes (Note 3)	10,492	9,796
Interest payable, notes payable other (Note 4)	115,167	105,868

Total current liabilities	4,487,589	4,344,942

Series B preferred stock obligation, net (Note 7)	755,821	736,986

Commitments and contingencies (Note 5)

Shareholders' deficit: (Notes 1 & 7)
Preferred stock, $.001 par value; unlimited shares authorized	-	-
Common stock, $.001 par value; unlimited shares authorized, 2,228,481,617 shares issued and outstanding, respectively	2,228,481	2,228,481
Additional paid-in capital	14,479,063	14,479,063
Accumulated deficit	(25,843,834)	(25,695,880)

Total shareholders' deficit of the Company	(9,136,290)	(8,988,336)

Non-controlling interest (Note 1)	3,894,750	3,910,847

Total shareholders' deficit	(5,241,540)	(5,077,489)

Total liabilities and shareholders' deficit	$1,870	$4,439

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Revenue	$-	$-

Operating costs and expenses:
Selling, general and administrative expenses
Management fees related parties (Note 3)	82,500	83,510
General and administrative	12,852	96,750

Total operating costs and expenses	95,352	180,260

Loss from operations	(95,352)	(180,260)

Other income (expense):
Interest expense, amortization of convertible note discounts (Note 4)	(19,935)	(108,979)
Interest expense (Notes 3 & 4)	(37,993)	(54,833)
Fair value adjustment of derivative liabilities (Note 4)	(10,771)	(32,839)

	(68,699)	(196,651)

Loss before income taxes	(164,051)	(376,911)

Income tax provision (Note 6)	-	-

Net loss	$(164,051)	$(376,911)

Net loss attributable to non-controlling interest (Note 1)	16,097	16,349

Net loss attributable to Company	$(147,954)	$(360,562)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding (Notes 1 & 7)	2,228,481,617	240,911,996

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(164,051)	$(376,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (Note 7)	-	16,000
Amortization of debt issuance costs (Note 4)	3,292	3,663
Accretion of Series B preferred stock (Note 7)	18,835	18,834
Change in fair value of derivative liability (Note 4)	10,771	32,839
Amortization of discount on debentures payable (Note 4)	19,935	108,979
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,116	45,610
Related party payables (Note 3)	17,377	32,918
Dividends payable (Note 7)	8,059	7,970
Interest payable	25,279	9,603
Net cash used in operating activities	(59,387)	(100,495)

Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	-	101,000
Proceeds from notes payable, other (Note 4)	54,900	16,000
Prodeeds from notes payable, related (Note 3)	5,210	-
Payments on notes payable (Note 4)	-	(7,000)
Payments to placement agents (Note 4)	-	(8,500)
Net cash provided by financing activities	60,110	101,500

Net change in cash and cash equivalents	723	1,005

Cash and cash equivalents:
Beginning of period	650	972
End of period	$1,373	$1,977

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$5,015

Noncash financing transactions:
Notes and interest payable converted to stock	$-	$141,806

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and for the three month periods ended March 31, 2016 and 2015 include the condensed consolidated financial statements of AlumiFuel Power Corporation (the "Company") and its subsidiaries HPI Partners, LLC ("HPI"), AlumiFuel Power, Inc. ("API"), AlumiFuel Power Technologies, Inc. ("APTI"), Novofuel, Inc. ("Novofuel"), and 58% owned subsidiary AlumiFuel Power International, Inc. ("AFPI").

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation.The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements for the year ended December 31, 2015, notes and accounting policies thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had no revenue during the three months ended March 31, 2016, and has an accumulated deficit of $25,843,834 from its inception through that date. These factors raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Managements plans to address the going concern are discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this filing.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2015 and March 31, 2016 was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at March 31, 2016 as intercompany accounts. At March 31, 2016 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,894,750 is included in the Company's condensed consolidated balance sheet at March 31, 2016. In addition, $16,097 of the net loss of AFPI of $38,453 for the three months ended March 31, 2016 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at March 31, 2016 were $-0-.

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

The fair values of notes and loans payable to non-related parties approximate their carrying values because of the short maturities of these instruments. The fair value of long-term debt to non-related parties approximates carrying values, net of discounts applied, based on market rates currently available to the Company and their short maturities.

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying stock options, warrants, and convertible promissory notes are not considered in the calculations of diluted loss per share for the periods ended March 31, 2016 and 2015, as the impact of the potential common shares, which totaled approximately 14,348,041,500 (March 31, 2016) and 12,728,734,000 (March 31, 2015), would be anti-dilutive. Therefore, diluted loss per share presented for the three month periods ended March 31, 2016 and 2015 is equal to basic loss per share.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2016, and no pronouncements were adopted.

Note 3: Related Parties

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $30,000 for the three months ended March 31, 2016 and 2015. In addition, beginning October 1, 2010 the Company's president and treasurer were accruing a management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $33,000 for each of the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, the Company owed $555,542 and $432,152, respectively to its officers for management services.

In September 2009, the Company's board directors authorized a bonus program for the Company's officers related to their efforts raising capital to fund the Company's operations. Accordingly, the Company's president and secretary are eligible to receive a bonus based on 50% of the traditional "Lehman Formula" whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the three month periods ended March 31, 2016 and 2015, the Company recorded $0 and $1,010, respectively to a corporation owned in part by the Company's Secretary under this bonus program. At March 31, 2016 and 2015, respectively, there was $1,915 and $1,420 payable under the bonus plan.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three month periods ended March 31, 2016 and 2015, APTI paid a management fee of $6,500 per month to a company owned by the Company's officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the three month periods ended March 31, 2016 and 2015, these management fees totaled $19,500. As of March 31, 2016 and 2015, the Company owed $67,335 and $21,685, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $4,500 for the three months ended March 31, 2016 and 2015. A total of $8,690 and $1,500 in rent expense was accrued but unpaid at March 31, 2016 and 2015, respectively.

Accounts payable to related parties consisted of the following at March 31, 2016:

Management fees, rent and bonus payable to officers and their affiliates	$653,354

Accrued expenses payable to subsidiary officer	37,134

Total accounts payable, related party	$690,488

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the three months ended March 31, 2016:

Notes Payable – Related Parties and Affiliates:

Principal balance December 31, 2015	$32,745
Notes issued during the three months ended March 31, 2016	5,210
Notes repaid during the three months ended March 31, 2016	(0)
Principal balance March 31, 2016	$37,955

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total notes and interest payable to related parties consisted of the following at March 31, 2016 and December 31 2015:

	March 31, 2016	December 31, 2015
Notes payable to officers; interest at 8% and due on demand	$8,805	$4,595

Notes payable to affiliates of Company officers; interest at 8% and due on demand	29,150	28,150

Notes payable, related party	37,955	32,745

Interest payable related party	10,492	9,796

Total principal and interest payable, related party	$48,477	$42,541

Note 4: Notes Payable

AlumiFuel Power Corporation

At March 31, 2016 and December 31, 2015, the Company owed $151,900 and $97,000, respectively, to the Gulfstream 1998 Irrevocable Trust, at an interest rate of 8% and due on demand. During the three months ended March 31, 2016, the trust loaned the Company $54,900. There was $8,796 and $6,716 in accrued interest payable on these notes at March 31, 2016 and December 31, 2015, respectively.

At both March 31, 2016 and December 31, 2015, the Company owed $32,732 with interest payable at 8% and due on demand. There was $11,471 and $10,818 in accrued interest payable on these notes at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the Company owed $43,086 on a note payable. These notes are due on demand and carry an interest rate of 8%. There was $14,070 and $13,210 in accrued interest payable at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the Company owed $13,000 on a note payable due in 2012. This note carries an interest rate of 8% per annum. As of March 31, 2016 and December 31, 2015, there was $21,882 and $21,623 in accrued interest payable on this note, respectively.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid leaving an interest balance due of $57. This amount remained unpaid as of both March 31, 2016 and December 31, 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued and settled prior to 2016.

AlumiFuel Power International, Inc.

As of March 31, 2016 and December 31, 2015 there were $217,130 of notes payable to third parties outstanding. These notes are due on demand with an interest rate of 10% and may be converted to AFPI common stock if AFPI's common stock begins trading again. These notes are all beyond their maturity date and are therefore in default. As of March 31, 2016 and December 31, 2015, there was a total of $57,194 and $51,747, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity. Following those conversions, $647 in interest remained due and payable, which was outstanding at both March 31, 2016 and December 31, 2015.

Notes and interest payable to others consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Notes payable, non-affiliates; interest at 8% and due on demand	$240,719	$185,819

Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	217,130

Notes payable	457,849	402,949

Interest payable, non-affiliates	115,167	105,868

Total principal and interest payable, other	$574,010	$508,817

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

2009/2010 Convertible Debentures

In September 2009 through January 2010 we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the "Debentures"). Of that amount, $10,000 of these debentures remained unpaid as of March 31, 2016.

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

At March 31, 2016, the Company revalued the derivative liability balance of the remaining outstanding Debentures resulting in a derivative liability balance of $5,203.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 2012 Convertible Notes (More Capital Notes)

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

During the year ended December 31, 2015, More Capital converted $4,696 in principal on these notes to 93,916,856 shares of common stock at $0.00005 per share and resulting in a principal balance of $43,604 at December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding notes resulting in a derivative liability balance of $46,404.

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

During the year ended December 31, 2014, the holder converted a total of $21,000 in face value of the note to 840,000 shares of our common stock, or $0.025 per share leaving a balance due on the notes of $1,500 as of December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,599.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 CareBourn Notes

During the year ended December 31, 2014, an institutional investor, CareBourn Capital, converted $100,000 in promissory notes due from the Company into a convertible note due September 30, 2014. In addition, our president, converted $85,000 in fees due him from our subsidiary AFPI into convertible notes due February 1, 2014 ($50,000) and October 2, 2014 ($35,000), which were acquired by this investor. This investor also loaned the Company an additional $70,000 that was due August 2014 through July 2015. These notes total $255,000 (together the "2014 CareBourn Notes) bear interest at 8%-12% per annum and are convertible at a conversion price for each share of common stock equal to 50% of the average of the lowest three closing prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the 2014 CareBourn Notes resulted in an initial debt discount of $205,000 and an initial loss on the valuation of derivative liabilities of $72,950 for a derivative liability balance of $277,950 at issuance.

During the years ended December 31, 2014 and 2015, the note holders converted a total of $65,257 in face value of the 2014 CareBourn Notes to 705,027,247 shares of our common stock, or $0.0009 per share. As a result of these conversions, the Company recorded a decrease to the derivative liability and as of December 31, 2015 and March 31, 2016 the total face value of the 2014 CareBourn Notes outstanding was $189,753.

At March 31, 2016, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes resulting in a derivative liability balance of $245,721.

Bohn Convertible Note

In May 2013 we issued a $20,000 8% unsecured convertible note with a private investor (the "Bohn Convertible Note"). The Bohn Convertible Note is due in November and is convertible into common stock at a conversion price of 75% of the lowest trading price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Bohn Convertible Note resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $11,429 for a derivative liability balance of $31,429 at issuance. The balance of this note was $20,000 at both December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note resulting in a derivative liability balance of $24,616.

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

WHC Capital Notes

During 2014, WHC purchased notes totaling $101,300 from a party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the "WHC 2014 Notes"). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. This notes have an interest rate of 8% per annum and are due in March through July 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the WHC 2014 Notes resulted in an initial debt discount of $146,300 and an initial loss on the valuation of derivative liabilities of $66,901 for a derivative liability balance of $213,201 at issuance.

During the years ended December 31, 2014 and 2015, the note holders converted a total of $78,179 in face value and $234 in interest due on the WHC 2014 Notes to 250,944,694 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and the total face value of the WHC 2014 Notes outstanding was $68,122 at December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes resulting in a derivative liability balance of $78,686.

Schaper Notes

In December 2013 we issued a $15,000 8% unsecured convertible note to a private investor, in January 2014 we issued an additional $10,000 note under the same terms and in July 2015 a third note for $16,500 was issued under the same terms (together the "Schaper Notes"). The Schaper Notes are due in August and October 2014, and July 2015 and have a conversion price of 50% of the lowest three trading prices per share of the Company's common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Schaper Notes resulted in an initial debt discount of $41,500 and an initial loss on the valuation of derivative liabilities of $16,320 for a derivative liability balance of $57,820 at issuance. The outstanding balance of these notes was $41,500 at both December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes resulting in a derivative liability balance of $47,354.

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

During the years ended December 31, 2014 and 2015, the note holders converted a total of $43,735 in face value and $3,118 in accrued interest of the LG Funding Notes to 328,252,120 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of both December 31, 2015 and March 31, 2016 the total face value of the LG Funding Notes outstanding was $21,265.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes resulting in a derivative liability balance of $24,602.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2014, the note holder converted a total of $7,500 in face value of the Adar Convertible Notes to 600,000 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of December 31, 2015 and March 31, 2016, the total face value of the Adar Notes outstanding was $17,500.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $20,616.

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

During the years ended December 31, 2014 and 2015, the note holders converted a total of $15,100 in face value of the LG Funding Notes to 65,023,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of both December 31, 2015 and March 31, 2016, the total face value of the Beaufort Notes outstanding was $16,000.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability balance of $16,640.

Pure Energy 714 2015 Notes

During the quarter ended June 30, 2015, Pure Energy 714 purchased a note totaling $21,000 in principal and $3,360 in accrued interest from a note holders and we issued a replacement note in the amount of $24,360; during the quarter ended September 30, 2015 Pure Energy 714 purchased an additional note totaling $11,900 in principal and $1,139 in interest and we issued a replacement note in the amount of $13,039 (together the "Pure Energy 2015 Notes"). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 60% and 55%, respectively, of the lowest closing price per share of the Company's common stock for the thirty (30) and twenty (20) trading days, respectively, immediately preceding the date of conversion as adjusted for splits and other events. These notes have an interest rate of 8% per annum and are due in July 2015 and August 2015.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Notes resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $14,655 for a derivative liability balance of $39,025 at issuance.

During the year ended December 31, 2015, the note holders converted a total of $23,160 in face value of the Pure Energy 2015 Notes to 388,657,736 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company decreased the derivative liability and as of both December 31, 2015 and March 31, 2016 the total face value of the Pure Energy 2015 Notes outstanding was $14,239.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes resulting in a derivative liability balance of $15,606.

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

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of March 31, 2016, $1,000 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2015, the note holders converted a total of $6,894 in face value of the Black Forest Capital 2015 Notes to 137,880,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and the total face value of the Black Forest Capital 2015 Note outstanding was $13,106. In November 2015, Black Forest Capital called an event of default on the notes due to a covenant that we maintain an ongoing bid price for the Company's common stock. As a result of the default, both the principal and interest due on the note increased to 50% resulting in an outstanding principal balance of $19,659 at December 31, 2015 and March 31, 2016.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes resulting in a derivative liability balance of $22,550.

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

The Company received net proceeds from the CareBourn 2015 Notes of $88,500 after debt issuance costs of $9,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of March 31, 2016, $8,500 of these costs had been expensed as debt issuance costs.

As of both December 31, 2015 and March 31, 2016 the principal balance on these notes was $97,500.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes resulting in a derivative liability balance of $109,408.

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

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of March 31, 2016, $1,500 of these costs had been expensed as debt issuance costs.

At March 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding LG 2015 Note resulting in a derivative liability balance of $35,280.

As of both December 31, 2015 and March 31, 2016 the principal balance on this note was $31,500.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes payable, net of discounts; and interest payable consisted of the following at March 31, 2016:

March 31, 2016

Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes (More Capital); non-affiliate; interest at 8% due January 2013; outstanding principal of $43,604 face value	43,604
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $0	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $189,753 face value net of discount of $0	189,753
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $68,122 face value net of discount of $0	68,122
Schaper Notes; non-affiliate; interest at 8%; due August 2014 and July 2016; face value $41,500 net of discount of $4,127	37,373
LG Funding Notes; non-affiliate; interest at 8%; due February 2015; face value $21,265 net of discount of $0	21,265
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $97,500 face value net of discount of $5,500	92,000
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $19,569 face value net of discount of $0	19,659
LG Capital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $0	31,500
Pure Energy 2015 Notes; non-affiliate; interest at 8%; due July 2015 and August; $14,239 face value net of discount of $0	14,239
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $0	16,000
Total convertible notes, net of discount	657,515

Discount on convertible notes	9,627

Total convertible notes payable	667,142

Interest payable, convertible notes	194,044

Total convertible notes payable and accrued interest payable	$861,186

Note 5: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API's move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2015 of $166,611. During the three months ended March 31, 2016 an additional expense of $4,327 was recorded for a total accrued balance of $170,848 as of that date. This amount is included on the balance sheets at March 31, 2016 as "payroll liabilities".

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

Note 7: Capital Stock

Common Stock

During the three month period ended March 31, 2016 we issued no shares of common stock and therefore the total number of shares issued and outstanding remained 2,228,481,617.

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

There were 404,055 shares of our Series B Preferred Stock outstanding at March 31, 2016 and December 31, 2015. There were $150,778 and $142,719 in dividends payable on our Series B Preferred stock at March 31, 2016 and December 31, 2015, respectively, including $8,059 in dividends accrued in the three month period ended March 31, 2016.

The Company previously recorded the value of the preferred stock in equity and has determined that liability classification is required because the Series B Preferred Stock is convertible into a variable number of shares based on a fixed dollar amount. Accordingly, $18,835 in accretion was recorded as interest expense for the three month period ended March 31, 2016.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the activity of the Company's outstanding warrants at December 31, 2015 and March 31, 2016 is as follows:

	Warrants	Weighted-average exercise price	Weighted-average grant date fair value
Outstanding and exercisable at December 31, 2015	3,920	$105	$7.58

Expired	(600)	50	5.00

Outstanding and exercisable at March 31, 2016	3,320	$115	$10.31

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives of the warrants by groups as of March 31, 2016:

Exercise price range	Number of warrants outstanding	Weighted-average exercise price	Weighted-average remaining life

$ 2.50	160	$2.50	0.2 years

$75.00 - $200.00	3,000	92.00	1.3 years

$ 500.00	160	500.00	0.7 years

	3,320	$105.00	1.0 years

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

The Company's principal technology continues to be hydrogen generation on-site and on demand for such applications as feeding fuel cells to provide electricity, filling weather balloons for upper atmosphere readings, and providing power for unmanned undersea vehicle propulsion and surveillance operations. Government users typically are the early adopters of new technologies, and that is the case with NovoFuel's technology. However, with recent federal budget cuts, the procurement process and new technology R&D funding relating to NovoFuel's systems have come to a standstill. This has caused the company to focus on backup power applications for selected commercial applications, where there is a real demand and funding available for renewable energy solutions. Two notable examples are 5kW backup power hydrogen fuel cells for telecom rooftop cell towers, and a hybrid array of renewable energy components for medical cannabis cultivation -- now the fastest growing market in North America, surpassing mobile phones.

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

During 2015, we entered into a collaboration agreement with Lithium Battery Engineering, LLC and Custom Electronics, Inc. to explore the design and production of lithium-ion batteries to be marketed under the NovoFuel name. Target markets include large North American opportunities such as cannabis grow operations, and U.S. sponsored Power Africa rural and remote electrification. The stand-alone market for this type of battery is estimated at over $300,000,000 in North America, and $5 billion worldwide. The proposed NovoFuel 2.5kW battery is proposed to provide critical backup power for a variety of applications, including homes, and telecom cell sites -- replacing old-technology lead acid batteries which have numerous disadvantages in cycle life, energy density, size, battery management system, and cleanliness of operations. Moving forward with this initiative will require significant additional capital and there is no assurance the Company can successfully raise the funds necessary to move forward with this initiative.

LIQUIDITY AND CAPITAL RESOURCES

To address the going concern situation addressed in our financial statements at December 31, 2015 and 2014, we anticipate we will require over the next twelve months approximately $500,000 of additional capital to fund the Company's operations. This amount does not include any amounts that may be necessary to pay off existing debt or accrued expenses. We presently believe the source of funds will primarily consist of several components that include: debt financing, which may include further loans from our officers or directors as detailed more fully in the accompanying unaudited condensed consolidated financial statements; the sale of our equity securities in private placements or other equity offerings or instruments. As in 2015, during 2016 and for the foreseeable future we anticipate our primary source of capital resources will come from convertible debt instruments. These instruments contain significant discounts to the market value of our common stock of up to 60% causing the issuance of shares below market value prices producing substantial and continual dilution to our stockholders upon conversion.

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

RESULTS OF OPERATIONS

Three Month Period ended March 31, 2016 vs March 31, 2015

For both of the three month periods ended March 31, 2016 and 2015, our total revenue was $0. The loss from operations for the three month period ended March 31, 2016 was $95,352 versus $180,260 in the three month period ended March 31, 2015. This decrease in 2016 was primarily the result of a decrease in "general and administrative" expense as described more fully below. The losses included $82,500 and $83,510 in 2016 and 2015, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $12,832 and $96,750 for "general and administrative" operating expenses in the three month periods ended March 31, 2016 and 2015, respectively, was comprised of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
General and administrative	$10,708	$31,249
Salaries and employee benefits	6,798	53,846
Legal and accounting	5,000	3,655
Recovery of allowed for debt	(9,654)	(28,100)
Stock based compensation	-	16,000
Professional services	-	20,100
	$12,852	$96,750

General and administrative expense during the three months ended March 31, 2016 decreased approximately $84,000 from the same period in 2015. The most significant factor in the lower expense in 2016 versus 2015 is approximately $50,000 in lower salaries in the 2016 period as the Company ceased accruing the salary of the President of our operating subsidiary in 2016. General and administrative expense was also significantly lower in 2016 versus 2015 as the Company worked to keep its costs down. Stock based compensation decreased by $16,000 for professional services paid with shares of common stock in the 2015 period for which there was no corresponding expense in the 2016. This holds true for professional services as well given there was no expense in the first quarter of 2016 versus $20,100 in costs in 2015.

The company recorded $68,699 in "other expense" during the three months ended March 31, 2016 as compared to $196,651 in "other expense" for the three months ended March 31, 2015. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company's convertible notes primarily from significantly lower interest expense and amortization of the derivative liabilities, as well as no notes being issued in the 2016 period resulting in no derivative liability expense versus the 2015 period.

Three Month Period ended March 31, 2015 vs March 31, 2014

For both the three month periods ended March 31, 2015 and 2014, our total revenue was $0. The loss from operations for the three month period ended March 31, 2015 was $180,260 versus $202,937 in the three month period ended March 31, 2014. This decrease in 2015 was primarily the result of a decrease in "other" expense as described more fully below. The losses included $83,510 and $84,407 in 2015 and 2014, respectively, comprised of related party expense that included officer and key employee compensation as well as rent paid to related parties.

A total of $96,750 and $118,446 for "general and administrative" operating expenses in the three month periods ended March 31, 2015 and 2014, respectively, was comprised of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
General and administrative	$31,249	$31,504
Salaries and employee benefits	53,846	53,846
Legal and accounting	3,655	17,050
Bad debt expense	-	-
Recovery of allowed for debt	(28,100)	(13,500)
Stock based compensation	16,000	-
Professional services	20,100	29,546
	$96,750	$118,446

The general and administrative expenses during the three months ended March 31, 2015 included virtually no change in general and administrative and salaries and employee benefits expenses. The Company recovered $14,600 in increased recovery of allowed for debt from payments received on notes receivable from affiliate FastFunds Financial Corporation in 2015 which also contributed to the lower expense. Legal and accounting expense was significantly lower in 2015 versus 2014 resulting primarily from lower legal costs. Professional services was also slightly lower due in part to approximately $16,000 in services paid for with shares of the Company's common stock and included in "stock based compensation".

The company recorded $196,651 in "other expense" during the three months ended March 31, 2015 as compared to $617,060 in "other expense" for the three months ended March 31, 2014. This significant decrease is the direct result of recording lower overall costs related to derivative liabilities related to the Company's convertible notes primarily from significantly lower interest expense and fair value adjustment of the derivative liabilities.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") who is also the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO concluded that as of March 31, 2016 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

ALUMIFUEL POWER CORPORATION (Registrant)

Date: May 23, 2016	By:	/s/ Henry Fong
Henry Fong
Principal Executive Officer and
Principal Financial Officer

