Form 10-Q
period 2016-09-30
AlumiFuel Power Corp
filed 2021-01-29
CIK 1108046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2016

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

(307) 212-4657

(Registrant’s telephone number including area code)

___________________________

(Former name, address and fiscal year)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐ No. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes. ☐ No. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). Yes. ☐ No. ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AFPW	OTC Markets

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 25, 2021, there were 4,703,076,133 shares of Common Stock.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)	Sep. 31, 2016

Current assets:
Cash and cash equivalents	-
Deferred debt issuance costs (Note 4)	-
Other current assets	1,071
Total current assets	1,071
Current liabilities:
Accounts and notes payable:
Accounts payable, related party (Note 3)	777,965
Accounts payable	510,951
Derivative liability, convertible notes payable (Note 4)	706,885
Notes payable, related parties (Note 3)	45,947
Notes payable, other (Note 4)	457,849
Convertible notes payable, net of discount of $0 (2016) and $29,554 (2015) (Note 4)	667,140
Payroll liabilities (Note 5)	175,121
Accrued expenses	800,000
Dividends payable (Note 7)	158,837
Accrued interest payable:
Interest payable, convertible notes (Note 4)	209,328
Interest payable, related party notes (Note 3)	11,217
Interest payable, notes payable other (Note 4)	125,385
Total current liabilities	4,646,625
Shareholders’ equity:
Series B preferred stock obligation, net (Note 7)	774,655
Commitments and contingencies (Note 5)	-
Shareholders’ deficit: (Notes 1 & 7)
Preferred stock, $.001 par value; unlimited shares authorized	-
Common stock, $.001 par value; unlimited shares authorized, 4,703,076,133 shares issued and outstanding, respectively	4,703,076
Additional paid-in capital	14,479,063
Accumulated deficit	-26,006,412
Total shareholders’ deficit of the Company	-9,298,867
Non-controlling interest (Note 1)	3,878,658
Total shareholders’ deficit	-5,420,209
Total liabilities and shareholders’ equity
Total liabilities and shareholders’ deficit	1,071

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)	Sep-31-2016

Revenue	-
Operating costs and expenses:
Selling, general and administrative expenses
Management fees and related parties (Note 3)	82,500
General and administrative	27,676
Total operating costs and expenses	-110,176
Loss from operations	-110,176
Other expense:
Interest expense, amortization of convertible note discounts (Note 4)	-9,619
Interest expense (Notes 3&4)	-47,279
Fair value adjustment of derivative liabilities(Note 4)	-11,596
Total other expense	-68,494
Loss before income taxes	-178,670
Income tax provision (Note 6)	-
Net loss	-178,670
Net loss attributable to non-controlling interest (Note 1)	16,092
Net loss attributable to Company	-162,578
Basic and diluted loss per common share	$0.00
Weighted average common shares outstanding (Notes 1&7)	4,703,076,133

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Change in Shareholders’ Deficit

 (Unaudited)

CONSOLIDATED STATEMENT OF CHANGE in Shareholders’ Deficit - USD ($)	Common Stock	Additional Paid-In Capital	Accumulated Deficit
Beginning Balance, Shares at July 1, 2016	4,340,941,120
Beginning Balance, Amount at Jul. 1, 2016	$434,094.11	$14,479,063.00	$(23,121,589.00)
July through September 2016, issuance of common stock upon conversion of convertible debt (Notes 3 & 5), Shares	331,885,013
July through September 2016, issuance of common stock upon conversion of convertible debt (Notes 3 & 5), Amount	$33,188.50	$474,849.00
Net loss			$(1,471,919.00)
Ending Balance, Shares at Sep. 31, 2016	4,703,076,133
Ending Balance, Amount at Sep. 31, 2016	$4,703,076.13	$16,233,745.00	$(24,593,508.00)

See accompanying notes to unaudited condensed consolidated financial statements.

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Sep-31-2016
Cash flows from operating activities:
Net Loss	-342.721
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation (Note 7)	-
Amortization of debt issuance costs (Note 4)	3,789
Accretion of Series B preferred stock (Note7)	37,669
Change in fair value of derivative liability (Note 4)	22,367
Amortization of discount on debentures payable (Note 4)	29,554
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,182
Related party payables (Note 3)	104,854
Dividends payable (Note 7)	16,118
Interest payable	51,506
Net cash used in operating activities	-67,681
Cash flows from financing activities:
Proceeds from convertible notes (Note 4)	-
Proceeds from notes payable, other (Note 4)	54,900
Proceeds from notes payable, related (Note 3)	14,202
Payments on notes payable (Note 4)	-
Payments on notes payable, related (Note 3)	-1000
Payments to placement agents (Note 4)	-
Net cash provided by financing activities	68,102
Net change in cash and cash equivalents	421
Cash and cash equivalents:
Beginning of period	650
End of period	1,071
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	-
Interest payable	102
Noncash financing transactions:
Notes and interest payable converted to stock	-
Reclassification of derivative liabilities upon conversion of convertible debt	-

ALUMIFUEL POWER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of presentation

The interim unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and for the three month and six month periods ended September 31, 2016 and 2015 include the condensed consolidated financial statements of AlumiFuel Power Corporation (the “Company”) and its subsidiaries HPI Partners, LLC (“HPI”), AlumiFuel Power, Inc. (“API”), AlumiFuel Power Technologies, Inc. (“APTI”), Novofuel, Inc. (“Novofuel”), and 58% owned subsidiary AlumiFuel Power International, Inc. (“AFPI”).

Certain information and footnote disclosures normally included in unaudited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All of the intercompany accounts have been eliminated in consolidation. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2015, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had no revenue during the six months ended September 31, 2016 and has an accumulated deficit of $26,006,412 from its inception through that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Managements plans to address the going concern are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this filing.

Non-Controlling Interests

In February 2010, the Company formed its subsidiary, AFPI. The total number of AFPI shares outstanding at December 31, 2015 and September 31, 2016was 68,114,864.

The value of all shares of AFPI held by the Company have been eliminated on consolidation of the financial statements at September 31, 2016 as intercompany accounts. At September 31, 2016 there were 28,511,985 shares held by shareholders other than the Company representing 42% of the outstanding common shares of AFPI as of that date. A non-controlling interest in AFPI that totaled $3,878,558 is included in the Company’s condensed consolidated balance sheet at September 31, 2016. In addition, $32,189 of the net loss of AFPI of $76,897 for the six months ended September 31, 2016 has been attributed to the non-controlling interest of those stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. Cash equivalents at September 31, 2016 were $-0-.

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

Loss per Common Share

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Common stock underlying warrants, and convertible promissory notes are not considered in the calculations of diluted loss per share for the periods ended September 31, 2016 and 2015, as the impact of the potential common shares, which totaled approximately 14,630,000,000 (September 31, 2016) and 11,786,400 (June 30, 2015), would be anti-dilutive. Therefore, diluted loss per share presented for the six-month periods ended September 31, 2016 and 2015 is equal to basic loss per share.

Accounting for obligations and instruments potentially settled in the Company’s common stock

In connection with any obligations and instruments potentially to be settled in the Company’s stock, the Company accounts for the instruments in accordance with ASC Topic 815, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s stock. Under this pronouncement, contracts are initially classified as equity or as either assets or liabilities, depending on the situation. All contracts are initially measured at fair value and subsequently accounted for based on the then current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

Derivative Instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative instruments under the provisions of ASC Topic 815, “Derivatives and Hedging”.

Recently issued accounting pronouncements

Management reviewed accounting pronouncements issued during the six months ended September 31, 2016, and no pronouncements were adopted.

Note 3: Related Parties

Related Party Accounts Payable

The Board of Directors has estimated the value of management services for the Company at the monthly rate of $8,000 and $2,000 for the president and secretary/treasurer, respectively. The estimates were determined by comparing the level of effort to the cost of similar labor in the local market and this expense totaled $60,000 for the six months ended September 31, 2016 and 2015. In addition, beginning October 1, 2010 the Company’s president and treasurer were accruing a monthly management fee of $7,500 and $3,500, respectively, for their services as managers of AFPI. This amount totaled $66,000 for each of the six months ended September 31, 2016 and 2015. As of September 31, 2016 and 2015, the Company owed $618,540 and $473,942, respectively to its officers for management services.

In September 2009, the Company’s board directors authorized a bonus program for the Company’s officers related to their efforts raising capital to fund the Company’s operations. Accordingly, the Company’s president and secretary are eligible to receive a bonus based on 50% of the traditional “Lehman Formula” whereby they will receive 2.5% of the total proceeds of the first $1,000,000 in capital raised by the Company, 2.0% of the next $1,000,000, 1.5% of the next $1,000,000, 1% of the next $1,000,000 and .5% of any proceeds above $4,000,000. The amount is capped at $150,000 per fiscal year. During the six-month periods ended September 31, 2016 and 2015, the Company recorded $0 and $2,507, respectively to a corporation owned in part by the Company’s Secretary under this bonus program. At both September 31, 2016 and 2015 there was $1,915 payable under the bonus plan.

In the six-month periods ended September 31, 2016 and 2015, APTI paid a management fee of $6,500 per month to a company owned by the Company’s officers for services related to its bookkeeping, accounting and corporate governance functions. For each of the six-month periods ended September 31, 2016 and 2015, these management fees totaled $39,000. As of September 31, 2016 and 2015, the Company owed $86,619 and $18,370, respectively, in accrued fees and related expenses.

The Company rented office space, including the use of certain office machines, phone systems and long distance fees, from a company owned by its officers at $1,500 per month. This fee is month-to-month and is based on the amount of space occupied by the Company and includes the use of certain office equipment and services. Rent expense totaled $9,000 for the six months ended September 31, 2016 and 2015. A total of $8,990 and $0 in rent expense was accrued but unpaid at September 31, 2016 and 2015, respectively.

Accounts payable to related parties consisted of the following at September 31, 2016
Management fees, rent and bonus payable to officers and their affiliates	$739,875
Accrued expenses payable to subsidiary officer	38,090
Total accounts payable, related party.	$777,965

Related Party Notes Payable

AlumiFuel Power Corporation

The Company issues promissory notes to its officers, and entities affiliated with its officers, from time-to-time. These notes all bear interest at 8% per annum and are due on demand. The following table outlines activity related to issuances and payment on these notes for the six months ended September 31, 2016:

Notes Payable – Related Parties and Affiliates:

Notes Payable Related Parties and Affiliates
Principle balance September 31, 2015	$32,745
Notes issued during the six months ended September 31, 2016	14,202
Notes repaid during the six months ended September 31, 2016	-1000
Principle balance September 31, 2016	$45,947

Total notes and interest payable to related parties consisted of the following at September 31, 2016 and December 31, 2015:

	Sep-31-2016	Dec-31-2015
Notes payable to officers, interest at 8% and due on demand	$17,797	$4,595
Notes payable to affiliates of Company officers, interest at 8% and due on demand	28,150	28,150
Notes payable, related party	45,947	32,745
Interest payable related party	11,217	9,796
Total principal and interest payable, related party	$57,164	$42,541

Note 4: Notes Payable

AlumiFuel Power Corporation

At September 31, 2016 and December 31, 2015, the Company owed $151,900 and $97,000, respectively, to the Gulfstream 1998 Irrevocable Trust, at an interest rate of 8% and due on demand. During the six months ended September 31, 2016, the trust loaned the Company $54,900. There was $11,826 and $6,716 in accrued interest payable on these notes at September 31, 2016 and December 31, 2015, respectively.

At both September 31, 2016 and December 31, 2015, the Company owed $32,732 with interest payable at 8% and due on demand. There was $12,123 and $10,818 in accrued interest payable on these notes at September 31, 2016 and December 31, 2015, respectively.

At September 31, 2016 and December 31, 2015, the Company owed $43,086 on a note payable. These notes are due on demand and carry an interest rate of 8%. There was $14,929 and $13,210 in accrued interest payable at September 31, 2016 and December 31, 2015, respectively.

At September 31, 2016 and December 31, 2015, the Company owed $13,000 on a note payable due in 2012. This note carries an interest rate of 8% per annum. As of September 31, 2016 and December 31, 2015, there was $22,142 and $21,623 in accrued interest payable on this note, respectively.

During the year ended December 31, 2010 a note payable in the amount of $30,000 was issued and repaid leaving an interest balance due of $57. This amount remained unpaid as of both September 31, 2016 and December 31, 2015.

AlumiFuel Power, Inc.

AlumiFuel Power, Inc. owes $1,050 in unpaid interest on notes issued and settled prior to 2016.

AlumiFuel Power International, Inc.

As of September 31, 2016 and December 31, 2015 there were $217,130 of notes payable to third parties outstanding. These notes are due on demand with an interest rate of 10% and may be converted to AFPI common stock if AFPI’s common stock begins trading again. These notes are all beyond their maturity date and are therefore in default. As of September 31, 2016, and December 31, 2015, there was a total of $62,612 and $51,747, respectively, in interest payable on these notes.

HPI Partners, LLC

In 2009, various notes issued by HPI were converted to equity. Following those conversions, $647 in interest remained due and payable, which was outstanding at both September 31, 2016 and December 31, 2015.

Notes and interest payable to others consisted of the following at September 31, 2016 and December 31, 2015:

	Sep-31-2016	Dec-31-2015
Notes payable, non-affiliates; interest at 8% and due on demand	$240,719	$185,819
Notes payable, non-affiliates; interest at 10% and due in March 2014-July 2015	217,130	217,130
Notes payable	457,849	402,949
Interest payable, non-affiliates	125,385	105,868
Total principal and interest payable, other	$583,234	$508,817

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

2009/2010 Convertible Debentures

In September 2009 through January 2010, we issued $435,000 of 6% unsecured convertible debentures in transactions with private investors (the “Debentures”). Of that amount, $10,000 of these debentures remained unpaid as of September 31, 2016.

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

At September 31, 2016, the Company revalued the derivative liability of the remaining outstanding Debentures resulting in a derivative liability balance of $5,253.

January 2012 Convertible Notes (More Capital Notes)

In January 2012 we issued two convertible notes of $25,000 each for a total of $50,000 to J&J Potatoes. These notes were due six months from issuance, carry interest at 10% per annum and are convertible at $0.0012 per share. The Company has determined that the conversion feature does not represent an embedded derivative as the conversion price was known and was not variable making it conventional. The Company determined there was a beneficial conversion feature related to the January 2012 Convertible Notes based on the difference between the conversion price of $0.0012 and the market price of the Company’s common stock on the issue dates and recorded as interest expense $4,167 with an offset to additional paid-in capital. In January 2014, the Company agreed to allow the investor to convert $1,700 of this note to stock at a discount to market of 50%. Accordingly, 34,000,000 shares were issued at a conversion price of $0.00005 per share leaving a principal balance due of $48,300 at December 31, 2014. During the year ended December 31, 2015, these notes were sold to More Capital and the Company agreed to change the conversion terms to reflect a 50% discount to the lowest trading price of the Company’s common stock for the ten-day period immediately preceding conversion. This resulted in an initial loss on the valuation and a corresponding derivative liability expense of $50,715.

During the year ended December 31, 2015, More Capital converted $4,696 in principal on these notes to 93,916,856 shares of common stock at $0.00005 per share and resulting in a principal balance of $43,604 at December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding notes resulting in a derivative liability balance of $47,491.

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

We received net proceeds from the 2014 Asher Convertible Note of $20,000 after debt issuance costs of $2,500 paid for lender legal fees. These debt issuance costs were amortized over the nine-month term of the 2014 Asher Convertible Note and as of December 31, 2014, all of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the 2014 Asher Convertible Note resulted in total initial debt discounts of $22,500 and a total initial loss on the valuation of derivative liabilities of $1,800 for a derivative liability balance of $24,300 total at issuance.

During the year ended December 31, 2014, the holder converted a total of $21,000 in face value of the note to 840,000 shares of our common stock, or $0.025 per share leaving a balance due on the notes of $1,500 as of December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding 2014 Asher Note resulting in a derivative liability balance of $2,619.

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

During the years ended December 31, 2014 and 2015, the note holders converted a total of $65,257 in face value of the 2014 CareBourn Notes to 705,027,247 shares of our common stock, or $0.0009 per share. As a result of these conversions, the Company recorded a decrease to the derivative liability and as of December 31, 2015 and September 31, 2016 the total face value of the 2014 CareBourn Notes outstanding was $189,753.

At September 31, 2016, the Company revalued the derivative liability balance of the remaining outstanding 2014 CareBourn Notes resulting in a derivative liability balance of $250,254.

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

The beneficial conversion feature (an embedded derivative) included in the Bohn Convertible Note resulted in an initial debt discount of $20,000 and an initial loss on the valuation of derivative liabilities of $11,429 for a derivative liability balance of $31,429 at issuance. The balance of this note was $20,000 at both December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Bohn Convertible Note resulting in a derivative liability balance of $25,015.

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

WHC Capital Notes

During 2014, WHC purchased notes totaling $101,300 from a party note holders and issued new notes in the amount of $45,000 for a total of $146,300 in amounts due (the “WHC 2014 Notes”). The WHC 2014 Notes may be converted at any time at a discount to market of 50% of the lowest closing price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion as adjusted for splits and other events. These notes have an interest rate of 8% per annum and are due in March through July 2015.

The beneficial conversion feature (an embedded derivative) included in the WHC 2014 Notes resulted in an initial debt discount of $146,300 and an initial loss on the valuation of derivative liabilities of $66,901 for a derivative liability balance of $213,201 at issuance.

During the years ended December 31, 2014 and 2015, the note holders converted a total of $78,179 in face value and $234 in interest due on the WHC 2014 Notes to 250,944,694 shares of our common stock, or $0.0003 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and the total face value of the WHC 2014 Notes outstanding was $68,122 at December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding WHC 2014 Notes resulting in a derivative liability balance of $80,045.

Schaper Notes

In December 2013 we issued a $15,000 8% unsecured convertible note to a private investor, in January 2014 we issued an additional $10,000 note under the same terms and in July 2015 a third note for $16,500 was issued under the same terms (together the “Schaper Notes”). The Schaper Notes are due in August and October 2014, and July 2015 and have a conversion price of 50% of the lowest three trading prices per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the Schaper Notes resulted in an initial debt discount of $41,500 and an initial loss on the valuation of derivative liabilities of $16,320 for a derivative liability balance of $57,820 at issuance. The outstanding balance of these notes was $41,500 at both December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Schaper Notes resulting in a derivative liability balance of $47,491.

LG Funding Notes 2014

In February 2014 we issued a $40,000 8% unsecured convertible note with a private investor. This note was due on February 15, 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediately preceding the date of conversion. In June 2014 we issued an additional $25,000 note to this same investor with the same terms and conditions (the “LG Convertible Notes”)

We received net proceeds from the LG Convertible Note of $61,500 after debt issuance costs of $3,500. These debt issuance costs will be amortized over the terms of the LG Convertible Notes or such shorter period as the Notes may be outstanding. As of September 31, 2016, $3,000 of these costs had been expensed as debt issuance costs.

The beneficial conversion feature (an embedded derivative) included in the LG Convertible Notes resulted in an initial debt discount of $65,000 and an initial loss on the valuation of derivative liabilities of $5,200 for a derivative liability balance of $70,200 at issuance.

During the years ended December 31, 2014 and 2015, the note holders converted a total of $43,735 in face value and $3,118 in accrued interest of the LG Funding Notes to 328,252,120 shares of our common stock, or $0.0001 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of both December 31, 2015 and September 31, 2016 the total face value of the LG Funding Notes outstanding was $21,265.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding LG Convertible Notes resulting in a derivative liability balance of $25,056.

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

During the year ended December 31, 2014, the note holder converted a total of $7,500 in face value of the Adar Convertible Notes to 600,000 shares of our common stock, or $0.0125 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of December 31, 2015 and September 31, 2016, the total face value of the Adar Notes outstanding was $17,500.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding ADAR Convertible Note resulting in a derivative liability balance of $20,965.

Beaufort Notes

In November 2014 the Company issued a $16,000 unsecured convertible note with a private investor (the “Beaufort Note”). This note is due in May 2015 and is convertible into common stock at 50% of the lowest closing bid price for the ten (10) days immediately preceding the date of conversion. In addition, this investor also purchased $15,100 in promissory notes from the Gulfstream Trust for a total amount of notes outstanding of $31,100, which is convertible into common stock at 60% of the lowest closing bid price for the ten (10) days immediate preceding the date of conversion. The Beaufort Note accrues 5% interest only if it remains unpaid at maturity and only for the amount then owing at maturity through the payment date.

The beneficial conversion feature (an embedded derivative) included in the Beaufort Notes resulted in an initial debt discount of $31,100 and an initial loss on the valuation of derivative liabilities of $1,244 for a derivative liability balance of $32,344 at issuance.

During the years ended December 31, 2014 and 2015, the note holders converted a total of $15,100 in face value of the LG Funding Notes to 65,023,857 shares of our common stock, or $0.0002 per share. As a result of these transactions, the Company recorded a decrease to the derivative liability and as of both December 31, 2015 and September 31, 2016, the total face value of the Beaufort Notes outstanding was $16,000.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Beaufort Notes resulting in a derivative liability.

Pure Energy 714 2015 Notes

During the quarter ended June 30, 2015, Pure Energy 714 purchased a note totaling $21,000 in principal and $3,360 in accrued interest from a note holder and we issued a replacement note in the amount of $24,360; during the quarter ended September 30, 2015 Pure Energy 714 purchased an additional note totaling $11,900 in principal and $1,139 in interest and we issued a replacement note in the amount of $13,039 (together the “Pure Energy 2015 Notes”). The Pure Energy 2015 Notes may be converted at any time at a discount to market of 60% and 55%, respectively, of the lowest closing price per share of the Company’s common stock for the thirty (30) and twenty (20) trading days, respectively, immediately preceding the date of conversion as adjusted for splits and other events. These notes have an interest rate of 8% per annum and are due in July 2015 and August 2015.

The beneficial conversion feature (an embedded derivative) included in the Pure Energy 2015 Notes resulted in an initial debt discount of $24,360 and an initial loss on the valuation of derivative liabilities of $14,655 for a derivative liability balance of $39,025 at issuance.

During the year ended December 31, 2015, the note holders converted a total of $23,160 in face value of the Pure Energy 2015 Notes to 388,657,736 shares of our common stock, or $0.00006 per share. As a result of these transactions, the Company decreased the derivative liability and as of both December 31, 2015 and September 31, 2016 the total face value of the Pure Energy 2015 Notes outstanding was $14,239.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Pure Energy 2015 Notes resulting in a derivative liability balance of $15,955.

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

The Company received net proceeds from the Black Forest Capital 2015 Notes of $19,000 after debt issuance costs of $1,000. These debt issuance costs will be amortized over the terms of the Black Forest Capital 2015 Notes or such shorter period as the Notes may be outstanding. As of September 31, 2016, $1,000 of these costs had been expensed as debt issuance costs.

During the year ended December 31, 2015, the note holders converted a total of $6,894 in face value of the Black Forest Capital 2015 Notes to 137,880,000 shares of our common stock, or $0.00005 per share. As a result of these transactions, the Company decreased the derivative liability and the total face value of the Black Forest Capital 2015 Note outstanding was $13,106. In November 2015, Black Forest Capital called an event of default on the notes due to a covenant that we maintain an ongoing bid price for the Company’s common stock. As a result of the default, both the principal and interest due on the note increased to 50% resulting in an outstanding principal balance of $19,659 at December 31, 2015 and September 31, 2016.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding Black Forest Capital Notes resulting in a derivative liability balance of $23,127.

CareBourn Capital 2015 Notes

During the quarter ended March 30, 2015 we issued a total of $64,500 in two 12% convertible notes with a private investor and in the quarter ended September 30,

2015 an additional $33,000 in a third 12% convertible note (together the “CareBourn 2015 Notes”). The CareBourn 2015 Notes are due in December 2015 and May 2016 and have a conversion price of 50% of the lowest trading price per share of the Company’s common stock for the ten (10) trading days immediately preceding the date of conversion.

The beneficial conversion feature (an embedded derivative) included in the CareBourn 2015 Notes resulted in an initial debt discount of $97,500 and an initial loss on the valuation of derivative liabilities of $7,324 for a derivative liability balance of $104,824 at issuance.

The Company received net proceeds from the CareBourn 2015 Notes of $88,500 after debt issuance costs of $9,000. These debt issuance costs will be amortized over the terms of the CareBourn 2015 Notes or such shorter period as the Notes may be outstanding. As of September 31, 2016, $9,000 of these costs had been expensed as debt issuance costs.

As of both December 31, 2015 and September 31, 2016 the principal balance on these notes was $97,500.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding CareBourn 2015 Notes resulting in a derivative liability balance of $111,338.

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

The Company received net proceeds from the LG 2015 Note of $30,000 after debt issuance costs of $1,500. These debt issuance costs will be amortized over the terms of the LG 2015 Note or such shorter period as the Notes may be outstanding. As of September 31, 2016, $1,500 of these costs had been expensed as debt issuance costs.

At September 31, 2016 the Company revalued the derivative liability balance of the remaining outstanding LG 2015 Note resulting in a derivative liability balance of $35,280.

As of both December 31, 2015 and September 31, 2016 the principal balance on this note was $31,500.

Convertible notes payable, net of discounts; and interest payable consisted of the following at September 31, 2016:

Sep-31-2016
Convertible debentures; non-affiliates; interest at 6% and due December 2013; outstanding principal of $10,000 face value; net of discount of $0	$10,000
January 2012 Convertible Notes (More Capital); non-affiliate; interest at 8% due January 2013; outstanding principal of $43,604 face value	43,604
2014 Asher Convertible Notes; non-affiliate, interest at 8%; due May 2012; $1,500 face value net of discount of $0	1,500
2014 CareBourn Notes; non-affiliate; interest at 8%-12; due August 14 through July 2015; $189,753 face value net of discount of $0	189,753
Bohn Convertible Note; non-affiliate; interest at 8%; $20,000 face value net of discount of $0	20,000
Wexford Convertible Note; non-affiliate; interest at 8%; $75,000 face value net of discount of $0	75,000
WHC Convertible Notes; non-affiliate; interest at 8%; $68,122 face value net of discount of $0	68,122
Schaper Notes; non-affiliate; interest at 8%; due August 2014 and July 2016; face value $41,500 net of discount of $0	41,500
LGFunding Notes; non-affiliate; interest at 8%; due February 2015; face value $21,265 net of discount of $0	21,265
ADAR Notes; non-affiliate; interest at 8%; due February 2015; face value $17,500 net of discount of $0	17,500
CareBourn 2015 Notes; non-affiliate; interest at 12%; due December 2015; $97,500 face value net of discount of $0	97,500
Black Forest Capital 2015 Notes; non-affiliate; interest at 10%; due March 2016; $19,569 face value net of discount of $0	19,569
LGCapital 2015 Notes; non-affiliate; interest at 8%; due February 2016; $31,500 face value net of discount of $0	31,500
Beaufort Notes; non-affiliate; interest at 8%; due May 2015; face value $16,000 net of discount of $0	16,000
Total convertible notes, net of discount	667,140
Discount on convertible notes	0
Total convertible notes payable	667,140
Interest payable, convertible notes	209,328
Total convertible notes payable and accrued interest payable	$876,468

Note 5: Commitments and Contingencies

Payroll Liabilities

Following the formation of API in May 2008, HPI hired certain former employees of Hydrogen Power, Inc. and maintained an office in Seattle, Washington for a period of approximately five months. During that time, API paid wages to these employees without the benefit of a payroll management service. Upon API’s move from Seattle to Philadelphia, Pennsylvania in October 2008, the Company retained the services of a payroll management service to handle its payroll functions. During the period from May to October 2008, the Company recorded $52,576 in payroll liabilities due from wages paid to its employees and has been recording estimated penalties and interest quarterly on the balance for an estimated balance due at December 31, 2015 of $166,611. During the six months ended September 31, 2016 an additional expense of $8,510 was recorded for a total accrued balance of $175,121 as of that date. This amount is included on the balance sheet at September 31, 2016 as “payroll liabilities”.

Note 6: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 7: Capital Stock

Common Stock

During the six month period ended September 31, 2016 we issued no shares of common stock and therefore the total number of shares issued and outstanding remained 4,703,076,133 Shares.

Note 8: Subsequent Events

On August 8, 2016, the Corporation formed a new wholly owned subsidiary, Energy Staffing Solutions, Inc. The Board of directors has authorized Company management to seek business opportunities in the staffing business sector through potential acquisitions or collaborations, with a general roll-up approach.

Management has determined that there are no further events after the balance sheet date that should be disclosed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General:

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2015 and 2014.

The independent auditors’ reports on our financial statements for the years ended December 31, 2015 and 2014 include a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements for the year ended December 31, 2015.

While we have prepared our financial statements on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, there is substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Management Expense

Compensation expense for the three months ended September 30, 2016 was $82,500 compared to $82,995 for the three months ended September 30, 2015.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2016 was $27,676 compared to $15,450 for the three months ended September 30, 2015, an increase of $12,226, or 43.479%. General and administrative expenses have increased due to operating expenses of being a public company.

Other Expense

Total other expense of $68,494 for the three months ended September 30, 2016 consists of interest expense of $47,279, a loss on change in fair value of derivatives of $11,596 and a loss on the amortization of convertible note discounts of $9,619. Total other expense of $200,724 for the three months ended September 30, 2015 consisted of interest expense of $54,776, a loss on change in fair value of derivatives of $97,431 and a loss on the amortization of convertible note discounts of $48,517.

Net Loss

The Company had net loss of $178,670 for the three months ended September 30, 2016, as compared to a net loss of $299,169 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Management Expense

Compensation expense for the Nine Months ended September 30, 2016 was $82,500 compared to $249,005 for the Nine Months ended September 30, 2015. Compensation decreased due to a lessening of operations.

General and Administrative Expense

General and administrative expense for the Nine Months ended September 30, 2016 was $27,676 compared to $178,833 for the Nine Months ended September 30, 2015, a decrease of $151,157, or 84%. General and administrative expenses have decreased as the Company looks for new business opportunities and attempts to conserve its available cash.

Other Expense

Total other expense of $68,494 for the three months ended September 30, 2016 consists of interest expense of $47,279, a loss on change in fair value of derivatives of $11,596 and a loss on the amortization of convertible note discounts of $9,619. Total expense of $526,749 for the Nine Months ended September 30, 2015 consisted of interest expense of $162,488, a loss on change in fair value of derivatives of $132,948 and a loss on the amortization of convertible note discounts of $231,313.

Net Income

The Company had a net loss of $178,670 for the Nine Months ended September 30, 2016, as compared to a net loss of $954,087 for the Nine Months ended September 30, 2015.

Liquidity and Capital Resources

For the for the Nine Months ended September 30, 2016, we used $67,681 in operating activities and had net proceeds from financing activities of $68,102. To date a majority of our funding has come from the issuance of convertible notes.

Quarterly Developments

None.

Subsequent Developments

On August 8, 2016, the Corporation formed a new wholly owned subsidiary, Energy Staffing Solutions, Inc. The Board of directors has authorized Company management to seek business opportunities in the staffing business sector through potential acquisitions or collaborations, with a general roll-up approach.

Going Concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company on a going-concern basis. The going concern basis assumes that assets are realized, and liabilities are extinguished in the ordinary course of business at amounts disclosed in the consolidated financial statements. The Company has incurred recurring losses from operations and has an accumulated deficit of $26,006,412. The Company’s ability to continue as a going concern depends upon its ability to obtain adequate funding to support its operations through continuing investments of debt and/or equity by qualified investors/creditors, internally generated working capital and monetization of intellectual property assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is currently pursuing a business strategy which includes raising the necessary funds to finance the Company’s development and marketing efforts.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2016.

The following aspects of the Company were noted as potential material weaknesses:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the period ended September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALUMIFUEL POWER CORPORATION (Registrant)

Date: January 29, 2021	By:	/s/ Pedro Villagran-Garcia
Pedro Villagran-Garcia
Principal Executive Officer and Principal Financial Officer